Form 10-Q
period 2021-03-31
Hanover Bancorp, Inc. /NY
filed 2021-06-02
CIK 1828588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File No. 333-252262

HANOVER BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

New York	81-3324480
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 East Jericho Turnpike, Mineola, NY 11501
(Address of Principal Executive Offices) (Zip Code)

(516) 548-8500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	4,194,890 Shares
(Title of Class)	(Outstanding as of May 19, 2021)

HANOVER BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2021

PART I
ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2021 and September 30, 2020
(in thousands, except share and per share data)

	March 31, 2021	September 30, 2020
	(unaudited)
ASSETS
Cash and non-interest-bearing deposits due from banks	$5,227	$6,239
Interest-bearing deposits due from banks	72,220	73,970
Federal funds sold	82	-
Total cash and cash equivalents	77,529	80,209
Securities:
Held to maturity (fair value of $9,777 and $11,131, respectively)	9,470	10,727
Available for sale, at fair value	7,801	6,035
Total securities	17,271	16,762
Loans held for sale	893	-
Loans held for investment	763,596	725,019
Allowance for loan losses	(8,179)	(7,869)
Loans held for investment, net	755,417	717,150
Premises and equipment, net	14,328	14,156
Accrued interest receivable	6,490	6,766
Prepaid pension	4,535	4,660
Restricted securities, at cost	3,824	4,202
Goodwill	1,710	1,901
Receivable - securities sales	3,291	-
Other assets	5,144	5,800
TOTAL ASSETS	$890,432	$851,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$122,388	$82,350
Savings, NOW and money market	290,604	187,657
Time	305,192	394,753
Total deposits	718,184	664,760
Borrowings	56,417	85,154
Subordinated debentures	24,482	-
Note payable	-	14,984
Accrued interest payable	788	374
Other liabilities	8,316	8,291
TOTAL LIABILITIES	808,187	773,563
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY
Preferred stock (par value $0.01; 15,000,000 shares authorized; none issued)	-	-
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 4,194,890 and 4,175,144, respectively)	42	42
Surplus	64,283	63,725
Retained earnings	17,694	14,120
Accumulated other comprehensive income, net of tax	226	156
TOTAL STOCKHOLDERS’ EQUITY	82,245	78,043
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$890,432	$851,606

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended March 31, 2021 and 2020
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
INTEREST INCOME
Loans	$9,133	$9,728	$18,391	$19,674
Taxable securities	182	111	355	221
Federal funds sold	-	38	-	105
Other interest income	65	404	131	717
Total interest income	9,380	10,281	18,877	20,717
INTEREST EXPENSE
Savings, NOW and money market deposits	157	516	274	1,152
Time deposits	915	2,607	2,369	4,977
Borrowings	506	641	1,105	1,334
Total interest expense	1,578	3,764	3,748	7,463
Net interest income	7,802	6,517	15,129	13,254
Provision for loan losses	200	1,000	300	1,000
Net interest income after provision for loan losses	7,602	5,517	14,829	12,254
NON-INTEREST INCOME
Loan fees and service charges	125	57	191	137
Mortgage servicing income	14	25	31	54
Service charges on deposit accounts	17	15	32	35
Net gain on sale of loans held for sale	295	339	476	902
Net gain on sale of securities available for sale	240	-	240	-
Other income	1	2	8	2
Total non-interest income	692	438	978	1,130
NON-INTEREST EXPENSE
Salaries and employee benefits	3,325	2,886	6,501	5,474
Occupancy and equipment	1,209	1,083	2,380	2,215
Data processing	270	250	515	466
Advertising and promotion	19	111	67	217
Acquisition costs	151	-	296	236
Professional fees	308	837	720	1,342
Other expenses	443	464	836	832
Total non-interest expense	5,725	5,631	11,315	10,782
Income before income tax expense	2,569	324	4,492	2,602
Income tax expense	514	75	918	583
NET INCOME	$2,055	$249	$3,574	$2,019
EARNINGS PER COMMON SHARE - BASIC	$0.49	$0.06	$0.85	$0.49
EARNINGS PER COMMON SHARE - DILUTED	$0.48	$0.06	$0.84	$0.48
WEIGHTED AVERAGE COMMON SHARES - BASIC	4,193,682	4,155,711	4,187,239	4,155,837
WEIGHTED AVERAGE COMMON SHARES - DILUTED	4,259,021	4,221,958	4,252,278	4,220,005

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended March 31, 2021 and 2020
(in thousands)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Net income	$2,055	$249	$3,574	$2,019
Other comprehensive (loss) income, net of tax:
Change in unrealized gain on securities available for sale arising during the period, net of tax of $23, $13, $68 and $16, respectively	94	49	261	59
Reclassification adjustment for gains realized in net income, net of tax of ($49), $0, ($49) and $0, respectively	(191)	-	(191)	-
Total other comprehensive (loss) income, net of tax	(97)	49	70	59
Total comprehensive income, net of tax	$1,958	$298	$3,644	$2,078

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended March 31, 2021 and 2020
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Common stock
Balance, January 1	$42	$42
Stock-based compensation (in 2021: 8,227 shares issued, 331 shares withheld, 667 shares forfeited; in 2020: 14,841 shares issued, 6,407 shares forfeited)	-	-
Stock options exercised (in 2020: 10,735 shares issued)	-	-
Issuance of common stock (in 2021: 2,127 shares issued; in 2020: 1,198 shares issued)	-	-
Ending balance	42	42
Surplus
Balance, January 1	64,020	62,906
Stock-based compensation	216	186
Stock options exercised	-	107
Issuance of common stock	47	26
Ending balance	64,283	63,225
Retained earnings
Balance, January 1	15,639	10,916
Net income	2,055	249
Ending balance	17,694	11,165
Accumulated other comprehensive income, net of tax
Balance, January 1	323	32
Other comprehensive (loss) income, net of tax	(97)	49
Ending balance	226	81
Total stockholders’ equity	$82,245	$74,513

	Six Months Ended March 31,
	2021	2020
Common stock
Balance, October 1	$42	$42
Stock-based compensation (in 2021: 15,727 shares issued, 441 shares withheld, 667 shares forfeited; in 2020: 14,841 shares issued, 28,287 shares forfeited)	-	-
Stock options exercised (in 2020: 10,735 shares issued)	-	-
Issuance of common stock (in 2021: 5,127 shares issued; in 2020: 2,076 shares issued)	-	-
Ending balance	42	42
Surplus
Balance, October 1	63,725	62,740
Stock-based compensation	445	333
Stock options exercised	-	107
Issuance of common stock	113	45
Ending balance	64,283	63,225
Retained earnings
Balance, October 1	14,120	9,146
Net income	3,574	2,019
Ending balance	17,694	11,165
Accumulated other comprehensive income, net of tax
Balance, October 1	156	22
Other comprehensive income, net of tax	70	59
Ending balance	226	81
Total stockholders’ equity	$82,245	$74,513

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2021 and 2020
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2021	2020
NET INCOME	$3,574	$2,019
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Provision for loan losses	300	1,000
Depreciation and amortization	698	657
Net gain on sale of loans held for sale	(476)	(902)
Net gain on sale of securities available for sale	(240)	-
Stock-based compensation	445	333
Net accretion of premiums, discounts, loan fees and costs	(229)	(36)
Amortization of debt issuance costs	43	1
Amortization of intangible assets	2	2
Mortgage servicing rights valuation adjustment	25	67
Deferred tax benefit	(170)	(47)
Decrease (increase) in accrued interest receivable	276	(24)
Increase in other assets	(2,196)	(347)
Increase in accrued interest payable	414	64
Increase (decrease) in other liabilities	25	(3,369)
Net cash provided by (used in) operating activities	2,491	(582)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(4,700)	-
Purchases of restricted securities	(223)	-
Proceeds from sales of securities available for sale	3,240	-
Principal repayments of securities held to maturity	1,247	488
Principal repayments of securities available for sale	18	16
Redemptions of restricted securities	601	872
Proceeds from sales of loans	18,287	30,845
Net increase in loans	(57,026)	(4,300)
Purchases of premises and equipment	(870)	(610)
Net cash (used in) provided by investing activities	(39,426)	27,311
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	53,424	66,811
Repayments of Federal Home Loan Bank advances	(12,580)	(19,300)
Repayments of Federal Reserve Bank borrowings	(16,157)	-
Proceeds from issuance of subordinated debentures, net of issuance costs	24,455	-
Repayment of note payable	(15,000)	-
Net proceeds from stock options exercised	-	107
Net proceeds from issuance of common stock	113	45
Net cash provided by financing activities	34,255	47,663
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,680)	74,392
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,209	87,831
CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,529	$162,223
SUPPLEMENTAL DATA:
Interest paid	$3,334	$7,113
Income taxes paid	$514	$896
SUPPLEMENTAL NON-CASH DISCLOSURE:
Transfers from portfolio loans to loans held for sale	$18,704	$29,525

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, RISKS AND UNCERTAINTIES, ACCOUNTING POLICIES AND RECENT ACCOUNTING DEVELOPMENTS
Hanover Bancorp, Inc. (the “Company”), is a New York corporation which became the holding company for Hanover Community Bank (the “Bank”) in 2016. The Bank, headquartered in Mineola, New York, was incorporated under the laws of the State of New York and is a New York State chartered bank. The Bank commenced operations on November 4, 2008 and is a full-service bank providing personal and business lending and deposit services. As a State chartered bank, the Bank is subject to regulation by the New York State Department of Financial Services (“DFS”) and the Federal Deposit Insurance Corporation. The Company is subject to regulations promulgated by the Board of Governors of the Federal Reserve System (the “FRB”).

In August 2019, Chinatown Federal Savings Bank was acquired by the Company and merged into the Bank. During the six-month period ended March 31, 2021, previously reported goodwill resulting from the acquisition of Chinatown Federal Savings Bank was reduced by $191 thousand.  The reduction was an adjustment related to the net deferred tax asset.

Basis of Presentation

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of March 31, 2021, its consolidated statements of income for the three and six months ended March 31, 2021 and 2020, its consolidated statements of comprehensive income for the three and six months ended March 31, 2021 and 2020, its consolidated statements of changes in stockholders’ equity for the three and six months ended March 31, 2021 and 2020 and its consolidated statements of cash flows for the six months ended March 31, 2021 and 2020.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and six months ended March 31, 2021 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

All material intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has adversely affected, and may continue to adversely affect, local, national and global economic activity. Actions taken to help mitigate the spread of COVID-19 include restrictions on travel, quarantines and government-mandated closures of various businesses. The spread of the outbreak has caused significant disruptions to the economy and has disrupted banking and other financial activity in the areas in which the Company operates.

Also, in March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range to between zero and 0.25 percent and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. The reductions in interest rates and other effects of the COVID-19 pandemic may materially and adversely affect the Company’s financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial impact will be to the Company. It is possible that estimates made in the financial statements could be materially and adversely impacted due to these conditions, including estimates regarding expected credit losses on loans receivable and impairment of goodwill.

Accounting Policies

Allowance for Loan Losses – The Company considers the determination of the allowance for loan losses its most critical accounting policy, practice and use of estimates. The Company uses available information to recognize probable and reasonably estimable losses on loans. Future additions to the allowance may be necessary based upon changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. The allowance for loan losses is increased by a provision for loan losses charged against income and is decreased by charge-offs, net of recoveries. Loan losses are recognized in the period the loans, or portion thereof, are deemed uncollectible. The adequacy of the allowance to cover any inherent loan losses in the portfolio is evaluated on a quarterly basis.

Loans and Loan Interest Income Recognition - Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs and an allowance for loan losses. The loan portfolio is segmented into residential real estate, multi-family, commercial real estate, commercial and industrial loans and consumer loans.

Interest income on loans is accrued and credited to income as earned. Net loan origination fees and costs are deferred and accreted/amortized to interest income over the loan’s contractual life using the level-yield method, adjusted for actual prepayments.

Loans that are acquired are initially recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized through the allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. The Company has two loans which, at the time of acquisition, showed evidence of credit deterioration since origination. Purchased credit impaired loans were not material at March 31, 2021 and September 30, 2020.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value as determined by outstanding commitments from investors. Periodically, the Company originates various residential mortgage loans for sale to investors generally on a servicing released basis. The sale of such loans is generally arranged through a master commitment on a best-efforts basis. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Premiums, discounts, origination fees and costs on loans held for sale are deferred and recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held for sale are included in other income, recognized on settlement date and are determined to be the difference between the sale proceeds and the carrying value of the loans. These transactions are accounted for as sales based on satisfaction of the criteria for such accounting which provides that, as transferor, the Company has surrendered control of the loans.

For liquidity purposes generally, there are instances when loans originated with the intent to hold in portfolio are subsequently transferred to loans held for sale. At transfer, they are carried at the lower of cost or fair value.

Recent Accounting Developments

Adoption of New Accounting Standards – In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820), “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this ASU were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. The amendments are to be applied on a retrospective basis to all periods presented. The fair value disclosures were updated with the Company’s 2020 adoption of ASU 2018-13, with no material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), “Simplifying the Test for Goodwill Impairment.” The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not exceeding the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The ASU also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. For non-public entities, ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2021 with early adoption permitted. The amendments are to be applied on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition within the first annual period when the entity initially adopts the amendments. The Company adopted ASU 2017-04 on October 1, 2019 and determined that there was no impairment of goodwill under the new method.

Recent Accounting Pronouncements - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), “Measurement of Credit Losses on Financial Instruments,” which sets forth a current expected credit loss (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the incurred loss model and will apply to the measurement of credit losses on financial assets measured at amortized cost and to some off-balance sheet credit exposures. For the Company, an emerging growth company electing to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has been gathering data and will be evaluating data and system requirements to implement this standard. The Company cannot yet determine the overall impact this standard will have on its consolidated financial statements upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which amended existing guidance that requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, the lessor accounting model and Topic 606, Revenue from Contracts with Customers. For the Company, an emerging growth company electing to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act, ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early application permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the adoption impact of ASU 2016-02 on the consolidated financial statements. Based on leases outstanding at March 31, 2021, the Company does not expect adoption to have a material impact on the income statement but does anticipate a material impact to the Company’s consolidated statement of financial condition as a result of recognizing right-of-use assets and lease liabilities.

2. EARNINGS PER COMMON SHARE
Basic earnings per common share is computed based on the weighted-average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. For periods in which a loss is reported, the impact of stock options is not considered as the result would be antidilutive.

The computation of earnings per common share for the three and six months ended March 31, 2021 and 2020 follows (in thousands, except share and per share data). There were no stock options that were antidilutive for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Basic earnings per common share
Net income	$2,055	$249	$3,574	$2,019
Weighted average common shares outstanding	4,193,682	4,155,711	4,187,239	4,155,837
Basic earnings per common share	$0.49	$0.06	$0.85	$0.49

Diluted earnings per common share
Net income	$2,055	$249	$3,574	$2,019
Weighted average common shares outstanding for basic earnings per common share	4,193,682	4,155,711	4,187,239	4,155,837
Add: dilutive effects of assumed exercises of stock options	65,339	66,247	65,039	64,168
Average shares and dilutive potential common shares	4,259,021	4,221,958	4,252,278	4,220,005
Diluted earnings per common share	$0.48	$0.06	$0.84	$0.48

3. SECURITIES
At the time of purchase of a security, the Company designates the security as either available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent.

The amortized cost, fair value and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at March 31, 2021 and September 30, 2020 were as follows (in thousands):

	March 31, 2021				September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale:
U.S. GSE residential mortgage-backed securities	$815	$117	$-	$932	$838	$124	$-	$962
Corporate bonds	6,700	171	(2)	6,869	5,000	73	-	5,073
Total available for sale securities	7,515	288	(2)	7,801	5,838	197	-	6,035
Held to maturity:
U.S. GSE residential mortgage-backed securities	3,249	78	-	3,327	4,478	118	-	4,596
U.S. GSE commercial mortgage-backed securities	2,721	200	-	2,921	2,749	253	-	3,002
Corporate bonds	3,500	33	(4)	3,529	3,500	33	-	3,533
Total held to maturity securities	9,470	311	(4)	9,777	10,727	404	-	11,131
Total investment securities	$16,985	$599	$(6)	$17,578	$16,565	$601	$-	$17,166

All of the Company’s securities with gross unrealized losses at March 31, 2021 had been in a continuous loss position for less than twelve months and such unrealized losses totaling $6 thousand are immaterial to the Company’s consolidated financial statements. There were no securities with unrealized losses at September 30, 2020. At March 31, 2021 and September 30, 2020, investment securities carried at $1.4 million and $5.6 million, respectively, were pledged to secure public deposits.

The amortized cost and fair value of the Company’s securities portfolio at March 31, 2021 (in thousands) are presented by contractual maturity in the table below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2021
	Amortized Cost	Fair Value
Securities available for sale:
Five to ten years	$4,700	$4,869
After ten years	2,000	2,000
U.S. GSE residential mortgage-backed securities	815	932
Total securities available for sale	7,515	7,801
Securities held to maturity:
One to five years	1,500	1,496
Five to ten years	2,000	2,033
U.S. GSE residential mortgage-backed securities	3,249	3,327
U.S. GSE commercial mortgage-backed securities	2,721	2,921
Total securities held to maturity	9,470	9,777
Total investment securities	$16,985	$17,578

For the three and six months ended March 31, 2021, proceeds from sales of securities available for sale totaled $3.2 million, with an associated recognized gross gain of $240 thousand. There were no sales of securities during the three and six months ended March 31, 2020.

4. LOANS
The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented (in thousands).

	March 31, 2021	September 30, 2020

Residential real estate	$432,495	$454,073
Multi-family	175,463	136,539
Commercial real estate	117,762	113,615
Commercial and industrial	38,154	21,100
Consumer	18	24
Gross loans	763,892	725,351
Net deferred fees	(296)	(332)
Total loans	763,596	725,019
Allowance for loan losses	(8,179)	(7,869)
Total loans, net	$755,417	$717,150

The Company is a participant in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration under the CARES Act, to provide guaranteed loans to qualifying businesses and organizations. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. As of March 31, 2021, eight of the Company’s PPP loans totaling $868 thousand had received forgiveness. The Company’s PPP loans outstanding, included in commercial and industrial loans in the table above, totaled $33.5 million and $17.6 million at March 31, 2021 and September 30, 2020, respectively.

At March 31, 2021 and September 30, 2020, the Company was servicing approximately $32.2 million and $26.8 million, respectively, of loans for others. The Company had approximately $893 thousand in loans held for sale at March 31, 2021, and no loans held for sale at September 30, 2020.

For the three months ended March 31, 2021 and 2020, the Company sold loans totaling approximately $9.4 million and $9.9 million, respectively, recognizing net gains of $295 thousand and $339 thousand, respectively. For the six months ended March 31, 2021 and 2020, the Company sold loans totaling approximately $17.8 million and $30.1 million, respectively, recognizing net gains of $476 thousand and $902 thousand, respectively.

The following summarizes the activity in the allowance for loan losses by portfolio segment for the periods indicated (in thousands).

	Three Months Ended March 31, 2021					Three Months Ended March 31, 2020
	Balance at beginning of period	Charge-offs	Recoveries	(Credit) provision for loan losses	Balance at end of period	Balance at beginning of period	Charge-offs	Recoveries	Provision (credit) for loan losses	Balance at end of period
Residential real estate	$5,094	$-	$-	$(243)	$4,851	$4,685	$-	$-	$576	$5,261
Multi-family	1,619	-	-	336	1,955	1,192	-	-	248	1,440
Commercial real estate	1,221	-	-	89	1,310	1,175	-	-	(114)	1,061
Commercial and industrial	44	-	-	18	62	79	(300)	-	300	79
Consumer	1	-	-	-	1	12	-	-	(10)	2
Total	$7,979	$-	$-	$200	$8,179	$7,143	$(300)	$-	$1,000	$7,843

	Six Months Ended March 31, 2021					Six Months Ended March 31, 2020
	Balance at beginning of period	Charge-offs	Recoveries	(Credit) provision for loan losses	Balance at end of period	Balance at beginning of period	Charge-offs	Recoveries	Provision (credit) for loan losses	Balance at end of period
Residential real estate	$5,103	$-	$-	$(252)	$4,851	$4,647	$-	$-	$614	$5,261
Multi-family	1,506	-	-	449	1,955	1,215	-	-	225	1,440
Commercial real estate	1,221	-	-	89	1,310	1,193	-	-	(132)	1,061
Commercial and industrial	38	-	10	14	62	75	(300)	-	304	79
Consumer	1	-	-	-	1	13	-	-	(11)	2
Total	$7,869	$-	$10	$300	$8,179	$7,143	$(300)	$-	$1,000	$7,843

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment methodology for the periods indicated (in thousands). The recorded investment in loans excludes accrued interest receivable due to immateriality.

	Allowance for Loan Losses			Loan Balances
March 31, 2021	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Residential real estate	$-	$4,851	$4,851	$8,494	$423,982	$432,476
Multi-family	-	1,955	1,955	1,324	174,455	175,779
Commercial real estate	-	1,310	1,310	1,198	116,768	117,966
Commercial and industrial	-	62	62	-	37,355	37,355
Consumer	-	1	1	-	20	20
Total	$-	$8,179	$8,179	$11,016	$752,580	$763,596

	Allowance for Loan Losses			Loan Balances
September 30, 2020	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Residential real estate	$-	$5,103	$5,103	$2,221	$451,539	$453,760
Multi-family	-	1,506	1,506	47	136,690	136,737
Commercial real estate	-	1,221	1,221	629	113,129	113,758
Commercial and industrial	-	38	38	334	20,404	20,738
Consumer	-	1	1	-	26	26
Total	$-	$7,869	$7,869	$3,231	$721,788	$725,019

The following presents information related to the Company’s impaired loans by portfolio segment for the periods shown (in thousands).

	March 31, 2021			September 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Residential real estate	$8,494	$8,494	$-	$2,221	$2,221	$-
Multi-family	1,324	1,324	-	47	47	-
Commercial real estate	1,198	1,198	-	629	629	-
Commercial and industrial	-	-	-	634	334	-
Total	$11,016	$11,016	$-	$3,531	$3,231	$-

	Three Months Ended March 31,				Six Months Ended March 31,
	2021		2020		2021		2020
	Average recorded investment	Interest income recognized (1)	Average recorded investment	Interest income recognized (1)	Average recorded investment	Interest income recognized (1)	Average recorded investment	Interest income recognized (1)
Residential real estate	$7,880	$21	$2,241	$21	$6,767	$43	$1,977	$42
Multi-family	1,328	2	72	4	687	3	75	8
Commercial real estate	671	1	596	19	350	2	478	25
Commercial and industrial	-	-	534	-	-	-	584	-
Total	$9,879	$24	$3,443	$44	$7,804	$48	$3,114	$75

(1) Accrual basis interest income recognized approximates cash basis income.

At March 31, 2021 and September 30, 2020, past due and non-accrual loans disaggregated by portfolio segment were as follows (dollars in thousands):

	Past Due and Non-Accrual
March 31, 2021	30 - 59 days past due and accruing	60 - 89 days past due and accruing	90 days and over past due and accruing	Non-accrual		Total past due and non-accrual	Current	Total
Residential real estate	$1,336	$-	$-	$6,828	(1)	$8,164	$424,312	$432,476
Multi-family	-	-	-	1,324	(2)	1,324	174,455	175,779
Commercial real estate	-	-	322	1,198	(3)	1,520	116,446	117,966
Commercial and industrial	-	-	-	-		-	37,355	37,355
Consumer	-	-	-	-		-	20	20
Total	$1,336	$-	$322	$9,350		$11,008	$752,588	$763,596

(1) Of the residential real estate non-accrual loans at March 31, 2021, $1,920 were not past due and $4,908 were 90 days or more past due.
(2) Of the multi-family non-accrual loans at March 31, 2021, $1,287 were not past due and $37 were 90 days or more past due.
(3) Of the commercial real estate non-accrual loans at March 31, 2021, $1,180 were not past due and $18 were 90 days or more past due.

	Past Due and Non-Accrual
September 30, 2020	30 - 59 days past due and accruing	60 - 89 days past due and accruing	90 days and over past due and accruing	Non-accrual	(1)	Total past due and non-accrual	Current	Total
Residential real estate	$4,507	$-	$-	$538		$5,045	$448,715	$453,760
Multi-family	-	-	-	47		47	136,690	136,737
Commercial real estate	-	-	296	34		330	113,428	113,758
Commercial and industrial	-	-	-	334		334	20,404	20,738
Consumer	-	-	-	-		-	26	26
Total	$4,507	$-	$296	$953		$5,756	$719,263	$725,019

(1) Non-accrual loans at September 30, 2020 were 90 days or more past due.

Troubled debt restructurings (“TDRs”) are loan modifications where the Company has granted a concession to a borrower in financial difficulty. To assess whether a borrower is experiencing financial difficulty, an evaluation is performed to determine if that borrower is currently in payment default under any of its obligations or whether there is a probability that the borrower will be in payment default in the foreseeable future without the modification. At both March 31, 2021 and September 30, 2020, the Company had a recorded investment in TDRs totaling $1.7 million, consisting solely of residential real estate loans with no specific reserves allocated to such loans and no commitment to lend additional funds under those loans, at either March 31, 2021 or September 30, 2020.

For the three and six months ended March 31, 2021 and 2020, there were no TDRs for which there was a payment default within twelve months of restructuring. A loan is considered to be in payment default once it is 90 days contractually past due under its modified terms. For the three and six months ended March 31, 2021 and 2020, the Company had no new TDRs.

In June 2020, New York’s Governor Andrew Cuomo signed SB 8243C and SB 8428, which created Section 9-x of the New York Banking Law. The new Section 9-x requires New York regulated banking institutions and New York regulated mortgage servicers to make available applications for forbearance of any payment due on certain residential mortgages to qualified borrowers for their primary residence located in New York. In general, qualified borrowers will be granted forbearance of all monthly payments for a period of up to 180 days, to be extended for up to an additional 180 days provided that the borrower demonstrates continued financial hardship.

The Company has been prudently working with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan losses. The Company modified 393 loans totaling $220.4 million under the CARES Act which are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. As of March 31, 2021, 36 loans totaling $22.8 million were still in forbearance, of which 27 loans totaling $16.0 million were loans qualified under Section 9-x.

The Company continuously monitors the credit quality of its loans by reviewing certain credit quality indicators, most notably credit risk ratings by loan segment. The Company utilizes a credit risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers assign credit risk ratings to loans at time of origination. Should a lending officer learn of any financial developments subsequent to a loan’s origination, the loan’s risk rating is reviewed and adjusted if necessary. In addition, the Company engages a third-party independent loan reviewer that performs semi-annual reviews of a sample of the Company’s loans, validating the credit risk ratings assigned to those loans.

Credit risk ratings play an important role in the determination of the Company’s loan loss provision and the adequacy of its allowance for loan losses. The Company’s credit risk rating system makes use of certain information relevant to the ability of the borrower to service their debt, including current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company’s credit risk ratings are as follows:

Special Mention – Loans with potential weaknesses that require close management attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects for the asset or in the Company’s credit position at some future date.

Substandard - Loans inadequately protected by current sound worth and paying capacity of the obligor or collateral pledged, if any. Loans classified as Substandard have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. There exists a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful - Loans with weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing factors, conditions and values, highly questionable and improbable.

Loans not having a credit risk rating of Special Mention, Substandard or Doubtful are considered pass loans.

At March 31, 2021 and September 30, 2020, the Company’s loan portfolio by credit risk rating disaggregated by portfolio segment were as follows (dollars in thousands):

	March 31, 2021				September 30, 2020
	Grade				Grade
	Pass	Special mention	Substandard	Total	Pass	Special mention	Substandard	Total
Residential real estate	$422,760	$2,888	$6,828	$432,476	$449,524	$2,893	$1,343	$453,760
Multi-family	170,454	4,001	1,324	175,779	135,396	1,294	47	136,737
Commercial real estate	116,154	-	1,812	117,966	111,457	893	1,408	113,758
Commercial and industrial	37,355	-	-	37,355	20,404	-	334	20,738
Consumer	20	-	-	20	26	-	-	26
Total	$746,743	$6,889	$9,964	$763,596	$716,807	$5,080	$3,132	$725,019

5. STOCK-BASED COMPENSATION
The Company’s 2018 Equity Compensation Plan (“the 2018 Plan”) provides for the grant of stock-based compensation awards to officers, employees and directors of the Company. Under the 2018 Plan, a total of 346,000 shares of the Company’s common stock were approved for issuance, of which 207,681 shares remained for possible issuance at March 31, 2021.

Stock Options
Stock options are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, with vesting periods of three years and contractual terms of ten years. All stock options fully vest upon a change in control.

The fair value of stock options is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Expected terms are based on historical data and represent the periods in which the options are expected to be outstanding. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

No stock options were exercised during the six months ended March 31, 2021. The total intrinsic value of options exercised for the six months ended March 31, 2020 was $127 thousand. The total cash received from option exercises for the six months ended March 31, 2020 was $107 thousand. The Company recognized tax benefits of $44 thousand resulting from option exercises for the three and six months ended March 31, 2020.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
Outstanding, October 1, 2020	155,506	$11.35	$1,623	4.66 years
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2021 (1)	155,506	$11.35	$1,656	4.16 years

(1) All outstanding options are fully vested and exercisable.

There was no compensation expense attributable to stock options for the six months ended March 31, 2021. For the three and six months ended March 31, 2020, such compensation expense was $5 thousand and $10 thousand, respectively.

Restricted Stock
During the six months ended March 31, 2021, restricted stock awards of 15,727 shares were granted with a three-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. Since there is no active market for the exchange of the Company’s stock, the fair value of the restricted stock awards was estimated on the date of grant based on the prices of the most recent transactions in the Company’s common stock.

A summary of restricted stock activity follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested, October 1, 2020	95,052	$19.56
Granted	15,727	21.93
Vested	(15,879)	18.96
Forfeited	(667)	21.79
Unvested, March 31, 2021	94,233	$20.04

Compensation expense attributable to restricted stock was $216 thousand and $180 thousand for the three months ended March 31, 2021 and 2020, respectively. For the six months ended March 31, 2021 and 2020, compensation expense attributable to restricted stock was $445 thousand and $322 thousand, respectively. As of March 31, 2021, there was $1.4 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 1.73 years. The total fair value of shares vested during the six months ended March 31, 2021 and 2020 was $349 thousand and $253 thousand, respectively. Of the vested shares, 441 shares and 0 shares, respectively, were withheld to pay taxes due upon vesting.

6. REGULATORY MATTERS
The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

In addition, to avoid limitations on distributions, including dividend payments, the Bank must hold a capital conservation buffer above its minimum risk-based capital requirements. The capital conservation buffer is equal to the lowest of the results calculated in items (1), (2), and (3) as follows: (1) the Bank’s common equity tier 1 capital to risk-weighted assets ratio, less 4.50%, which is the minimum common equity tier 1 capital ratio regulatory requirement; (2) the Bank’s tier 1 capital to risk-weighted assets ratio, less 6.00%, which is the minimum tier 1 capital ratio regulatory requirement; and (3) the Bank’s total capital to risk-weighted assets ratio, less 8.00%, which is the minimum total capital ratio regulatory requirement. However, if any of the three calculated results is less than zero (i.e., is negative), the capital conservation buffer would be zero.

Each of the Bank’s capital ratios exceeds applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be well capitalized as of March 31, 2021 and September 30, 2020. At March 31, 2021 and September 30, 2020, the Bank’s capital conservation buffers were in excess of the minimum buffer requirement described above. There are no subsequent conditions or events that management believes have changed the Bank’s capital adequacy.

The Bank’s capital amounts (in thousands) and ratios are presented in the table that follows.

	Actual		Required for capital adequacy purposes		Excess of amount required for capital adequacy purposes (1)		To be Well Capitalized under prompt corrective action regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total capital to risk-weighted assets	$109,302	22.49%	$38,882	8.00%	$70,420	14.49%	$48,602	10.00%
Tier 1 capital to risk-weighted assets	103,199	21.23%	29,161	6.00%	74,038	15.23%	38,882	8.00%
Common equity tier 1 capital to risk-weighted assets	103,199	21.23%	21,871	4.50%	81,328	16.73%	31,591	6.50%
Tier 1 capital to adjusted average assets (leverage)	103,199	12.00%	34,401	4.00%	N/A	N/A	43,001	5.00%

September 30, 2020
Total capital to risk-weighted assets	$95,079	20.57%	$36,970	8.00%	$58,109	12.57%	$46,212	10.00%
Tier 1 capital to risk-weighted assets	89,275	19.32%	27,727	6.00%	61,548	13.32%	36,970	8.00%
Common equity tier 1 capital to risk-weighted assets	89,275	19.32%	20,796	4.50%	68,479	14.82%	30,038	6.50%
Tier 1 capital to adjusted average assets (leverage)	89,275	11.22%	31,820	4.00%	N/A	N/A	39,775	5.00%

(1) The capital conservation buffer is the minimum of the excess amounts shown, that is 14.49% and 12.57% at March 31, 2021 and September 30, 2020, respectively.

The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Generally, the Bank may not declare or pay dividends in excess of retained earnings as reported in its Consolidated Reports of Condition and Income (Call Report) without prior approval of regulatory agencies. In addition, as discussed above, the Bank’s ability to pay dividends to the Company may be limited if the Bank fails to satisfy any applicable capital conservation buffer. As of March 31, 2021, $20.6 million of the Bank’s retained earnings was available to pay dividends.

7. FAIR VALUE
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax effects related to the realization of unrealized gains and losses could have a significant impact on fair value estimates and have not been considered.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents - Cash and cash equivalents, which includes cash and due from banks, interest-bearing deposits at other banks and federal funds sold are short-term in nature with original maturities of three months or less; the carrying amount approximates fair value.

Securities held to maturity and securities available for sale - The fair values for securities were obtained from an independent broker based upon market prices quoted on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific security but rather on the security’s relationship to other benchmark quoted securities.

Loans held for sale - Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors.

Loans held for investment – The fair values for performing loans held for investment were obtained from an independent third party based upon an exit price which considered various factors, such as the interest rate of the loan relative to current market rates, the strength of the credit, the underwriting methodology and loan documentation and the ability to liquidate.

Generally, for loans identified as impaired, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based on recent appraised values. Appraisals for collateral-dependent impaired loans are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Adjustments may relate to location, square footage, condition, amenities, market rate of leases and timing of comparable sales. All appraisals undergo a second review process to ensure that the methodology and the values derived are reasonable. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. Impaired loans are evaluated quarterly for additional impairment and adjusted accordingly. Adjustments to fair value are made only when the analysis indicates a probable decline in collateral values.

Mortgage servicing rights - The fair values for mortgage servicing rights are obtained from an independent third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds.

Accrued interest receivable and payable - Carrying amount is a reasonable estimate of fair value.

Deposits - The fair value of time deposits is based on the market average at the term nearest the weighted average remaining maturity. For demand and other deposits, the carrying amount is a reasonable estimate of fair value.

Borrowings – Fair values are derived from discounted contractual cash flows using the weighted average remaining maturity.

Commitments to extend credit and letters of credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments is immaterial to the financial statements.

The following presents fair value measurements on a recurring basis at March 31, 2021 and September 30, 2020 (in thousands):

		Fair Value Measurements Using
Assets:	March 31, 2021	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
U.S. GSE residential mortgage-backed securities	$932	$932	$-
Corporate bonds	6,869	6,869	-
Mortgage servicing rights	130	-	130
Total	$7,931	$7,801	$130

		Fair Value Measurements Using
Assets:	September 30, 2020	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
U.S. GSE residential mortgage-backed securities	$962	$962	$-
Corporate bonds	5,073	5,073	-
Mortgage servicing rights	155	-	155
Total	$6,190	$6,035	$155

Reconciliations for mortgage servicing rights measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follow (in thousands).

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Beginning balance	$144	$247	$155	$266
Adjustment to fair value	(14)	(48)	(25)	(67)
Ending balance	$130	$199	$130	$199

The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company, some of which are unobservable inputs and are therefore classified as Level 3 within the fair value hierarchy. Fair value at March 31, 2021 was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, prepayment speeds ranging from 23.87% to 23.89% and a weighted average life ranging from 2.3 to 3.4 years. Fair value at March 31, 2020 was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, prepayment speeds ranging from 23.40% to 23.83% and a weighted average life ranging from 2.8 to 3.4 years.

The Company had no financial instruments measured at fair value on a non-recurring basis at March 31, 2021 and September 30, 2020. The Company’s impaired loans had no related specific allowances recorded at March 31, 2021 and September 30, 2020.

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at March 31, 2021 and September 30, 2020 (in thousands).

		Fair Value Measurements Using
March 31, 2021	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial Assets:
Cash and cash equivalents	$77,529	$77,529	$-	$-	$77,529
Securities held to maturity	9,470	-	9,777	-	9,777
Loans, net	755,417	-	-	780,793	780,793
Accrued interest receivable	6,490	-	153	6,337	6,490
Financial Liabilities:
Time deposits	305,192	-	306,567	-	306,567
Demand and other deposits	412,992	412,992	-	-	412,992
Borrowings	56,417	-	56,526	-	56,526
Subordinated debentures	24,482	-	26,493	-	26,493
Accrued interest payable	788	1	787	-	788

		Fair Value Measurements Using
September 30, 2020	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial Assets:
Cash and cash equivalents	$80,209	$80,209	$-	$-	$80,209
Securities held to maturity	10,727	-	11,131	-	11,131
Loans, net	717,150	-	-	746,969	746,969
Accrued interest receivable	6,766	-	218	6,548	6,766
Financial Liabilities:
Time deposits	394,753	-	397,842	-	397,842
Demand and other deposits	270,007	270,007	-	-	270,007
Borrowings	85,154	-	87,052	-	87,052
Note payable	14,984	-	-	15,329	15,329
Accrued interest payable	374	1	339	34	374

8. LOSS CONTINGENCIES
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of a loss is probable and an amount or range of loss can be reasonably estimated. The Company’s management does not believe there now are such matters that will have a material effect on the financial statements.

9. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances
At March 31, 2021 and September 30, 2020, FHLB advances outstanding were $56.4 million and $69.0 million, respectively. The advances were all at fixed rates ranging from 0.37% to 2.96% and from 0.37% to 2.98%, respectively, and with maturities ranging from June 2021 to August 2025 and from October 2020 to August 2025, respectively, at March 31, 2021 and September 30, 2020.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $371.7 million and $143.7 million of residential and commercial mortgage loans under a blanket lien arrangement at March 31, 2021 and September 30, 2020, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $154.0 million at March 31, 2021.

The following presents the Company’s outstanding FHLB advances contractual maturities in the fiscal years shown (dollars in thousands):

	At March 31, 2021
Maturity	Amount	Weighted Average Rate
2021	$22,177	1.51%
2022	4,000	2.02%
2023	4,300	1.15%
2024	18,860	0.98%
2025	7,080	0.58%
	$56,417	1.23%

Federal Reserve Borrowings
In January 2021, the Company paid off its borrowings from the Federal Reserve’s PPP Liquidity Facility (“PPPLF”). At September 30, 2020, the Company’s borrowings from the PPPLF were $16.2 million. The borrowings had a rate of 0.35% and a maturity date equal to the maturity date of the underlying PPP loan pledged to secure the extension of credit. The Company utilized the PPPLF to partially fund PPP loan production and the borrowings were fully secured by PPP loans.

10. SUBORDINATED DEBENTURES
In October 2020, the Company completed the private placement of $25.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2030 (the “Notes”) to certain qualified institutional buyers and accredited investors. The Notes will initially bear interest, payable semi-annually, at the rate of 5.00% per annum, until October 15, 2025. From and including October 15, 2025, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (“SOFR”) plus 487.4 basis points. The Company may, at its option, beginning with the interest payment date of October 15, 2025 but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, subject to the receipt of any required regulatory approval. The Notes are not subject to redemption at the option of the holder.

The Company used a portion of the net proceeds to pay off the existing holding company note in October 2020 and intends to use the remainder of the net proceeds for acquisition financing and general corporate purposes, including contributing equity capital to the Bank.

At March 31, 2021, the unamortized issuance costs of the Notes were $518 thousand. For the three and six months ended March 31, 2021, $14 thousand and $27 thousand, respectively, in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

11. SIGNIFICANT EVENTS
On August 27, 2020, the Company, the Bank and Savoy entered into a definitive agreement pursuant to which the Company was to acquire Savoy. This transaction was consummated on May 26, 2021, when Savoy was merged into the Bank in a stock and cash transaction valued at approximately $65.5 million. Under the terms of the agreement, each outstanding share of Savoy common stock was exchanged for a combination of 50% cash consideration and 50% common stock of the Company. Savoy, established in 2008, operated one branch in Rockefeller Center, New York City. The Company issued a total of 1,357,567 shares of its common stock as part of the merger consideration.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements - This document contains a number of forward-looking statements, including statements about the financial condition, results of operations, earnings outlook and prospects of the Company, and the merger with Savoy, and may include statements for the period following the completion of the merger. Forward-looking statements are typically identified by words such as “should,” “likely,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “target,” “project,” “goal” and other similar words and expressions. The forward-looking statements involve certain risks and uncertainties. The ability of the Company to predict results or the actual effects of its plans and strategies, or those of the combined company, is subject to inherent uncertainty.

Factors that may cause actual results or earnings to differ materially from such forward-looking statements include those set forth in Part II, Item 1A. Risk Factors, those included in the Company’s Registration Statement on Form S-4 (333-252262) under the caption “Risk Factors” and, among others, the following:

•
The integration of Savoy’s business and operations with those of the Company may take longer than anticipated, may be more costly than anticipated and may have unanticipated adverse results relating to Savoy’s or the Company’s existing businesses;

•
The anticipated cost savings and other synergies of the merger may take longer to be realized or may not be achieved in their entirety, and attrition in key client, partner and other relationships relating to the merger may be greater than expected;

•	The ability to achieve anticipated merger-related operational efficiencies;

•	The ability to enhance revenue through increased market penetration, expanded lending capacity and product offerings;

•	Changes in monetary and fiscal policies of the Federal Reserve Board and the U. S. Government, particularly related to changes in interest rates;

•	Changes in general economic conditions;

•
Occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics such as COVID-19, or outbreaks of hostilities, or the effects of climate change, and the ability of the Company to deal effectively with disruptions caused by the foregoing;

•
The effects of COVID-19, including, but not limited to, the length of time that the pandemic continues, the effectiveness of the vaccination program and accompanying vaccination rates, the potential future imposition of further restrictions on travel, the measures adopted by federal, state and local governments, the health of employees and the potential inability of employees to work due to illness, quarantine or government mandates, the business continuity plans of customers and vendors, the increased likelihood of cybersecurity risk, data breaches, or fraud due to employees working from home, the ability of borrowers to repay their loans and the effect of the pandemic on the general economy and businesses of borrowers;

•	Legislative or regulatory changes;

•	Downturn in demand for loan, deposit and other financial services in the Company’s market area;

•	Increased competition from other banks and non-bank providers of financial services;

•	Technological changes and increased technology-related costs; and

•	Changes in accounting principles, or the application of generally accepted accounting principles.

Because these forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this document or the date of any document incorporated by reference in this document. All subsequent written and oral forward-looking statements concerning the merger or other matters addressed in this document and attributable to the Company or Savoy or any person acting on their behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this document. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Non-GAAP Disclosure - This discussion includes non-GAAP financial measures of the Company’s tangible common equity (“TCE”) ratio, tangible common equity and tangible assets. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The Company believes that these non-GAAP financial measures provide both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other financial institutions.

With respect to the calculations and reconciliations of tangible common equity, tangible assets and the TCE ratio, please see Liquidity and Capital Resources contained herein.

Recent Development - On August 27, 2020, the Company, the Bank and Savoy entered into a definitive agreement pursuant to which the Company was to acquire Savoy. This transaction was consummated on May 26, 2021, when Savoy was merged into the Bank in a stock and cash transaction valued at approximately $65.5 million. Under the terms of the agreement, each outstanding share of Savoy common stock was exchanged for a combination of 50% cash consideration and 50% common stock of the Company. Savoy, established in 2008, operated one branch in Rockefeller Center, New York City. The Company issued a total of 1,357,567 shares of its common stock as part of the merger consideration.

Executive Summary –The Company is a one-bank holding company incorporated in 2016. The Company operates as the parent for its wholly owned subsidiary, the Bank, which commenced operations in 2008. In 2019, Chinatown Federal Savings Bank was acquired by the Company and merged into the Bank. The income of the Company is primarily derived through the operations of the Bank. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

The Bank operates as a locally headquartered, community-oriented bank, serving customers throughout the New York metro area from offices in Nassau, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York. The Bank has focused on originating 1-4 family mortgage loans, primarily secured by investor-owned properties, while offering a full range of credit and deposit products to business and individual customers, particularly to small and mid-sized businesses, municipalities, local professionals and individuals residing, working and shopping in the communities serviced by its offices.

The Bank works to provide more direct, personal attention than management believes is offered by competing financial institutions, the majority of which are branch offices of banks headquartered outside of the Bank’s primary trade area. By striving to employ professional, responsive and knowledgeable staff, the Bank believes it offers a superior level of service to its customers. As of result of senior management’s availability for consultation on a daily basis, the Bank believes it offers customers a quicker response on loan applications and other banking transactions, as well as greater certainty that these transactions will actually close, than competitors, whose decisions may be made in distant headquarters.

The COVID-19 pandemic has caused widespread economic disruption in the Bank’s metropolitan New York trade area. The Company has actively participated in state and local programs designed to mitigate the impacts of the COVID-19 pandemic on individuals and small businesses and it continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan losses on its loan portfolio. Although the local economy has shown signs of improvement, management continues to cautiously consider opportunities to expand the loan portfolio.

The Bank has historically been able to generate additional income by strategically originating and selling its primary lending products to other financial institutions at premiums. The Bank expects that it will continue to originate loans, for its own portfolio and for sale, which will result in continued growth in interest income while also realizing gains on the sale of loans to others. The loan sale market has been negatively impacted by the COVID-19 pandemic although indications are that it has been improving.

The Bank finances most of its activities through a combination of deposits, including non-interest-bearing demand, savings, NOW and money market deposits as well as time deposits, and both short- and long-term borrowings. The Company’s chief competition includes local banks within its market area, as well as New York City money center banks and regional banks. In November 2020, a Chief Municipal Officer was added to the Company’s senior management team. This individual, who previously managed a municipal portfolio that consisted of balances over $550 million, is responsible for all municipal depository activities including developing, maintaining and administering municipal deposit programs. The generation of municipal deposits provides an additional source of liquidity to the Bank.

Financial Performance Summary
As of or for the three and six months ended March 31, 2021 and 2020
(dollars in thousands, except per share data)

	Three months ended March 31,		Over/ (under)		Six months ended March 31,		Over/ (under)
	2021	2020	2020		2021	2020	2020
Revenue (1)	$8,494	$6,955	22.1%		$16,107	$14,384	12.0%
Non-interest expense	5,725	5,631	1.7%		11,315	10,782	4.9%
Provision for loan losses	200	1,000	(80.0%)		300	1,000	(70.0%)
Net income	2,055	249	725.3%		3,574	2,019	77.0%
Net income per common share - diluted	0.48	0.06	700.0%		0.84	0.48	75.0%
Return on average assets	0.97%	0.11%	86	bp	0.84%	0.47%	37	bp
Return on average common stockholders’ equity	10.28%	1.34%	894	bp	8.95%	5.47%	348	bp
Tier 1 leverage ratio	12.00%	9.76%	224	bp	12.00%	9.76%	224	bp
Common equity tier 1 risk-based capital ratio	21.23%	19.26%	197	bp	21.23%	19.26%	197	bp
Tier 1 risk-based capital ratio	21.23%	19.26%	197	bp	21.23%	19.26%	197	bp
Total risk-based capital ratio	22.49%	20.52%	197	bp	22.49%	20.52%	197	bp
Tangible common equity ratio (non-GAAP)	9.06%	8.16%	90	bp	9.06%	8.16%	90	bp
Total common stockholders’ equity/total assets (2)	9.24%	8.32%	92	bp	9.24%	8.32%	92	bp

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total non-interest income.
(2) The ratio of total common stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.

At March 31, 2021 the Company, on a consolidated basis, had total assets of $890.4 million, total deposits of $718.2 million and total stockholders’ equity of $82.2 million. The Company recorded net income of $2.1 million, or $0.48 per diluted common share, for the three months ended March 31, 2021 compared to $249 thousand, or $0.06 per diluted common share, for the same period in 2020.

The $1.8 million increase in earnings for the three months ended March 31, 2021 versus the comparable 2020 period was primarily due to a $1.3 million or 19.7% increase in net interest income, an $800 thousand reduction in the provision for loan losses and a $254 thousand increase in non-interest income versus the comparable 2020 period. Partially offsetting these positive factors was a $94 thousand or 1.7% increase in total operating expenses in the three months ended March 31, 2021 from the comparable period a year ago.

The Company’s return on average assets and return on average common stockholders’ equity were 0.97% and 10.28%, respectively, for the three months ended March 31, 2021 versus 0.11% and 1.34%, respectively, for the comparable 2020 period.

Credit quality remains good. Total non-accrual loans at March 31, 2021 were $9.4 million, or 1.22% of total loans, compared to $953 thousand, or 0.13% of total loans at September 30, 2020. The increase in non-accrual loans during the three months ended March 31, 2021 resulted from the addition of several credits where the borrowers had been granted forbearance in 2020 and where management determined it to be unlikely that the borrowers would be able to comply with the terms of their modified payment plans. The Company believes that each of these loans is well secured. The allowance for loan losses at March 31, 2021 was $8.2 million, or 1.07% of total loans and 87% of total non-accrual loans.

Total core deposits, consisting of demand, NOW, savings and money market accounts were $413.0 million at March 31, 2021, representing 58% of total deposits at that date, compared to $270.0 million and 41%, respectively, at September 30, 2020. Total deposits, including time deposits, were $718.2 million at March 31, 2021 versus $664.8 million at September 30, 2020. In addition, at March 31, 2021, 17% of the Company’s total deposits were non-interest-bearing demand deposits.

The Company’s operating efficiency ratio was 69.4% for the three months ended March 31, 2021 versus 81.0% a year ago, reflecting, in part, the Company’s continuing initiatives to grow and create the infrastructure required for a public reporting company, to implement new product offerings, such as governmental deposits, and to increase commercial real estate and commercial and industrial lending.

Critical Accounting Policies, Judgments and Estimates - To prepare financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Critical accounting estimates are accounting estimates where (a) the nature of the estimate is material due to levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (b) the impact of the estimate on financial condition or operating performance is material.

The Company considers the determination of the allowance for loan losses its most critical accounting policy, practice and use of estimates. The Company uses available information to recognize probable and reasonably estimable losses on loans. Future additions to the allowance may be necessary based upon changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. The allowance for loan losses is increased by a provision for loan losses charged against income and is decreased by charge-offs, net of recoveries. Loan losses are recognized in the period the loans, or portion thereof, are deemed uncollectible. The adequacy of the allowance to cover any inherent loan losses in the portfolio is evaluated on a quarterly basis.

Material Changes in Financial Condition - Total assets of the Company at March 31, 2021 were $890.4 million versus $851.6 million at September 30, 2020. Total loans at March 31, 2021 were $763.6 million, compared to total loans of $725.0 million at September 30, 2020. Total deposits at March 31, 2021 increased by 8.0% to $718.2 million when compared to September 30, 2020. Total borrowings at March 31, 2021 were $80.9 million, including $56.4 million of outstanding FHLB advances.

For the six months ended March 31, 2021, the Company’s loan portfolio, net of sales, grew by $38.6 million, or 5.3%, to $763.6 million. This growth was concentrated primarily in commercial real estate loans, including multi-family loans, and commercial and industrial loans consisting largely of PPP loans. At March 31, 2021, the residential loan portfolio amounted to $432.5 million, with an average loan balance of $430 thousand and a weighted average loan-to-value ratio of 52%. Commercial real estate loans, including multi-family loans, totaled $293.2 million at March 31, 2021, with an average loan balance of $816 thousand and a weighted average loan-to-value ratio of 53%. The loan portfolio’s commercial real estate concentration ratio was 247% of capital at March 31, 2021 versus 246% of capital at September 30, 2020.

At March 31, 2021, total deposits were $718.2 million, an increase of $53.4 million when compared to September 30, 2020. This growth was primarily due to an increase in core deposit balances of $143.0 million, partially offset by a decrease in time deposits of $89.6 million. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 57.5% and 40.6% of total deposits at March 31, 2021 and September 30, 2020, respectively. At those dates, demand deposit balances represented 17.0% and 12.4% of total deposits.

Total borrowings at March 31, 2021 were $80.9 million. The Company continued to reduce usage of its FHLB borrowing capacity as other lower cost funding options were utilized to replace maturing FHLB advances. At March 31, 2021, the Company had $56.4 million of outstanding FHLB advances as compared to $69.0 million at September 30, 2020. In January 2021, the Company paid off its borrowings from the PPPLF. At September 30, 2020, the Company’s borrowings from the PPPLF were $16.2 million. Additionally, in October 2020, the Company issued $25 million of 10-year subordinated notes with a coupon rate of 5.00% fixed for the first five years to provide capital to support growth of the consolidated entity. Immediately after this issuance, the Company used $15 million of the debt proceeds to pay off its $15 million, 5.85% fixed rate line of credit with another financial institution, reducing its cost of funds. Borrowings at September 30, 2020 included the $15 million line of credit subsequently repaid.

Liquidity and Capital Resources – Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve, FHLB and correspondent banks, which totaled $80.1 million and $80.0 million at March 31, 2021 and September 30, 2020, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

Liquidity is continuously monitored, thereby allowing management to better understand and react to emerging balance sheet trends, including temporary mismatches with regard to sources and uses of funds. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost. These funds can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect the Company’s ability to meet liquidity needs, including variations in the markets served, loan demand, its asset/liability mix, its reputation and credit standing in its markets and general economic conditions. Borrowings and the scheduled amortization of investment securities and loans are more predictable funding sources. Deposit flows and securities prepayments are somewhat less predictable as they are often subject to external factors. Among these are changes in the local and national economies, competition from other financial institutions and changes in market interest rates.

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, and borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At March 31, 2021, total deposits were $718.2 million, of which $263.9 million are time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At March 31, 2021 and September 30, 2020, the Company had $80.9 million and $100.1 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio.

The Company’s primary use of funds is for the origination of loans. For the six months ended March 31, 2021 and 2020, the Company had net loan originations of $57.0 million and $4.3 million, respectively.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At March 31, 2021, access to approximately $371.7 million in FHLB lines of credit for overnight or term borrowings was available, of which $56.4 million in term borrowings were outstanding. At March 31, 2021, approximately $55 million in unsecured lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at March 31, 2021.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity increased to $82.2 million at March 31, 2021 from $78.0 million at September 30, 2020, primarily due to net income recorded during the six months ended March 31, 2021.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 12.00%, 21.23%, 21.23% and 22.49%, respectively, at March 31, 2021, exceeding all the regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. At March 31, 2021, the Bank’s capital buffer was in excess of requirements.

The Company did not repurchase any shares of its common stock during the six months ended March 31, 2021.

The Company’s total stockholders’ equity to total assets ratio and the Company’s tangible common equity to tangible assets ratio (“TCE ratio”) were 9.24% and 9.06%, respectively, at March 31, 2021 versus 9.16% and 8.96%, respectively, at September 30, 2020 and 8.32% and 8.16%, respectively, at March 31, 2020. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP TCE ratio presented herein. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets at March 31, 2021 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total common stockholders’ equity	$82,245	Total assets	$890,432	9.24%	(1)
Less: goodwill	(1,710)	Less: goodwill	(1,710)
Less: core deposit intangible	(19)	Less: core deposit intangible	(19)
Tangible common equity	$80,516	Tangible assets	$888,703	9.06%	(2)

(1) The ratio of total common stockholders’ equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2) TCE ratio

All dividends must conform to applicable statutory requirements. The Company’s ability to pay dividends to stockholders depends on the Bank’s ability to pay dividends to the Company. Additionally, the ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Under New York law, a bank may pay a dividend on its common stock only out of net profits, and must obtain the approval of the Superintendent of the DFS if the total of all dividends declared by a bank or trust company in any calendar year shall exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

No cash dividends were declared by the Company during the six months ended March 31, 2021 and 2020.

Off-Balance Sheet Arrangements - The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2021 and September 30, 2020, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $34 million and $29 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2021 and September 30, 2020, letters of credit outstanding were approximately $107 thousand and $159 thousand, respectively.

Material Changes in Results of Operations – Comparison of the Three Months Ended March 31, 2021 and 2020 – The Company recorded net income of $2.1 million during the three months ended March 31, 2021 versus $249 thousand in the comparable three months a year ago. The $1.8 million increase in earnings for the three months ended March 31, 2021 versus the comparable 2020 period was primarily due to a $1.3 million or 19.7% increase in net interest income, an $800 thousand reduction in the provision for loan losses and a $254 thousand increase in non-interest income versus the comparable 2020 period. Partially offsetting these positive factors was a $94 thousand or 1.7% increase in total operating expenses in the three months ended March 31, 2021 from the comparable period a year ago. The Company’s effective tax rate decreased to 20.0% in 2021 from 23.1% a year ago.

The $1.3 million or 19.7% improvement in net interest income was primarily attributable to a 110-basis point reduction in the yield on average total interest-bearing liabilities to 0.96% from 2.06% a year ago, largely due to a 125-basis point decline in the average cost of savings and time deposits. Reflecting the improvement in net interest income, the Company’s net interest margin widened to 3.79% for the three months ended March 31, 2021 versus 3.06% for the same period a year ago. Also adding to the wider margin was a shift in the average interest-earning asset mix resulting from a $28.3 million increase in average loans outstanding coupled with a $55.2 million reduction in low yielding average interest-earning cash versus the comparable 2020 period.

The lower cost of interest-bearing liabilities in 2021 was also the result of a $113.8 million reduction in average time deposit balances, coupled with increases in lower cost average savings deposits and non-interest-bearing demand deposit balances of $66.5 million and $39.5 million, respectively. Also contributing to the improvement in net interest income for the three months ended March 31, 2021 versus 2020 was a decrease of $30.9 million in higher cost average borrowed funds (mainly FHLB advances). Partially offsetting the positive impact of the foregoing factors, the average yield on total interest-earning assets declined by 27 basis points to 4.56% in 2021 versus the comparable 2020 period. This reduction in yield was largely the result of a 49-basis point decrease in the average loan yield to 4.99% in 2021.

NET INTEREST INCOME ANALYSIS
For the Three Months Ended March 31, 2021 and 2020
(dollars in thousands)

	2021			2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$742,004	$9,133	4.99%	$713,712	$9,728	5.48%
Investment securities (1)	17,595	182	4.20%	12,532	111	3.56%
Interest-earning cash	70,465	19	0.11%	125,657	364	1.17%
FHLB stock and other investments	3,714	46	5.02%	5,060	78	6.20%
Total interest-earning assets	833,778	9,380	4.56%	856,961	10,281	4.83%
Non interest-earning assets:
Cash and due from banks	5,576			6,417
Other assets	23,797			21,268
Total assets	$863,151			$884,646

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings, NOW and money market deposits	$247,336	$157	0.26%	$180,846	$516	1.15%
Time deposits	334,804	915	1.11%	448,577	2,607	2.34%
Total savings and time deposits	582,140	1,072	0.75%	629,423	3,123	2.00%
Fed funds purchased & FHLB & FRB advances	58,807	180	1.24%	89,724	418	1.87%
Note payable	-	-	0.00%	14,982	223	5.99%
Subordinated debentures	24,476	326	5.40%	-	-	0.00%
Total interest-bearing liabilities	665,423	1,578	0.96%	734,129	3,764	2.06%
Demand deposits	107,884			68,414
Other liabilities	8,764			7,356
Total liabilities	782,071			809,899
Stockholders’ equity	81,080			74,747
Total liabilities & stockholders’ equity	$863,151			$884,646
Net interest rate spread			3.60%			2.77%
Net interest income/margin		$7,802	3.79%		$6,517	3.06%

(1) There is no tax-exempt interest income.

The Company recorded a $200 thousand expense to the provision for loan losses for the three months ended March 31, 2021 versus a $1.0 million expense recorded for the comparable period in 2020. The adequacy of the provision and the resulting allowance for loan losses, which was $8.2 million at March 31, 2021, is determined by management’s ongoing review of the loan portfolio including, among other things, impaired loans, past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay and estimated fair value of any underlying collateral securing loans. Moreover, management evaluates changes, if any, in underwriting standards, collection, charge-off and recovery practices, the nature or volume of the portfolio, lending staff, concentration of loans, as well as current economic conditions and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimable losses at March 31, 2021. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest income increased by $254 thousand for the three months ended March 31, 2021 versus 2020. This increase was principally due to a $240 thousand net gain on sale of securities available for sale coupled with a $68 thousand increase in loan fees and service charges in 2021. For the three months ended March 31, 2021 and 2020, the Company sold loans totaling approximately $9.4 million and $9.9 million, respectively, recognizing net gains of $295 thousand and $339 thousand, respectively.

Non-Interest Income
For the three and six months ended March 31, 2021 and 2020
(dollars in thousands)

	Three months ended March 31,		Over/ (under)	Six months ended March 31,		Over/ (under)
	2021	2020	2020	2021	2020	2020
Loan fees and service charges	$125	$57	119.3%	$191	$137	39.4%
Mortgage servicing income	14	25	(44.0)	31	54	(42.6)
Service charges on deposit accounts	17	15	13.3	32	35	(8.6)
Net gain on sale of loans held for sale	295	339	(13.0)	476	902	(47.2)
Net gain on sale of securities available for sale	240	-	N/M (1)	240	-	N/M (1)
Other operating income	1	2	(50.0)	8	2	300.0
Total non-interest income	$692	$438	58.0%	$978	$1,130	(13.5)%

(1) N/M - denotes % variance not meaningful for statistical purposes.

Total non-interest expense increased by $94 thousand or 1.7% for the three months ended March 31, 2021 versus 2020, principally resulting from higher salaries and employee benefits of $439 thousand with the increase in headcount as the Company continued to grow and create the infrastructure required for a public reporting company and to implement new product initiatives. The operating efficiency ratio, defined as total non-interest expense as a percentage of total revenue, was 69.4% for the three months ended March 31, 2021 compared to 81.0% in the comparable period of 2020.

Non-Interest Expense
For the three and six months ended March 31, 2021 and 2020
(dollars in thousands)

	Three months ended March 31,		Over/ (under)	Six months ended March 31,		Over/ (under)
	2021	2020	2020	2021	2020	2020
Salaries and employee benefits	$3,325	$2,886	15.2%	$6,501	$5,474	18.8%
Occupancy and equipment	1,209	1,083	11.6	2,380	2,215	7.4
Data processing	270	250	8.0	515	466	10.5
Advertising and promotion	19	111	(82.9)	67	217	(69.1)
Acquisition costs	151	-	N/M (1)	296	236	25.4
Professional fees	308	837	(63.2)	720	1,342	(46.3)
Other operating expenses	443	464	(4.5)	836	832	0.5
Total non-interest expense	$5,725	$5,631	1.7%	$11,315	$10,782	4.9%

(1) N/M - denotes % variance not meaningful for statistical purposes.

The Company recorded income tax expense of $514 thousand for the three months ended March 31, 2021 resulting in an effective tax rate of 20.0%, versus income tax expense of $75 thousand and an effective tax rate of 23.1% in the comparable 2020 period.

Material Changes in Results of Operations – Comparison of the Six Months Ended March 31, 2021 and 2020 – The Company recorded net income of $3.6 million during the six months ended March 31, 2021 versus $2.0 million in the comparable six months a year ago. The $1.6 million increase in earnings for the six months ended March 31, 2021 versus the comparable 2020 period was primarily due to a $1.9 million or 14.1% increase in net interest income and a $700 thousand reduction in the provision for loan losses, partially offset by a $152 thousand decrease in non-interest income and a $533 thousand increase in non-interest expense versus the comparable 2020 period. The Company’s effective tax rate decreased to 20.4% in 2021 from 22.4% a year ago.

The $1.9 million or 14.1% improvement in net interest income was primarily attributable to a 97-basis point reduction in the yield on average total interest-bearing liabilities to 1.12% from 2.09% a year ago, largely due to a 112-basis point decline in the average cost of savings and time deposits. Reflecting the improvement in net interest income, the Company’s net interest margin widened to 3.66% for the six months ended March 31, 2021 versus 3.16% for the same period a year ago. Also adding to the wider margin was a shift in the average interest-earning asset mix resulting from a $10.1 million increase in average loans outstanding coupled with a $22.5 million reduction in low yielding average interest-earning cash versus the comparable 2020 period.

The lower cost of interest-bearing liabilities in 2021 was also the result of a $57.6 million reduction in average time deposit balances, coupled with increases in lower cost average savings deposits and non-interest-bearing demand deposit balances of $33.1 million and $25.2 million, respectively. Also contributing to the improvement in net interest income for the six months ended March 31, 2021 versus 2020 was a decrease of $25.1 million in higher cost average borrowed funds (mainly FHLB advances). Partially offsetting the positive impact of the foregoing factors, the average yield on total interest-earning assets declined by 37 basis points to 4.57% in 2021 versus the comparable 2020 period. This reduction in yield was largely the result of a 41-basis point decrease in the average loan yield to 5.03% in 2021.

NET INTEREST INCOME ANALYSIS
For the Six Months Ended March 31, 2021 and 2020
(dollars in thousands)

	2021				2020
	Average Balance	Interest	Average Yield/Cost		Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$733,283	$18,391	5.03%		$723,191	$19,674	5.44%
Investment securities (1)	17,052	355	4.18%		12,647	221	3.49%
Interest-earning cash	74,758	40	0.11%		97,228	655	1.35%
FHLB stock and other investments	3,819	91	4.78%		5,255	167	6.36%
Total interest-earning assets	828,912	18,877	4.57%		838,321	20,717	4.94%
Non interest-earning assets:
Cash and due from banks	5,138				6,398
Other assets	24,051				21,297
Total assets	$858,101				$866,016

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings, NOW and money market deposits	$216,783	$274	0.25%		$183,701	$1,152	1.25%
Time deposits	363,434	2,369	1.31%		421,050	4,977	2.36%
Total savings and time deposits	580,217	2,643	0.91%		604,751	6,129	2.03%
Fed funds purchased & FHLB & FRB advances	68,983	401	1.17%		94,038	886	1.88%
Note payable	659	73	22.22%	(2)	14,981	448	5.98%
Subordinated debentures	23,678	631	5.34%		-	-	0.00%
Total interest-bearing liabilities	673,537	3,748	1.12%		713,770	7,463	2.09%
Demand deposits	95,659				70,470
Other liabilities	8,844				7,943
Total liabilities	778,040				792,183
Stockholders’ equity	80,061				73,833
Total liabilities & stockholders’ equity	$858,101				$866,016
Net interest rate spread			3.45%				2.85%
Net interest income/margin		$15,129	3.66%			$13,254	3.16%

(1) There is no tax-exempt interest income.
(2) Includes impact of debt extinguishment charges. Excluding the impact of these charges, the average rate was 5.78%.

The Company recorded a $300 thousand expense to the provision for loan losses for the six months ended March 31, 2021 versus a $1.0 million expense recorded for the comparable period in 2020. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest income decreased by $152 thousand for the six months ended March 31, 2021 versus 2020. This decrease was principally due to a $426 thousand decrease in net gain on sale of loans held for sale, partially offset by a $240 thousand net gain on sale of securities available for sale and a $54 thousand increase in loan fees and service charges in 2021. For the six months ended March 31, 2021 and 2020, the Company sold loans totaling approximately $17.8 million and $30.1 million, respectively, recognizing net gains of $476 thousand and $902 thousand, respectively.

Total non-interest expense increased by $533 thousand or 4.9% for the six months ended March 31, 2021 versus 2020, principally resulting from higher salaries and employee benefits of $1.1 million as the Company continued to grow, partially offset by decreases in advertising and promotion, and professional fees, of $150 thousand and $622 thousand, respectively. The operating efficiency ratio, defined as total non-interest expense as a percentage of total revenue, was 71.3% for the six months ended March 31, 2021 compared to 75.0% in the comparable period of 2020.

The Company recorded income tax expense of $918 thousand for the six months ended March 31, 2021 resulting in an effective tax rate of 20.4%, versus income tax expense of $583 thousand and an effective tax rate of 22.4% in the comparable 2020 period.

Asset Quality - Total non-accrual loans at March 31, 2021 were $9.4 million, or 1.22% of total loans, compared to $953 thousand, or 0.13% of total loans at September 30, 2020 and $1.7 million, or 0.25% of total loans, in the comparable calendar quarter a year ago. The increase in non-accrual loans during the three months ended March 31, 2021 resulted from the addition of four residential real estate credits totaling $2.8 million, one multi-family real estate credit of $1.3 million and two commercial real estate credits totaling $1.1 million, where the borrowers had been granted forbearance in 2020 and where management believed it unlikely that the borrowers would be able to comply with the terms of their modified payment plans. The Company believes that each of these loans is well secured. Management believes all of the Company’s non-accrual loans at March 31, 2021 are well collateralized and no specific reserves have been taken with regard to these loans. The allowance for loan losses as a percentage of total non-accrual loans amounted to 87%, 826% and 453% at March 31, 2021, September 30, 2020 and March 31, 2020, respectively.

Total accruing loans, excluding purchased credit-impaired loans, delinquent 30 days or more amounted to $1.3 million, $4.5 million and $3.5 million at March 31, 2021, September 30, 2020 and March 31, 2020, respectively.

Total loans having credit risk ratings of Special Mention or Substandard were $16.9 million at March 31, 2021 versus $8.2 million at September 30, 2020 and $5.3 million at March 31, 2020. The Company’s Special Mention and Substandard loans were comprised of residential real estate, multi-family and commercial real estate loans at March 31, 2021. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At March 31, 2021, the Company had $1.7 million in troubled debt restructurings (“TDRs”), consisting of residential real estate loans. The Company also had TDRs amounting to $1.7 million at September 30, 2020 and March 31, 2020.

At March 31, 2021, the Company’s allowance for loan losses amounted to $8.2 million or 1.07% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 1.09% at September 30, 2020 and 1.13% at March 31, 2020. The Company recorded no loan charge-offs or recoveries during the three months ended March 31, 2021 versus net loan charge-offs of $224 thousand during the three months ended September 30, 2020. The Company had net loan charge-offs of $300 thousand during the three months ended March 31, 2020.

The Company recorded a $200 thousand expense to the provision for loan losses for the three months ended March 31, 2021 versus a $1.0 million expense recorded for the comparable period in 2020. Adjustments to the Company’s loss experience is based on management’s evaluation of several environmental factors, including: changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments; changes in the nature and volume of the Company’s portfolio and in the terms of the Company’s loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans; changes in the quality of the Company’s loan review system; changes in lending policies, procedures and strategies; changes in the value of underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

Management has determined that the current level of the allowance for loan losses is adequate in relation to the probable and reasonably estimable losses present in the portfolio. While management uses available information to recognize probable and reasonably estimable losses on loans, future additions to the allowance may be necessary and management may need to record loan charge-offs in future periods. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. (See also Critical Accounting Policies, Judgments and Estimates contained herein.)

ASSET QUALITY
March 31, 2021 versus September 30, 2020 and March 31, 2020
(dollars in thousands)

	As of or for the three months ended
	3/31/2021	9/30/2020	3/31/2020
Non-accrual loans	$9,350	$953	$1,730
Non-accrual loans held for sale	-	-	-
Other real estate owned	-	-	-
Total non-performing assets (1)	$9,350	$953	$1,730

Purchased credit-impaired loans 90 days or more past due and still accruing	$322	$296	$296
Performing TDRs	455	454	454

Loans held for sale	893	-	2,433
Loans held for investment	763,596	725,019	692,114

Allowance for loan losses:
Beginning balance	$7,979	$7,993	$7,143
Provision	200	100	1,000
Charge-offs	-	(238)	(300)
Recoveries	-	14	-
Ending balance	$8,179	$7,869	$7,843

Allowance for loan losses as a % of total loans (2)	1.07%	1.09%	1.13%

Allowance for loan losses as a % of non-accrual loans (2)	87%	826%	453%

Non-accrual loans as a % of total loans (2)	1.22%	0.13%	0.25%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	1.22%	0.13%	0.25%

Non-performing assets as a % of total assets	1.05%	0.11%	0.19%

Non-performing assets, purchased credit-impaired loans 90 days or more past due and still accruing and performing TDRs, to total loans held for sale and investment	1.32%	0.23%	0.36%

(1) Non-performing assets defined as non-accrual loans, non-accrual loans held for sale and other real estate owned.
(2) Excludes loans held for sale.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. The Company’s operations are subject to market risk resulting from fluctuations in interest rates to the extent that there is a difference between the amounts of interest-earning assets and interest-bearing liabilities that are prepaid, withdrawn, matured or repriced in any given period of time. The Company’s earnings or the net value of its portfolio will change under different interest rate scenarios. The principal objective of the Company’s asset/liability management program is to maximize net interest income within an acceptable range of overall risk, including both the effect of changes in interest rates and liquidity risk.

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at March 31, 2021 (dollars in thousands). The results are within the Company’s policy limits.

At March 31, 2021
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII (1)
(basis points)	EVE	Amount	%	(basis points)	NII (1)	Amount	%
+400	$109,080	$(40,903)	(27.3)	+400	$32,525	$(2,730)	(7.7)
+300	119,203	(30,780)	(20.5)	+300	33,546	(1,709)	(4.8)
+200	127,608	(22,375)	(14.9)	+200	34,333	(922)	(2.6)
+100	135,484	(14,499)	(9.7)	+100	34,843	(412)	(1.2)
0	149,983			0	35,255
-100	163,743	13,760	9.2	-100	34,697	(558)	(1.6)

(1) Assumes 12 month time horizon.

ITEM 4. – CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule l3a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

See the information set forth in Note 8. Loss Contingencies in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, which information is incorporated by reference in response to this item.

ITEM 1A. – RISK FACTORS

Risks Related to the Company’s Operations

The Company’s niche lending products may expose it to greater risk than traditional lending products.

A significant portion of the Company’s lending activity is related to certain niche lending products, such as loans secured by investor-owned, non-owner-occupied 1-4 family properties and loans without third party income verifications, which may expose the Company to greater risk of credit loss than that associated with more traditional lending products. Although the Company has developed underwriting standards and procedures designed to reduce the risk of loss, the Company can provide no assurance that these standards and procedures will be effective in reducing losses. Should the Company incur credit losses, it could adversely affect its results of operations.

There is not now and may never be an active trading market for the Company’s common stock.

The Company’s common stock is not traded or quoted on any established market. It is therefore unlikely that an active or liquid trading market in the shares will develop in the near term, and if such a market develops, there is no assurance that it will continue. In an inactive and/or illiquid market, shareholders wishing to sell their shares may have to find buyers through their own efforts. Accordingly, shareholders may be unable to liquidate an investment for an indefinite period of time.

The Company’s recent growth has substantially increased its expenses and impacted its results of operations.

The Company has seen significant growth in recent years. As a strategy, it has focused on growth by aggressively pursuing business development opportunities. The Company’s assets have grown from $68.5 million at December 31, 2012 to $890.4 million at March 31, 2021. Although the Company believes that its growth strategy will support its long-term profitability and franchise value, the expense associated with its growth, including compensation expense for the employees needed to support this growth and leasehold and other expenses associated with its locations, has affected and may continue to affect the Company’s results. In order to successfully manage its growth, the Company needs to adopt and effectively implement policies, procedures and controls to maintain its credit quality and oversee its operations. The Company can give you no assurance that it will be successful in this strategy. In addition, the Company may not be able to successfully manage its business as a result of the strain on its management and operations that may result from growth. The Company’s ability to manage growth will depend upon its ability to continue to attract, hire and retain skilled employees. The loss of members of the Company’s senior management team could have a material adverse effect on its results of operations and ability to achieve its strategic goals.

The small- to medium-sized businesses that the Bank lends to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to the Bank that could materially harm the Company’s operating results.

The Bank targets its business development and marketing strategy primarily to serve the banking and financial services needs of small- to medium-sized businesses and real estate owners. These small- to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small- to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact the Company’s market areas could cause the Bank to incur substantial credit losses that could negatively affect the Company’s results of operations and financial condition.

Competition in originating loans and attracting deposits may adversely affect the Company’s profitability.

The Company faces substantial competition in originating loans. This competition currently comes principally from other banks, savings institutions, mortgage banking companies, credit unions and other lenders. Many of the Company’s competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce the Company’s net income by decreasing the number and size of loans it originates and the interest rates it may charge on these loans.

In attracting deposits, the Company faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of the Company’s competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than the Company, which could decrease the deposits that the Company attracts or require the Company to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Company’s ability to generate the funds necessary for lending operations, which may increase its cost of funds or negatively impact its liquidity.

The Company also competes with non-bank providers of financial services, such as brokerage firms, consumer finance companies, insurance companies and governmental organizations, which may offer more favorable terms. Some of the Company’s non-bank competitors are not subject to the same extensive regulations that govern the Company’s operations. As a result, such non-bank competitors may have advantages over the Company in providing certain products and services. This competition may reduce or limit its margins on banking services, reduce its market share and adversely affect its earnings and financial condition.

In addition, the banking industry in general has begun to face competition for deposit, credit and money management products from non-bank technology firms, or fintech companies, which may offer products independently or through relationships with insured depository institutions.

The Company has a portion of its residential real estate loans in the New York metro area that are non-owner-occupied.

The Company has a significant concentration of 1-4 family real estate loans in its loan portfolio. As of March 31, 2021, the Company had approximately $432 million in 1-4 family real estate loans, representing 57% of the Company’s total loan portfolio. A portion of these loans is secured by properties in the five boroughs of New York City and Nassau County, New York and are rental properties and not owner-occupied. These loans may expose the Bank to significant credit risks that may be different from those related to loans secured by owner-occupied properties or commercial loans. Economic downturns in New York City could affect levels of employment in the New York metro area, which may affect the demand for rental housing. Any increase in rental vacancies, or reductions in rental rates, could adversely impact the Bank’s borrowers and their ability to repay their loans.

The Bank’s ability to pay dividends to the Company is subject to regulatory limitations, which, to the extent that the Company requires such dividends in the future, may affect the Company’s ability to honor its obligations.

The Company is a bank holding company, and as such, is a separate legal entity from the Bank and does not have significant operations of its own. The Company currently depends on the Bank’s cash and liquidity to pay its operating expenses. The Company cannot assure you that in the future the Bank will have the capacity to pay dividends and that the Company will not require dividends from the Bank to satisfy its obligations. For example, the Company currently has $25 million in outstanding debt and may be dependent upon dividends from the Bank to pay the debt service on the outstanding debt. Various statutes and regulations limit the availability of dividends from the Bank. It is possible, depending upon the Company’s and the Bank’s financial condition and other factors, that bank regulators could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event that the Bank is unable to pay dividends, the Company may not be able to service its obligations as they become due. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, cash flows and prospects.

The Company has grown and may continue to grow through acquisitions.

In August 2019, the Company consummated the acquisition of Chinatown Federal Savings Bank, a federally chartered savings association. As part of the acquisition, the Company acquired total assets of $127.0 million, total deposits of $109.9 million and total loans of $94.5 million. As part of the Company’s growth strategy, following integration of Savoy, the Company intends to pursue prudent and commercially attractive acquisitions that will position it to capitalize on market opportunities. To be successful as a larger institution, the Company must successfully integrate the operations and retain the customers of acquired institutions, attract and retain the management required to successfully manage larger operations and control costs.

Future results of operations will depend in large part on the Company’s ability to successfully integrate the operations of the acquired institutions and retain the customers of those institutions. If the Company is unable to successfully manage the integration of the separate cultures, customer bases and operating systems of the acquired institutions, and any other institutions that may be acquired in the future, its results of operations may be adversely affected.

In addition, to successfully manage substantial growth, the Company may need to increase non-interest expenses through additional personnel, leasehold and data processing costs, among others. In order to successfully manage growth, the Company may need to adopt and effectively implement policies, procedures and controls to maintain credit quality, control costs and oversee its operations. No assurance can be given that the Company will be successful in this strategy.

The Company may be challenged to successfully manage its business as a result of the strain on management and operations that may result from growth. The ability to manage growth will depend on the Company’s ability to continue to attract, hire and retain skilled employees. Success will also depend on the ability of officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage employees.

Finally, substantial growth may stress regulatory capital levels, and may require the Company to raise additional capital. No assurance can be given that the Company will be able to raise any required capital, or that it will be able to raise capital on terms that are beneficial to stockholders.

The Company’s growth-oriented business strategy could be adversely affected if the Company is not able to attract and retain skilled employees or if it loses the services of its senior management team.

The Company may not be able to successfully manage its business as a result of the strain on its management and operations that may result from growth. The Company’s ability to manage growth will depend upon its ability to continue to attract, hire and retain skilled employees. The loss of members of the Company’s senior management team could have a material adverse effect on its results of operations and ability to achieve its strategic goals.

Attractive acquisition opportunities may not be available to the Company in the future.

The Company expects that other banking and financial services companies, many of which have significantly greater resources than the Company does and have stock traded on established exchanges, will compete with the Company in acquiring other financial institutions if the Company pursues such acquisitions. This competition could increase prices for potential acquisitions that the Company believes are attractive. Also, acquisitions are subject to various regulatory approvals. If the Company fails to receive the appropriate regulatory approvals, it will not be able to consummate an acquisition that it believes is in its best interests. Among other things, the Company’s regulators will consider its capital, liquidity, profitability, regulatory compliance and levels of goodwill when considering acquisition and expansion proposals. Any acquisition could be dilutive to the Company’s earnings and shareholders’ equity per share of its common stock.

The Company may be adversely affected by changes in U.S. tax laws related to the Tax Cuts and Jobs Act.

Changes in tax laws contained in The Tax Cuts and Jobs Act, enacted in December 2017, include a number of provisions that have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

The changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in the loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in the provision for loan losses, which would reduce profitability and could have a material adverse effect on the Bank’s business, financial condition and results of operations.

In addition, the Biden administration has proposed increasing federal taxes on corporate taxpayers like the Company. Increases in federal taxes could adversely affect the Company’s results of operations.

The Company’s ability to maintain its reputation is critical to the success of its business and the failure to do so may materially adversely affect its performance.

The Company’s reputation is one of the most valuable components of its business. As such, the Company strives to conduct its business in a manner that enhances its reputation. This is done, in part, by recruiting, hiring and retaining employees who share the Company’s core values of being an integral part of the communities it serves, delivering superior service to its customers and caring about its customers and associates. If the Company’s reputation is negatively affected, by the actions of its employees or otherwise, its business and, therefore, its operating results may be materially adversely affected.

Anti-takeover provisions in the Company’s corporate documents may make it difficult and expensive to remove current management.

Anti-takeover provisions in the Company’s corporate documents may render the removal of the existing board of directors and management more difficult. Consequently, it may be difficult and expensive for the Company’s stockholders to remove current management, even if current management is not performing adequately.

Future governmental regulation and legislation could limit the Company’s future growth.

The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of the operations of the Company. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance fund. Any changes to these laws may negatively affect the Company’s ability to expand its services and to increase the value of its business. Additionally, a number of provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” remain to be implemented through the rulemaking process at various regulatory agencies. Certain aspects of the new regulations, including, without limitation, higher minimum capital levels, potentially higher cost of deposit insurance and the costs of compliance with disclosure and reporting requirements that may be issued by the Consumer Financial Protection Bureau, could have a significant adverse impact on the Company’s business, financial condition and results of operations. Compliance with state and federal regulation, supervision and legislation, including the Dodd-Frank Act, may require the Company to make changes to its business and operations and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact the Company’s results of operations, liquidity or financial condition. While the Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the Company, these changes could be materially adverse to its shareholders.

The ongoing global coronavirus pandemic may pose continued risks and could harm business and results of operations for the Company.

In December 2019, a new coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since first being reported in China, the coronavirus has spread to additional countries including the United States. Given the ongoing and dynamic nature of the circumstances and the government’s response, it is difficult to predict the impact of the coronavirus pandemic on the business of the Company, and there is no guarantee that efforts by the Company to address the adverse impacts of the coronavirus will be effective. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the coronavirus, new “waves” of COVID-19 infections, actions taken to contain the coronavirus or its impact, such as restrictions on business or potential lock-downs and the widespread distribution of vaccines and vaccination rates, among others.

The ultimate risk posed by the coronavirus remains highly uncertain; however, it is clear that COVID-19 poses a material risk to the business, financial condition and results of operation of the Company and potentially could create risks for the Company, including:

•	risks to the capital markets that may impact the performance of the investment securities portfolio of the Company;

•	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the combined company’s financial reporting and internal controls;

•
declines in demand for loans and other banking services and products, as well as increases in non-performing loans, owing to the effects of COVID-19 in the markets served by the Company and on the business of borrowers of the Company; and

•	declines in demand resulting from adverse impacts of the disease on businesses deemed to be “non-essential” by governments in the markets served by the Company.

The laws that regulate the Company’s operations are designed for the protection of depositors and the public, not shareholders.

The federal and state laws and regulations applicable to the Company’s operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the fund maintained by the Federal Deposit Insurance Corporation to support deposit insurance, but not for the purpose of protecting shareholders. These laws and regulations can materially affect the Company’s future business. Laws and regulations now affecting the Company may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.

The Company can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect its business. Legislative and regulatory changes may increase the Company’s cost of doing business or otherwise adversely affect it and create competitive advantages for non-bank competitors.

Changes in interest rates may adversely affect the Company’s earnings and financial condition.

The Company’s net income depends primarily upon its net interest income. Net interest income is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds. The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee (the “FOMC”) of the Federal Reserve Board of Governors and market interest rates.

A sustained increase in market interest rates could adversely affect the Company’s earnings if its cost of funds increases more rapidly than the yield on its earning assets, and compresses the Company’s net interest margin. In addition, the economic value of portfolio equity would decline if interest rates increase.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. The Company expects that it will periodically experience gaps in the interest rate sensitivities of its assets and liabilities. That means either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest-earning assets or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce the Company’s net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce the Company’s net interest income. The Company is unable to predict changes in market interest rates, which are affected by many factors beyond its control, including inflation, deflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. The Company attempts to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities. However, interest rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect the Company’s results of operations and financial performance.

Changes in technology may adversely affect the Company’s business; increased use of technology exposes the Company to increased cybersecurity threats, service interruptions and breaches in security.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, automation, internet banking, debit cards and so-called “smart cards” and remote deposit capture. The Company’s ability to compete successfully in the future will depend, to a certain extent, on whether it can anticipate and respond to technological changes. The Company offers electronic banking services for consumer and business customers via its website, www.hanoverbank.com, including internet banking and electronic bill payment, as well as mobile banking. The Company also offers debit cards, ATM cards and automatic and ACH transfers. The successful operation and further development of these and other new technologies will likely require additional capital investments in the future.

In addition, increased use of electronic banking increases the Company’s exposure to cybersecurity threats and creates opportunities for interruptions in service or security breaches, which could subject the Company to claims by customers or other third parties and damage the Company’s reputation. The Company cannot assure you that it will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future, or that it will be able to maintain a secure electronic environment.

The Company relies on third parties to perform certain key business functions, which may expose it to increased cybersecurity and operational risks.

The Company outsources its data processing to certain third-party providers whose actions the Company cannot directly control. The Company’s ability to deliver products and services to its customers, to adequately process and account for customers’ transactions or otherwise conduct business could be adversely impacted by any disruption in the services provided by these third parties, their failure to handle current or higher volumes of usage or any difficulties encountered in communicating with them. Replacing these third-party providers also could entail significant delay and expense. In addition, these third-party providers may be vulnerable to unauthorized access and other security breaches.

Risks Related to the Company’s Acquisition of Savoy

The Company may fail to realize all of the anticipated benefits of the merger.

The success of the merger will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from successfully combining the businesses of the Company and Savoy. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on the Company and its results of operations during the transition period.

The Company engages in different lines of business than Savoy; failure to properly integrate these lines of business and retain Savoy personnel with experience in these lines of business, may adversely affect the Company’s future results of operations.

Savoy had historically been an active participant in U.S. Small Business Administration (“SBA”) lending programs and  was a Preferred Lender with the SBA. SBA lending accounted for a significant portion of Savoy’s lending activity. The Company has not traditionally been a participant in these SBA programs. In the event the Company is unable to properly integrate Savoy’s SBA lending activities into its overall business model, or if the Company is unable to retain those Savoy employees with expertise in SBA lending, its future results of operations may be adversely affected.

The Company expects to incur non-recurring expenses related to the merger.

In developing a strategy to integrate the operations of the Company and Savoy after the merger, the Company anticipates that certain non-recurring charges, such as computer system conversion costs, severance and branding, will be incurred in connection with this integration. The Company cannot currently identify the timing, nature and amount of all such charges. However, any such charges could affect its results of operations in the period in which such charges are recorded.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

Not applicable.

ITEM 6. – EXHIBITS

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER BANCORP, INC.

Dated: June 2, 2021	/s/ Michael P. Puorro
Michael P. Puorro
Chairman & Chief Executive Officer
(principal executive officer)

Dated: June 2, 2021	/s/ Brian K. Finneran
Brian K. Finneran
President & Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document