Form 10-Q
period 2021-06-30
Hanover Bancorp, Inc. /NY
filed 2021-08-18
CIK 1828588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	5,551,290 Shares
(Title of Class)	(Outstanding as of August 5, 2021)

HANOVER BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2021

PART I
ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2021 and September 30, 2020
(in thousands, except share and per share data)

	June 30, 2021	September 30, 2020
	(unaudited)
ASSETS
Cash and non-interest-bearing deposits due from banks	$26,715	$6,239
Interest-bearing deposits due from banks	144,118	73,970
Federal funds sold	101	-
Total cash and cash equivalents	170,934	80,209
Securities:
Held to maturity (fair value of $9,263 and $11,131, respectively)	8,987	10,727
Available for sale, at fair value	7,777	6,035
Total securities	16,764	16,762
Loans held for sale	3,883	-
Loans held for investment	1,293,262	725,019
Allowance for loan losses	(7,852)	(7,869)
Loans held for investment, net	1,285,410	717,150
Premises and equipment, net	14,606	14,156
Accrued interest receivable	10,270	6,766
Prepaid pension	4,237	4,660
Restricted securities, at cost	4,116	4,202
Goodwill	18,100	1,901
Other intangibles	502	22
Other assets	12,621	5,778
TOTAL ASSETS	$1,541,443	$851,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$179,259	$82,350
Savings, NOW and money market	519,474	187,657
Time	460,689	394,753
Total deposits	1,159,422	664,760
Borrowings	228,625	85,154
Subordinated debentures	24,498	-
Note payable	-	14,984
Accrued interest payable	1,156	374
Other liabilities	12,504	8,291
TOTAL LIABILITIES	1,426,205	773,563
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred stock (par value $0.01; 15,000,000 shares authorized; none issued)	-	-
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 5,552,457 and 4,175,144, respectively)	56	42
Surplus	97,014	63,725
Retained earnings	17,915	14,120
Accumulated other comprehensive income, net of tax	253	156
TOTAL STOCKHOLDERS' EQUITY	115,238	78,043
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,541,443	$851,606

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended June 30, 2021 and 2020
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans	$11,798	$9,450	$30,189	$29,124
Taxable securities	168	125	523	346
Federal funds sold	-	1	-	106
Other interest income	72	89	203	806
Total interest income	12,038	9,665	30,915	30,382
INTEREST EXPENSE
Savings, NOW and money market deposits	269	155	543	1,307
Time deposits	760	2,444	3,129	7,421
Borrowings	561	564	1,666	1,898
Total interest expense	1,590	3,163	5,338	10,626
Net interest income	10,448	6,502	25,577	19,756
Provision for loan losses	-	150	300	1,150
Net interest income after provision for loan losses	10,448	6,352	25,277	18,606
NON-INTEREST INCOME
Loan fees and service charges	257	53	448	190
Service charges on deposit accounts	34	12	66	47
Net gain on sale of loans held for sale	212	15	688	917
Net gain on sale of securities available for sale	-	-	240	-
Other income	147	19	186	75
Total non-interest income	650	99	1,628	1,229
NON-INTEREST EXPENSE
Salaries and employee benefits	3,980	2,688	10,481	8,162
Occupancy and equipment	1,300	1,078	3,680	3,293
Data processing	419	211	934	677
Advertising and promotion	18	63	85	280
Acquisition costs	3,937	-	4,233	236
Professional fees	369	290	1,089	1,632
Other expenses	709	338	1,545	1,170
Total non-interest expense	10,732	4,668	22,047	15,450
Income before income tax expense	366	1,783	4,858	4,385
Income tax expense	145	374	1,063	957
NET INCOME	$221	$1,409	$3,795	$3,428
EARNINGS PER COMMON SHARE - BASIC	$0.05	$0.34	$0.87	$0.82
EARNINGS PER COMMON SHARE - DILUTED	$0.05	$0.33	$0.85	$0.81
WEIGHTED AVERAGE COMMON SHARES - BASIC	4,731,949	4,166,961	4,368,809	4,159,531
WEIGHTED AVERAGE COMMON SHARES - DILUTED	4,816,260	4,231,137	4,452,938	4,223,844

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended June 30, 2021 and 2020
(in thousands)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Net income	$221	$1,409	$3,795	$3,428
Other comprehensive income, net of tax:
Change in unrealized gain on securities available for sale arising during the period, net of tax of $11, $5, $79 and $21, respectively	27	20	288	79
Reclassification adjustment for gains realized in net income, net of tax of $0, $0, ($49) and $0, respectively	-	-	(191)	-
Total other comprehensive income, net of tax	27	20	97	79
Total comprehensive income, net of tax	$248	$1,429	$3,892	$3,507

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three and Nine Months Ended June 30, 2021 and 2020
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,
	2021	2020
Common stock
Balance, April 1	$42	$42
Stock-based compensation (in 2020:7,000 shares issued)	-	-
Stock options exercised	-	-
Issuance of common stock (in 2021:1,357,567 shares issued)	14	-
Ending balance	56	42
Surplus
Balance, April 1	64,283	63,225
Stock-based compensation	224	214
Stock options exercised	-	-
Savoy acquisition rollover options value	1,269	-
Issuance of common stock	31,238	-
Ending balance	97,014	63,439
Retained earnings
Balance, April 1	17,694	11,165
Net income	221	1,409
Ending balance	17,915	12,574
Accumulated other comprehensive income, net of tax
Balance, April 1	226	81
Other comprehensive income, net of tax	27	20
Ending balance	253	101
Total stockholders' equity	$115,238	$76,156

	Nine Months Ended June 30,
	2021	2020
Common stock
Balance, October 1	$42	$42
Stock-based compensation (in 2021: 15,727 shares issued, 441 shares withheld, 667 shares forfeited; in 2020: 21,841 shares issued, 28,287 shares forfeited)	-	-
Stock options exercised (in 2020: 10,735 shares issued)	-	-
Issuance of common stock (in 2021: 1,362,694 shares issued; in 2020: 2,076 shares issued)	14	-
Ending balance	56	42
Surplus
Balance, October 1	63,725	62,740
Stock-based compensation	669	547
Stock options exercised	-	107
Savoy acquisition rollover options value	1,269	-
Issuance of common stock	31,351	45
Ending balance	97,014	63,439
Retained earnings
Balance, October 1	14,120	9,146
Net income	3,795	3,428
Ending balance	17,915	12,574
Accumulated other comprehensive income, net of tax
Balance, October 1	156	22
Other comprehensive income, net of tax	97	79
Ending balance	253	101
Total stockholders' equity	$115,238	$76,156

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2021 and 2020
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2021	2020
NET INCOME	$3,795	$3,428
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Provision for loan losses	300	1,150
Depreciation and amortization	884	995
Net gain on sale of loans held for sale	(688)	(917)
Net gain on sale of securities available for sale	(240)	-
Stock-based compensation	669	547
Net (accretion) amortization of premiums, discounts, loan fees and costs	(848)	98
Amortization of debt issuance costs	59	2
Amortization of intangible assets	10	3
Mortgage servicing rights valuation adjustment	116	93
Deferred tax benefit	793	(301)
Decrease (increase) in accrued interest receivable	1,017	(2,671)
Decrease (increase) in other assets	647	(613)
Decrease in accrued interest payable	(268)	(99)
Increase (decrease) in other liabilities	737	(2,000)
Net cash provided by (used in) operating activities	6,983	(285)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(4,683)	(5,000)
Purchases of restricted securities	(346)	(78)
Proceeds from sales of securities available for sale	3,240	-
Principal repayments of securities held to maturity	1,727	842
Principal repayments of securities available for sale	294	24
Redemptions of restricted securities	1,192	1,726
Proceeds from sales of loans	32,045	32,581
Net increase in loans	(21,180)	(35,119)
Purchases of premises and equipment	(1,299)	(777)
Cash consideration paid in acquisition	(32,991)	-
Net cash acquired in business combination	59,155	-
Net cash provided by (used in) investing activities	37,154	(5,801)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	152,082	9,047
Repayments of Federal Home Loan Bank advances	(25,044)	(38,235)
Increase in Federal Reserve Bank borrowings	-	16,256
Repayments of Federal Reserve Bank borrowings	(90,018)	-
Proceeds from issuance of subordinated debentures, net of issuance costs	24,455	-
Repayment of note payable	(15,000)	-
Net proceeds from stock options exercised	-	107
Net proceeds from issuance of common stock	113	45
Net cash provided by (used in) financing activities	46,588	(12,780)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	90,725	(18,866)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,209	87,831
CASH AND CASH EQUIVALENTS, END OF PERIOD	$170,934	$68,965
SUPPLEMENTAL DATA:
Interest paid	$5,606	$10,439
Income taxes paid	$1,245	$945
SUPPLEMENTAL NON-CASH DISCLOSURE:
Transfers from portfolio loans to loans held for sale	$36,084	$31,246
Fair value of assets acquired, net of cash and due from banks	$595,782	$-
Fair value of liabilities assumed	$605,815	$-
Common stock issued in acquisition	$31,252	$-

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION, RISKS AND UNCERTAINTIES, ACCOUNTING POLICIES AND RECENT ACCOUNTING DEVELOPMENTS

Hanover Bancorp, Inc. (the “Company”), is a New York corporation which became the holding company for Hanover Community Bank (the “Bank”) in 2016. The Bank, headquartered in Mineola, New York, is a New York State chartered bank. The Bank commenced operations on November 4, 2008 and is a full-service bank providing personal and business lending and deposit services. As a New York State chartered, non-Federal Reserve member bank, the Bank is subject to regulation by the New York State Department of Financial Services (“DFS”) and the Federal Deposit Insurance Corporation. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB”).

Basis of Presentation

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of June 30, 2021, its consolidated statements of income for the three and nine months ended June 30, 2021 and 2020, its consolidated statements of comprehensive income for the three and nine months ended June 30, 2021 and 2020, its consolidated statements of changes in stockholders’ equity for the three and nine months ended June 30, 2021 and 2020 and its consolidated statements of cash flows for the nine months ended June 30, 2021 and 2020.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and nine months ended June 30, 2021 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

All material intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has adversely affected, local, national and global economic activity. Various actions taken to help mitigate the spread of COVID-19 included restrictions on travel, quarantines and government-mandated closures of various businesses. The outbreak caused significant disruptions to the economy and disrupted banking and other financial activity in the areas in which the Company operates.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in March 2020 to, among other things, provide emergency assistance to individuals, families and businesses affected by the COVID-19 pandemic. The effects of the COVID-19 pandemic may materially and adversely affect the Company’s financial condition and results of operations in future periods, and it is unknown what the complete financial impact will be to the Company. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the coronavirus, the new “waves” of COVID-19 infections and the distribution of vaccines and vaccination rates, among others. It is possible that estimates made in the financial statements could be materially and adversely impacted due to these conditions, including estimates regarding expected credit losses on loans receivable and impairment of goodwill.

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

Loans and Loan Interest Income Recognition - Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs and an allowance for loan losses. The loan portfolio is segmented into residential real estate, multi-family, commercial real estate, commercial and industrial loans, construction and consumer loans.

Interest income on loans is accrued and credited to income as earned. Net loan origination fees and costs are deferred and accreted/amortized to interest income over the loan’s contractual life using the level-yield method, adjusted for actual prepayments.

Loans that are acquired are initially recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized through the allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. At June 30, 2021, the Company had loans totaling $11.1 million, which, at the time of acquisition, showed evidence of credit deterioration since origination. Purchased credit impaired loans were not material at September 30, 2020.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which amended existing guidance that requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, the lessor accounting model and Topic 606, Revenue from Contracts with Customers. For the Company, an emerging growth company electing to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act, ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early application permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the adoption impact of ASU 2016-02 on the consolidated financial statements. Based on leases outstanding at June 30, 2021, the Company does not expect adoption to have a material impact on the income statement but does anticipate a material impact to the Company’s consolidated statement of financial condition as a result of recognizing right-of-use assets and lease liabilities.

2. BUSINESS COMBINATIONS

On May 26, 2021, the Company completed its previously announced acquisition of Savoy Bank (“Savoy”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 27, 2020, as amended, between the Company, the Bank  and Savoy. Pursuant to the Merger Agreement, Savoy was merged with and into the Bank, with the Bank surviving, in a two-step transaction (collectively, the “Merger”).

The purchase price in the transaction was based upon the tangible book values of each of the Company and Savoy as of April 30, 2021, and calculated in accordance with the terms of the Merger Agreement. At the effective time of the Merger (the “Effective Time”), each share of Savoy common stock, $1.00 par value (“Savoy Common Stock”) was converted into the right to receive (i) $3.246 in cash and (ii) 0.141 shares of the Company’s   common stock. The final aggregate purchase price was $65.5 million, or $6.49 per Savoy share. The Company  issued a total of 1,357,567 shares of its common stock as part of the merger consideration.

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.”  Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values.

The following summarizes the consideration paid and the initial fair value of the assets acquired and liabilities assumed:

(In thousands)	As recorded by Savoy	Fair value adjustments		Estimated Fair Value at May 26, 2021
Assets acquired:
Cash and due from banks	59,155	-		$59,155
Securities available-for-sale	239	-		239
Loans held for sale	3,883	-		3,883
Loans held for investment	569,251	8,612	(a)	577,863
Premises and equipment, net	234	(22)	(b)	212
Core deposit intangible	-	490	(c)	490
Accrued interest receivable	5,171	(650)	(d)	4,521
Restricted securities, at cost	760	-		760
Other assets	9,672	(1,858)	(e)	7,814
Total assets acquired	$648,365	$6,572		$654,937

Liabilities assumed:
Deposits	340,215	2,527	(f)	342,742
Borrowings	258,247	301	(g)	258,548
Accrued interest payable	1,050	-		1,050
Other liabilities and accrued expenses	3,817	(342)	(h)	3,475
Total liabilities assumed	$603,329	$2,486		$605,815

Net assets acquired				49,122
Cash paid in acquisition				32,991
Equity effect of Savoy transaction				32,521
Goodwill recorded on acquisition				$16,390

Explanation of certain fair value related adjustments:

(a)
Represents the fair value adjustments on net book value of loans, which includes an interest rate mark and credit mark adjustment, the write-off of deferred fees/costs and premiums and the elimination of Savoy’s allowance for loan losses.

(b)	Represents the fair value adjustments to reflect the fair value of premises and equipment.
(c)	Represents the fair value of core deposit intangible recorded, which will be amortized on an accelerated basis over the estimated average life of the deposit base.
(d)	Represents an adjustment to accrued interest receivable acquired.
(e)
Represents an adjustments to other assets acquired. The largest adjustment was the net deferred tax assets resulting from the fair value adjustment related to the acquired assets, liabilities assumed and identifiable intangible assets recorded.

(f)	Represents the fair value adjustments on time deposits, which will be treated as a reduction of interest expense over the remaining term of the time deposits.
(g)	Represents the fair value adjustments on an FHLB borrowing, which will be treated as a reduction to interest expense over the life of the borrowing.
(h)	Represents an adjustment to other liabilities assumed.

The above fair values and accruals for acquisition costs are the initial amounts and are subject to adjustment as fair value assessments and estimated acquisition costs are finalized. In accordance with FASB ASC 805-10 (Subtopic 25-15), the Company has up to one year from date of acquisition to complete this assessment. As a result of the acquisition, we recorded $16.4 million of goodwill. The goodwill recorded is not deductible for income tax purposes. Goodwill related to Savoy is not amortized for book purposes. However, it is reviewed at least annually for impairment.

The fair value of loans acquired from Savoy were estimated using cash flow projections based on contractual and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. The present value of projected monthly cash flows were obtained by using a risk-adjusted discount rate. The following is a summary of the loans accounted for in accordance with ASC 310-30 that were acquired in the Savoy acquisition as of the merger date:

Estimated Fair Value at May 26, 2021
(in thousands)
Contractually required principal and interest acquisition	$14,416
Contractual cash flows not expected to be collected (non-accretable discount)	(3,467)
Expected cash flows at acquisition	10,949
Interest component of expected cash flows (accretable discount)	(540)
Fair value of acquired loans	$10,409

The following table presents supplemental unaudited pro forma financial information as if the acquisition had occurred at the beginning of the Company’s fiscal 2020.  The unaudited pro forma adjustments give effect to any change in interest income due to the accretion of discounts (premiums) associated with the fair value adjustments of acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired on the assumed dates. Additionally, the unaudited pro forma information does not reflect anticipated cost savings that have not yet been realized:

	Pro Forma for the Three Months Ended June 30,	Pro Forma for the Nine Months Ended June 30,
	2021	2021	2020
(in thousands, except per share data)
Net interest income	$13,847	$40,729	$35,788

Non interest income	$5,101	$9,082	$3,973

Non interest expense	$13,684	$30,634	$23,755

Net income	$3,634	$13,250	$8,904

Basic earnings per share	$0.65	$2.38	$1.61

Diluted earnings per share	$0.64	$2.35	$1.60

In August 2019, Chinatown Federal Savings Bank was acquired by the Company and merged into the Bank. During the first calendar quarter of 2021, previously reported goodwill resulting from the acquisition of Chinatown Federal Savings Bank was reduced by $191 thousand.  The reduction was an adjustment related to the net deferred tax asset.

3. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed based on the weighted-average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. For periods in which a loss is reported, the impact of stock options is not considered as the result would be antidilutive.

The computation of earnings per common share for the three and nine months ended June 30, 2021 and 2020 follows (in thousands, except share and per share data). There were no stock options that were antidilutive for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Basic earnings per common share
Net income	$221	$1,409	$3,795	$3,428
Weighted average common shares outstanding	4,731,949	4,166,961	4,368,809	4,159,531
Basic earnings per common share	$0.05	$0.34	$0.87	$0.82

Diluted earnings per common share
Net income	$221	$1,409	$3,795	$3,428
Weighted average common shares outstanding for basic earnings per common share	4,731,949	4,166,961	4,368,809	4,159,531
Add: dilutive effects of assumed exercises of stock options	84,311	64,176	84,129	64,313
Average shares and dilutive potential common shares	4,816,260	4,231,137	4,452,938	4,223,844
Diluted earnings per common share	$0.05	$0.33	$0.85	$0.81

4. SECURITIES

At the time of purchase of a security, the Company designates the security as either available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent.

The amortized cost, fair value and gross unrealized gains and losses of the Company’s investment securities available for sale and held to maturity at June 30, 2021 and September 30, 2020 were as follows (in thousands):

	June 30, 2021				September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$753	$91	$-	$844	$838	$124	$-	$962
Corporate bonds	6,700	233	-	6,933	5,000	73	-	5,073
Total available for sale securities	7,453	324	-	7,777	5,838	197	-	6,035
Held to maturity:
U.S. GSE residential mortgage-backed securities	2,779	67	-	2,846	4,478	118	-	4,596
U.S. GSE commercial mortgage-backed securities	2,708	194	-	2,902	2,749	253	-	3,002
Corporate bonds	3,500	19	(4)	3,515	3,500	33	-	3,533
Total held to maturity securities	8,987	280	(4)	9,263	10,727	404	-	11,131
Total investment securities	$16,440	$604	$(4)	$17,040	$16,565	$601	$-	$17,166

All of the Company's securities with gross unrealized losses at June 30, 2021 had been in a continuous loss position for less than twelve months and such unrealized losses totaling $4 thousand are immaterial to the Company’s consolidated financial statements. There were no securities with unrealized losses at September 30, 2020. At June 30, 2021 and September 30, 2020, investment securities carried at $2.4 million and $5.6 million, respectively, were pledged to secure public deposits.

The amortized cost and fair value of the Company’s securities portfolio at June 30, 2021 (in thousands) are presented by contractual maturity in the table below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2021
	Amortized Cost	Fair Value
Securities available for sale:
Five to ten years	$6,700	$6,933
U.S. GSE residential mortgage-backed securities	753	844
Total securities available for sale	7,453	7,777
Securities held to maturity:
One to five years	1,500	1,496
Five to ten years	2,000	2,019
U.S. GSE residential mortgage-backed securities	2,779	2,846
U.S. GSE commercial mortgage-backed securities	2,708	2,902
Total securities held to maturity	8,987	9,263
Total investment securities	$16,440	$17,040

For the nine months ended June 30, 2021, proceeds from sales of securities available for sale totaled $3.2 million, with an associated recognized gross gain of $240 thousand. There were no sales of securities for the three months ended June 30, 2021, or for the three and nine months ended June 30, 2020.

5. LOANS

The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented (in thousands).

	June 30, 2021	September 30, 2020

Residential real estate	$453,108	$454,073
Multi-family	227,545	136,539
Commercial real estate	331,040	113,615
Commercial and industrial	271,038	21,100
Construction	10,517	-
Consumer	14	24
Gross loans	1,293,262	725,351
Net deferred fees	-	(332)
Total loans	1,293,262	725,019
Allowance for loan losses	(7,852)	(7,869)
Total loans, net	$1,285,410	$717,150

The Company is a participant in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration under the CARES Act, to provide guaranteed loans to qualifying businesses and organizations. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. As of June 30, 2021, 852 of the Company’s PPP loans totaling $124.8 million had received forgiveness. The Company’s PPP loans outstanding, included in commercial and industrial loans in the table above, totaled $240.3 million and $17.6 million at June 30, 2021 and September 30, 2020, respectively.

At June 30, 2021 and September 30, 2020, the Company was servicing approximately $230.1 million and $26.8 million, respectively, of loans for others. The Company had approximately $3.9 million in loans held for sale at June 30, 2021 and no loans held for sale at September 30, 2020.

For the three months ended June 30, 2021 and 2020, the Company sold loans totaling approximately $13.5 million and $1.7 million, respectively, recognizing net gains of $212 thousand and $15 thousand, respectively. For the nine months ended June 30, 2021 and 2020, the Company sold loans totaling approximately $32.0 million and $32.6 million, respectively, recognizing net gains of $688 thousand and $917 thousand, respectively.

The following summarizes the activity in the allowance for loan losses by portfolio segment for the periods indicated (in thousands).

	Three Months Ended June 30, 2021					Three Months Ended June 30, 2020
	Balance at beginning of period	Charge-offs	Recoveries	(Credit) provision for loan losses	Balance at end of period	Balance at beginning of period	Charge-offs	Recoveries	Provision (credit) for loan losses	Balance at end of period
Residential real estate	$4,851	$(267)	$-	$(209)	$4,375	$5,261	$-	$-	$9	$5,270
Multi-family	1,955	(32)	-	(23)	1,900	1,440	-	-	(35)	1,405
Commercial real estate	1,310	(29)	-	228	1,509	1,061	-	-	168	1,229
Commercial and industrial	62	-	1	4	67	79	-	-	8	87
Consumer	1	-	-	-	1	2	-	-	-	2
Total	$8,179	$(328)	$1	$-	$7,852	$7,843	$-	$-	$150	$7,993

	Nine Months Ended June 30, 2021					Nine Months Ended June 30, 2020
	Balance at beginning of period	Charge-offs	Recoveries	(Credit) provision for loan losses	Balance at end of period	Balance at beginning of period	Charge-offs	Recoveries	Provision (credit) for loan losses	Balance at end of period
Residential real estate	$5,103	$(267)	$-	$(461)	$4,375	$4,647	$-	$-	$623	$5,270
Multi-family	1,506	(32)	-	426	1,900	1,215	-	-	190	1,405
Commercial real estate	1,221	(29)	-	317	1,509	1,193	-	-	36	1,229
Commercial and industrial	38	-	11	18	67	75	(300)	-	312	87
Consumer	1	-	-	-	1	13	-	-	(11)	2
Total	$7,869	$(328)	$11	$300	$7,852	$7,143	$(300)	$-	$1,150	$7,993

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment methodology for the periods indicated (in thousands). The recorded investment in loans excludes accrued interest receivable due to immateriality.

	Allowance for Loan Losses			Loan Balances
June 30, 2021	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Purchased credit impaired loans(1)	Collectively evaluated for impairment	Ending balance
Residential real estate	$-	$4,375	$4,375	$7,154	$-	$445,965	$453,119
Multi-family	-	1,900	1,900	451	-	227,436	227,887
Commercial real estate	-	1,509	1,509	550	9,027	321,665	331,242
Commercial and industrial	-	67	67	544	2,082	267,855	270,481
Construction	-	-	-	-	-	10,517	10,517
Consumer	-	1	1	-	-	16	16
Total	$-	$7,852	$7,852	$8,699	$11,109	$1,273,454	$1,293,262

 (1) No allowance was recorded on purchased credit impaired loans.

	Allowance for Loan Losses			Loan Balances
September 30, 2020	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance
Residential real estate	$-	$5,103	$5,103	$2,221	$451,539	$453,760
Multi-family	-	1,506	1,506	47	136,690	136,737
Commercial real estate	-	1,221	1,221	629	113,129	113,758
Commercial and industrial	-	38	38	334	20,404	20,738
Consumer	-	1	1	-	26	26
Total	$-	$7,869	$7,869	$3,231	$721,788	$725,019

The following presents information related to the Company’s impaired loans by portfolio segment for the periods shown (in thousands).

	June 30, 2021			September 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Residential real estate	$7,292	$7,154	$-	$2,221	$2,221	$-
Multi-family	381	451	-	47	47	-
Commercial real estate	531	550	-	629	629	-
Commercial and industrial	544	544	-	634	334	-
Total	$8,748	$8,699	$-	$3,531	$3,231	$-

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021		2020		2021		2020
	Average recorded investment	Interest income recognized (1)	Average recorded investment	Interest income recognized(1)	Average recorded investment	Interest income recognized(1)	Average recorded investment	Interest income recognized(1)
Residential real estate	$5,937	$35	$2,234	$21	$4,890	$76	$2,062	$63
Multi-family	171	3	61	4	85	7	71	12
Commercial real estate	193	1	340	6	81	2	350	18
Commercial and industrial	181	-	334	-	60	-	500	-
Total	$6,482	$39	$2,969	$31	$5,116	$85	$2,983	$93

(1) Accrual basis interest income recognized approximates cash basis income.

At June 30, 2021 and September 30, 2020, past due and non-accrual loans disaggregated by portfolio segment were as follows (dollars in thousands):

	Past Due and Non-Accrual
June 30, 2021	30 - 59 days past due and accruing	60 - 89 days past due and accruing	90 days and over past due and accruing	Non-accrual		Total past due and non-accrual	Current	Total(5)
Residential real estate	$757	$-	$-	$5,498	(1)	$6,255	$446,864	$453,119
Multi-family	-	-	-	451	(2)	451	227,436	227,887
Commercial real estate	707	-	-	549	(3)	1,256	320,959	322,215
Commercial and industrial	-	-	-	545	(4)	545	267,854	268,399
Construction	-	-	-	-		-	10,517	10,517
Consumer	-	-	-	-		-	16	16
Total	$1,464	$-	$-	$7,043		$8,507	$1,273,646	$1,282,153

(1) Of the residential real estate non-accrual loans at June 30, 2021, $2,891 were not past due and $2,607 were 90 days or more past due.
(2) Multi-family non-accrual loans at June 30, 2021 were 90 days or more past due.
(3) Commercial real estate non-accrual loans at June 30, 2021 were 90 days or more past due.
(4) Commercial and industrial non-accrual loans at June 30, 2021 were 90 days or more past due.
(5) Excludes purchased credit impaired loans totaling $11,109.

	Past Due and Non-Accrual
September 30, 2020	30 - 59 days past due and accruing	60 - 89 days past due and accruing	90 days and over past due and accruing	Non-accrual(1)	Total past due and non-accrual	Current	Total
Residential real estate	$4,507	$-	$-	$538	$5,045	$448,715	$453,760
Multi-family	-	-	-	47	47	136,690	136,737
Commercial real estate	-	-	296	34	330	113,428	113,758
Commercial and industrial	-	-	-	334	334	20,404	20,738
Consumer	-	-	-	-	-	26	26
Total	$4,507	$-	$296	$953	$5,756	$719,263	$725,019

(1) Non-accrual loans at September 30, 2020 were 90 days or more past due.

Troubled debt restructurings (“TDRs”) are loan modifications where the Company has granted a concession to a borrower in financial difficulty. To assess whether a borrower is experiencing financial difficulty, an evaluation is performed to determine if that borrower is currently in payment default under any of its obligations or whether there is a probability that the borrower will be in payment default in the foreseeable future without the modification. At both June 30, 2021 and September 30, 2020, the Company had a recorded investment in TDRs totaling $1.7 million, consisting solely of residential real estate loans with no specific reserves allocated to such loans and no commitment to lend additional funds under those loans, at either June 30, 2021 or September 30, 2020.

For the three and nine months ended June 30, 2021 and 2020, there were no TDRs for which there was a payment default within twelve months of restructuring. A loan is considered to be in payment default once it is 90 days contractually past due under its modified terms. For the three and nine months ended June 30, 2021 and 2020, the Company had no new TDRs.

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

The Company has been prudently working with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan losses. The Company modified 519 loans totaling $367.1 million under the CARES Act which are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. As of June 30, 2021, 34 loans totaling $34.0 million were still in forbearance, of which 14 loans totaling $7.7 million were loans qualified under Section 9-x.

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

At June 30, 2021 and September 30, 2020, the Company’s loan portfolio by credit risk rating disaggregated by portfolio segment were as follows (dollars in thousands):

	June 30, 2021				September 30, 2020
	Grade				Grade
	Pass	Special mention	Substandard(1)	Total	Pass	Special mention	Substandard	Total
Residential real estate	$442,114	$5,507	$5,498	$453,119	$449,524	$2,893	$1,343	$453,760
Multi-family	223,454	3,982	451	227,887	135,396	1,294	47	136,737
Commercial real estate	297,491	19,051	14,700	331,242	111,457	893	1,408	113,758
Commercial and industrial	266,971	884	2,626	270,481	20,404	-	334	20,738
Construction	10,517	-	-	10,517	-	-	-	-
Consumer	16	-	-	16	26	-	-	26
Total	$1,240,563	$29,424	$23,275	$1,293,262	$716,807	$5,080	$3,132	$725,019

(1) Includes purchased credit impaired loans totaling $11,109.

6. STOCK-BASED COMPENSATION

The Company’s 2018 Equity Compensation Plan (“the 2018 Plan”) provides for the grant of stock-based compensation awards to officers, employees and directors of the Company. Under the 2018 Plan, a total of 346,000 shares of the Company’s common stock were approved for issuance, of which 207,681 shares remained for possible issuance at June 30, 2021.  Hanover assumed the 2013 Savoy Bank Stock Option Plan solely in connection with options to purchase Savoy common stock held by the former Chief Executive Officer of Savoy and which, under the terms of the Agreement and Plan of Merger between the Company and Savoy, were converted into options to purchase 71,900 shares of Hanover common stock.

Stock Options

Stock options are  granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant, and generally with vesting periods of three years and contractual terms of ten years. All stock options fully vest upon a change in control.

The fair value of stock options is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the common stock of the Company's peers. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Expected terms are based on historical data and represent the periods in which the options are expected to be outstanding. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

No stock options were exercised during the nine months ended June 30, 2021. The total intrinsic value of options exercised for the nine months ended June 30, 2020 was $127 thousand. The total cash received from option exercises for the nine months ended June 30, 2020 was $107 thousand. The Company recognized tax benefits of $44 thousand resulting from option exercises for the nine months ended June 30, 2020. No such tax benefits were recognized for the three months ended June 30, 2020.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
Outstanding, October 1, 2020	155,506	$11.35	$1,623	4.66 years
Converted in Savoy acquisition	71,900	5.51
Exercised	-	-
Forfeited	-	-
Outstanding, June 30, 2021 (1)	227,406	$9.50	$1,795	3.76 years

(1) All outstanding options are fully vested and exercisable.

In connection with the Savoy Bank acquisition, the Company assumed fully-vested legacy Savoy stock options held by the former Chief Executive Officer of Savoy which were converted into options to purchase 71,900 shares of Hanover common stock  at a weighted average exercise price of $5.51 per share and fair value of $17.65 per share.

There was no compensation expense attributable to stock options for the nine months ended June 30, 2021. For the three and nine months ended June 30, 2020, such compensation expense was $4 thousand and $14 thousand, respectively.

Restricted Stock

During the nine months ended June 30, 2021, restricted stock awards of 15,727 shares were granted with a three-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. Since there is no active market for  the Company’s stock, the fair value of the restricted stock awards was estimated on the date of grant based on the prices of the most recent transactions in the Company’s common stock.

A summary of restricted stock activity follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested, October 1, 2020	95,052	$19.56
Granted	15,727	21.93
Vested	(44,946)	19.09
Forfeited	(667)	21.79
Unvested, June 30, 2021	65,166	$20.43

Compensation expense attributable to restricted stock was $224 thousand and $210 thousand for the three months ended June 30, 2021 and 2020, respectively. For the nine months ended June 30, 2021 and 2020, compensation expense attributable to restricted stock was $669 thousand and $533 thousand, respectively. As of June 30, 2021, there was $1.1 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 1.53 years. The total fair value of shares vested during the nine months ended June 30, 2021 and 2020 was $868 thousand and $835 thousand, respectively.

7. REGULATORY MATTERS

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

Each of the Bank’s capital ratios exceeds applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be well capitalized as of June 30, 2021 and September 30, 2020. At June 30, 2021 and September 30, 2020, the Bank’s capital conservation buffers were in excess of the minimum buffer requirement described above. There are no subsequent conditions or events that management believes have changed the Bank’s capital adequacy.

The Bank’s capital amounts (in thousands) and ratios are presented in the table that follows.

	Actual		Required for capital adequacy purposes		Excess of amount required for capital adequacy purposes (1)		To be Well Capitalized under prompt corrective action regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total capital to risk-weighted assets	$126,624	15.01%	$67,535	8.00%	$59,089	7.00%	$84,419	10.00%
Tier 1 capital to risk-weighted assets	118,536	14.05%	50,651	6.00%	67,885	8.04%	67,535	8.00%
Common equity tier 1 capital to risk-weighted assets	118,536	14.05%	37,988	4.50%	80,548	9.54%	54,872	6.50%
Tier 1 capital to adjusted average assets (leverage)	118,536	11.20%	42,351	4.00%	N/A	N/A	52,938	5.00%

September 30, 2020
Total capital to risk-weighted assets	$95,079	20.57%	$36,970	8.00%	$58,109	12.57%	$46,212	10.00%
Tier 1 capital to risk-weighted assets	89,275	19.32%	27,727	6.00%	61,548	13.32%	36,970	8.00%
Common equity tier 1 capital to risk-weighted assets	89,275	19.32%	20,796	4.50%	68,479	14.82%	30,038	6.50%
Tier 1 capital to adjusted average assets (leverage)	89,275	11.22%	31,820	4.00%	N/A	N/A	39,775	5.00%

(1) The capital conservation buffer is the minimum of the excess amounts shown, that is 7.00% and 12.57% at June 30, 2021 and September 30, 2020, respectively.

The ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net profits of that year combined with its retained net profits of the preceding two years. In addition, as discussed above, the Bank’s ability to pay dividends to the Company may be limited if the Bank fails to satisfy any applicable capital conservation buffer. As of June 30, 2021, $16.6 million was available to pay dividends without obtaining prior regulatory approval.

8. FAIR VALUE

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

The following presents fair value measurements on a recurring basis at June 30, 2021 and September 30, 2020 (in thousands):

		Fair Value Measurements Using
Assets:	June 30, 2021	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
U.S. GSE residential mortgage-backed securities	$844	$844	$-
Corporate bonds	6,933	6,933	-
Mortgage servicing rights	3,815	-	3,815
Total	$11,592	$7,777	$3,815

		Fair Value Measurements Using
Assets:	September 30, 2020	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
U.S. GSE residential mortgage-backed securities	$962	$962	$-
Corporate bonds	5,073	5,073	-
Mortgage servicing rights	155	-	155
Total	$6,190	$6,035	$155

Reconciliations for mortgage servicing rights measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follow (in thousands).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$130	$199	$155	$266
Savoy acquisition	3,776	-	3,776	-
Adjustment to fair value	(91)	(26)	(116)	(93)
Ending balance	$3,815	$173	$3,815	$173

The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company, some of which are unobservable inputs and are therefore classified as Level 3 within the fair value hierarchy. Fair value at June 30, 2021 was determined based on discounted expected future cash flows using discount rates ranging from 7.9% to 14.5%, prepayment speeds ranging from 19.41% to 24.07% and a weighted average life ranging from 2.1 to 3.8 years. Fair value at June 30, 2020 was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, prepayment speeds ranging from 23.25% to 23.60% and a weighted average life ranging from 2.7 to 3.3 years.

The Company had no financial instruments measured at fair value on a non-recurring basis at June 30, 2021 and September 30, 2020. The Company’s impaired loans had no related specific allowances recorded at June 30, 2021 and September 30, 2020.

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at June 30, 2021 and September 30, 2020 (in thousands).

		Fair Value Measurements Using
June 30, 2021	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial Assets:
Cash and cash equivalents	$172,534	$172,534	$-	$-	$172,534
Securities held to maturity	8,987	-	9,263	-	9,263
Loans, net	1,285,410	-	-	1,325,596	1,325,596
Accrued interest receivable	10,920	-	153	10,767	10,920
Financial Liabilities:
Time deposits	460,689	-	461,641	-	461,641
Demand and other deposits	698,733	698,733	-	-	698,733
Borrowings	228,625	-	228,650	-	228,650
Subordinated debentures	24,498	-	27,296	-	27,296
Accrued interest payable	1,156	2	1,154	-	1,156

		Fair Value Measurements Using
September 30, 2020	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial Assets:
Cash and cash equivalents	$80,209	$80,209	$-	$-	$80,209
Securities held to maturity	10,727	-	11,131	-	11,131
Loans, net	717,150	-	-	746,969	746,969
Accrued interest receivable	6,766	-	218	6,548	6,766
Financial Liabilities:
Time deposits	394,753	-	397,842	-	397,842
Demand and other deposits	270,007	270,007	-	-	270,007
Borrowings	85,154	-	87,052	-	87,052
Note payable	14,984	-	-	15,329	15,329
Accrued interest payable	374	1	339	34	374

9. LOSS CONTINGENCIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of a loss is probable and an amount or range of loss can be reasonably estimated. The Company’s management does not believe there now are such matters that will have a material effect on the financial statements.

10. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances
At June 30, 2021 and September 30, 2020, FHLB advances outstanding were $51.5 million and $69.0 million, respectively. The advances were all at fixed rates ranging from 0.37% to 2.96% and from 0.37% to 2.98%, respectively, and with maturities ranging from July 2021 to August 2025 and from October 2020 to August 2025, respectively, at June 30, 2021 and September 30, 2020.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $398.0 million and $143.7 million of residential and commercial mortgage loans under a blanket lien arrangement at June 30, 2021 and September 30, 2020, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $91.2 million at June 30, 2021.

The following presents the Company’s outstanding FHLB advances contractual maturities in the fiscal years shown (dollars in thousands):

	At June 30,2021
Maturity	Amount	Weighted Average Rate
2021	$9,714	1.46%
2022	4,000	2.02%
2023	11,800	2.23%
2024	18,860	0.98%
2025	7,080	0.58%
	$51,454	1.38%

Federal Reserve Borrowings
At June 30, 2021 and September 30, 2020, the Company’s borrowings from the Federal Reserve’s PPP Liquidity Facility (“PPPLF”) were $176.9 million and $16.2 million, respectively. The borrowings had a rate of 0.35% and a maturity date equal to the maturity date of the underlying PPP loan pledged to secure the extension of credit. The Company utilized the PPPLF to partially fund PPP loan production and the borrowings were fully secured by PPP loans.

11. SUBORDINATED DEBENTURES

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

At June 30, 2021, the unamortized issuance costs of the Notes were $502 thousand. For the three and nine months ended June 30, 2021, $16 thousand and $43 thousand, respectively, in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

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

Factors that may cause actual results or earnings to differ materially from such forward-looking statements include those set forth in Part II, Item 1A. Risk Factors, those included in the Company’s Registration Statement on Form S-4 (333-252262) under the caption “Risk Factors”, those included in the Company’s other filings with the SEC and, among others, the following:

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

•	The ability to achieve anticipated merger-related operational efficiencies;

•	The ability to enhance revenue through increased market penetration, expanded lending capacity and product offerings;

•	Changes in monetary and fiscal policies of the FRB and the U. S. Government, particularly related to changes in interest rates;

•	Changes in general economic conditions;

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

On May 26, 2021, the acquisition of Savoy Bank was completed and second quarter 2021 calendar results reflect the operations of the combined entity. Historical financial information includes only the operations of Hanover.

Financial Performance Summary
As of or for the three and nine months ended June 30, 2021 and 2020
(dollars in thousands, except per share data)

	Three months ended June 30,		Over/ (under)			Nine months ended June 30,		Over/ (under)
	2021	2020	2020			2021	2020	2020
Revenue (1)	$11,098	$6,601	68.1%			$27,205	$20,985	29.6%
Non-interest expense	10,732	4,668	129.9%			22,047	15,450	42.7%
Acquisition costs included in non-interest expense	3,937	-	N/	M	(3)	4,233	236	N/	M	(3)
Provision for loan losses	-	150	(100.0%)			300	1,150	(73.9%)
Net income	221	1,409	(84.3%)			3,795	3,428	10.7%
Net income per common share - diluted	0.05	0.33	(84.8%)			0.85	0.81	4.9%
Return on average assets	0.08%	0.66%	(58)		bp	0.53%	0.53%	-		bp
Return on average common stockholders’ equity	0.92%	7.55%	(663)		bp	5.93%	6.17%	(24)		bp
Tier 1 leverage ratio	11.20%	10.21%	99		bp	11.20%	10.21%	99		bp
Common equity tier 1 risk-based capital ratio	14.05%	19.03%	(499)		bp	14.05%	19.03%	(499)		bp
Tier 1 risk-based capital ratio	14.05%	19.03%	(499)		bp	14.05%	19.03%	(499)		bp
Total risk-based capital ratio	15.01%	20.29%	(529)		bp	15.01%	20.29%	(529)		bp
Tangible common equity ratio (non-GAAP)	6.35%	8.91%	(257)		bp	6.35%	8.91%	(257)		bp
Total common stockholders’ equity/total assets (2)	7.48%	9.09%	(162)		bp	7.48%	9.09%	(162)		bp

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total non-interest income.
(2) The ratio of total common stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(3) N/M - denotes % variance not meaningful for statistical purposes.

At June 30, 2021 the Company, on a consolidated basis, had total assets of $1.5 billion, total deposits of $1.2 billion and total stockholders’ equity of $115.2 million. The Company recorded net income of $221 thousand, or $0.05 per diluted common share, for the three months ended June 30, 2021 compared to net income of $1.4 million, or $0.33 per diluted common share, for the same period in 2020.

The $1.2 million decrease in earnings for the three months ended June 30, 2021 versus the comparable 2020 period was primarily due to a $3.9 million increase in acquisition costs related to the Savoy transaction coupled with an increase in compensation and benefits expense of $1.3 million. Partially offsetting the foregoing negative factors was a $3.9 million improvement in net interest income, a $551 thousand increase in noninterest income and a $150 thousand reduction in the provision for loan losses in the second calendar quarter of 2021 versus the comparable 2020 period.

The Company’s return on average assets and return on average common stockholders’ equity were 0.08% and 0.92%, respectively, for the three months ended June 30, 2021 versus 0.66% and 7.55%, respectively, for the comparable 2020 period.

Total non-accrual loans at June 30, 2021 were $7.0 million, or 0.54% of total loans, compared to $953 thousand, or 0.13% of total loans at September 30, 2020 and $3.2 million, or 0.44% of total loans, at June 30, 2020. After September 30, 2020 loans which failed to satisfactorily exit forbearances granted under the CARES Act resulted in an increase of the non-accrual asset level to $4.1 million at December 31, 2020 and to $9.4 million at March 31, 2021. The Hanover legacy portfolio component of the June 30, 2021 non-accrual loans is $4.6 million while the balance comes from acquired Savoy loans. Management believes all of the Company’s non-accrual loans at June 30, 2021 are well collateralized and no specific reserves have been taken with regard to these loans. The allowance for loan losses as a percentage of total non-accrual loans amounted to 111%, 826% and 252% at June 30, 2021, September 30, 2020 and June 30, 2020, respectively.

Total core deposits, consisting of demand, NOW, savings and money market accounts were $698.7 million at June 30, 2021, representing 60% of total deposits at that date, compared to $270.0 million and 41%, respectively, at September 30, 2020. Total deposits, including time deposits, were $1.2 billion at June 30, 2021 versus $664.8 million at September 30, 2020. Noninterest-bearing demand balances represented 15% of total deposits at June 30, 2021. The growth in both core and total deposits versus September 30, 2020 results from the Savoy acquisition.

The Company’s operating efficiency ratio was 96.7% for the three months ended June 30, 2021 versus 70.7% a year ago, reflecting, in part, significant non-recurring charges incurred by the Company in conjunction with the acquisition of Savoy during the quarter ended June 30, 2021.

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

Material Changes in Financial Condition - Total assets of the Company at June 30, 2021 were $1.5 billion versus $851.6 million at September 30, 2020. Total loans at June 30, 2021 were $1.3 billion, compared to total loans of $725.0 million at September 30, 2020. Total deposits at June 30, 2021 were $1.2 billion versus $664.8 million at September 30, 2020. Total borrowings at June 30, 2021 were $253.1 million, including $51.5 million of outstanding FHLB advances. These increases were all primarily attributable to the expansion of the franchise through the acquisition of Savoy.

For the nine months ended June 30, 2021, the Company’s loan portfolio, net of sales, grew by $568.2 million to $1.3 billion. This growth was primarily attributable to the acquisition of Savoy. At June 30, 2021, the residential loan portfolio amounted to $453.1 million, or 35.0% of total loans.  Commercial real estate loans, including multi-family loans, totaled $558.6 million or 43.2% of total loans at June 30, 2021.  Commercial loans, including PPP loans, totaled $271.0 million or 21.0% of total loans.

At June 30, 2021, total deposits were $1.2 billion, an increase of $494.7 million when compared to September 30, 2020. This growth was primarily due to an increase in core deposit balances of $428.7 million resulting from the impact of the Savoy acquisition coupled with growth in municipal deposits in the second calendar quarter of 2021. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 60.3% and 40.6% of total deposits at June 30, 2021 and September 30, 2020, respectively. At those dates, demand deposit balances represented 15.5% and 12.4% of total deposits.

Total borrowings at June 30, 2021 were $253.1 million, including $176.9 million in PPPLF funding, versus $100.1 million at September 30, 2020. The June 30, 2021 PPPLF funding resulted from the acquisition of Savoy. In the quarter ended June 30, 2021, the Company continued to reduce usage of its FHLB borrowing capacity as other lower cost funding options were utilized to replace maturing FHLB advances. At June 30, 2021, the Company had $51.5 million of outstanding FHLB advances as compared to $69.0 million at September 30, 2020. At September 30, 2020, the Company’s borrowings from the PPPLF were $16.2 million. Additionally, in October 2020, the Company issued $25 million of 10-year subordinated notes with a coupon rate of 5.00% fixed for the first five years to provide capital to support growth of the consolidated entity. Immediately after this issuance, the Company used $15 million of the debt proceeds to pay off its $15 million, 5.85% fixed rate line of credit with another financial institution, reducing its cost of funds. Borrowings at September 30, 2020 included the $15 million line of credit subsequently repaid.

Liquidity and Capital Resources – Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve, FHLB and correspondent banks, which totaled $153.6 million and $80.0 million at June 30, 2021 and September 30, 2020, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, and borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At June 30, 2021, total deposits were $1.2 billion, of which $349.1 million are time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At June 30, 2021 and September 30, 2020, the Company had $253.1 million and $100.1 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio.

The Company’s primary use of funds is for the origination of loans. For the nine months ended June 30, 2021 and 2020, the Company had net loan originations of $21.2 million and $35.1 million, respectively.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At June 30, 2021, access to approximately $398.0 million in FHLB lines of credit for overnight or term borrowings was available, of which $51.5 million in term borrowings were outstanding. At June 30, 2021, approximately $55 million in unsecured lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at June 30, 2021.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity increased to $115.2 million at June 30, 2021 from $78.0 million at September 30, 2020, primarily due to the acquisition of Savoy coupled with net income recorded during the nine months ended June 30, 2021.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 11.20%, 14.04%, 14.04% and 15.00%, respectively, at June 30, 2021, exceeding all the regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. At June 30, 2021, the Bank’s capital buffer was in excess of requirements.

The Company did not repurchase any shares of its common stock during the nine months ended June 30, 2021.

The Company’s total stockholders’ equity to total assets ratio and the Company’s tangible common equity to tangible assets ratio (“TCE ratio”) were 7.48% and 6.35%, respectively, at June 30, 2021 versus 9.16% and 8.96%, respectively, at September 30, 2020 and 9.09% and 8.91%, respectively, at June 30, 2020. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP TCE ratio presented herein. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets at June 30, 2021 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total common stockholders’ equity	$115,238	Total assets	$1,541,443	7.48%	(1)
Less: goodwill	(18,100)	Less: goodwill	(18,100)
Less: core deposit intangible	(502)	Less: core deposit intangible	(502)
Tangible common equity	$96,636	Tangible assets	$1,522,841	6.35%	(2)

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

No cash dividends were declared by the Company during the nine months ended June 30, 2021 and 2020.

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

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2021 and September 30, 2020, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $52 million and $29 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2021 and September 30, 2020, letters of credit outstanding were approximately $907 thousand and $159 thousand, respectively.

Material Changes in Results of Operations – Comparison of the Three Months Ended June 30, 2021 and 2020 – The Company recorded net income of $221 thousand during the three months ended June 30, 2021 versus net income of $1.4 million in the comparable three month period a year ago. The reduction in earnings for the three months ended June 30, 2021 versus the comparable 2020 period was primarily due to a $6.1 million increase in non-interest expense reflecting a $3.9 million increase in acquisition costs related to the Savoy transaction, partially offset by a $3.9 million improvement in net interest income, a $551 increase in non-interest income and a $150 thousand reduction in the provision for loan losses expense in the calendar quarter ended June 30, 2021 versus the comparable 2020 period.

Net Interest Income and Margin

The $3.9 million improvement in net interest income was primarily attributable to growth in average interest-earning assets of 34.1%, primarily loans, and a 61 basis point increase in the net interest margin to 3.74% in 2021 from 3.13% in the year ago period.  The wider net interest margin was largely due to a 109 basis point reduction in the average cost of interest-bearing liabilities to 0.70% in the 2021 period. Included in net interest income was accretion and amortization of purchase accounting adjustments of $478 thousand during the three months ended June 30, 2021 arising from the acquisition of Savoy.  Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.56% in the quarter ended June 30, 2021. Purchase accounting adjustments in the quarter ended June 30, 2020 were immaterial.

The lower cost of average interest-bearing liabilities in 2021 resulted from an improved deposit mix in the 2021 period.  Lower cost core deposits (demand, NOW, savings and money market accounts) increased by $279.5 million while higher cost certificates of deposit declined by $80.8 million. Also contributing to the improvement in net interest income for the three months ended June 30, 2021 versus 2020 was a reduction in the average rate paid on Fed funds purchased & FHLB & FRB advances of 119 basis points to 0.65% in the 2021 quarter. Partially offsetting the positive impact of the foregoing factors, the average yield on total interest-earning assets declined by 34 basis points to 4.31% in 2021 versus the comparable 2020 period. This reduction in yield was largely the result of a 61 basis point decrease in the average loan yield to 4.79% in 2021.

NET INTEREST INCOME ANALYSIS
For the Three Months Ended June 30, 2021 and 2020
(dollars in thousands)

	2021			2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$988,836	$11,798	4.79%	$704,132	$9,450	5.40%
Investment securities (1)	16,754	168	4.02%	13,419	125	3.75%
Interest-earning cash	109,603	21	0.08%	113,132	28	0.10%
FHLB stock and other investments	4,816	51	4.25%	4,446	62	5.61%
Total interest-earning assets	1,120,009	12,038	4.31%	835,129	9,665	4.65%
Non interest-earning assets:
Cash and due from banks	9,829			4,912
Other assets	33,964			22,330
Total assets	$1,163,802			$862,371

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings, NOW and money market deposits	$377,084	$269	0.29%	$172,573	$155	0.36%
Time deposits	369,454	760	0.83%	450,266	2,444	2.18%
Total savings and time deposits	746,538	1,029	0.55%	622,839	2,599	1.68%
Fed funds purchased & FHLB & FRB advances	143,395	232	0.65%	74,865	342	1.84%
Note payable	-	-	0.00%	14,982	222	5.96%
Subordinated debentures	24,489	329	5.39%	-	-	0.00%
Total interest-bearing liabilities	914,422	1,590	0.70%	712,686	3,163	1.79%
Demand deposits	141,650			66,630
Other liabilities	11,264			7,954
Total liabilities	1,067,336			787,270
Stockholders’ equity	96,466			75,101
Total liabilities & stockholders’ equity	$1,163,802			$862,371
Net interest rate spread			3.61%			2.86%
Net interest income/margin		$10,448	3.74%		$6,502	3.13%

(1) There is no tax-exempt interest income.

Provision and Allowance for Loan Losses

The Company did not record a provision for loan losses expense for the three months ended June 30, 2021 versus a $150 thousand expense recorded for the comparable period in 2020. The adequacy of the provision and the resulting allowance for loan losses, which was $7.9 million at June 30, 2021, is determined by management’s ongoing review of the loan portfolio including, among other things, impaired loans, past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay and estimated fair value of any underlying collateral securing loans. Moreover, management evaluates changes, if any, in underwriting standards, collection, charge-off and recovery practices, the nature or volume of the portfolio, lending staff, concentration of loans, as well as current economic conditions and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimable losses at June 30, 2021. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income increased by $551 thousand for the three months ended June 30, 2021 versus 2020. This increase was principally due to increases in loan fees and service charges (up $204 thousand) and gain on the sale of loans held for sale (up $197 thousand) in 2021. For the three months ended June 30, 2021 and 2020, the Company sold loans totaling approximately $13.5 million and $1.7 million, respectively, recognizing net gains of $212 thousand and $15 thousand, respectively.

Non-Interest Income
For the three and nine months ended June 30, 2021 and 2020
(dollars in thousands)

	Three months ended June 30,		Over/ (under)	Nine months ended June 30,		Over/ (under)
	2021	2020	2020	2021	2020	2020
Loan fees and service charges	$257	$53	384.9%	$448	$190	135.8%
Service charges on deposit accounts	34	12	183.3	66	47	40.4
Net gain on sale of loans held for sale	212	15	N/M (1)	688	917	(25.0)
Net gain on sale of securities available for sale	-	-	-	240	-	N/M (1)
Other income	147	19	673.7	186	75	148.0
Total non-interest income	$650	$99	556.6%	$1,628	$1,229	32.5%

(1) N/M - denotes % variance not meaningful for statistical purposes.

Non-interest Expense

Total non-interest expense increased by $6.1 million for the three months ended June 30, 2021 versus 2020, principally resulting from an increase of $3.9 million in acquisition costs associated with the acquisition of Savoy coupled with higher salaries and employee benefits of $1.3 million related to our continued growth and the Savoy acquisition.

Non-Interest Expense
For the three and nine months ended June 30, 2021 and 2020
(dollars in thousands)

	Three months ended June 30,		Over/ (under)	Nine months ended June 30,		Over/ (under)
	2021	2020	2020	2021	2020	2020
Salaries and employee benefits	$3,980	$2,688	48.1%	$10,481	$8,162	28.4%
Occupancy and equipment	1,300	1,078	20.6	3,680	3,293	11.8
Data processing	419	211	98.6	934	677	38.0
Advertising and promotion	18	63	(71.4)	85	280	(69.6)
Acquisition costs	3,937	-	N/M (1)	4,233	236	N/M (1)
Professional fees	369	290	27.2	1,089	1,632	(33.3)
Other expenses	709	338	109.8	1,545	1,170	32.1
Total non-interest expense	$10,732	$4,668	129.9%	$22,047	$15,450	42.7%

(1) N/M - denotes % variance not meaningful for statistical purposes.

The Company recorded income tax expense of $145 thousand and an effective tax rate of 39.6% for the three months ended June 30, 2021 versus income tax expense of $374 thousand and an effective tax rate of 21.0% in the comparable 2020 period. The increased effective tax rate in 2021 was primarily related to certain non-deductible items resulting from the Savoy acquisition.

Material Changes in Results of Operations – Comparison of the Nine Months Ended June 30, 2021 and 2020 – The Company recorded net income of $3.8 million during the nine months ended June 30, 2021 versus $3.4 million in the comparable nine month period a year ago. The $367 thousand increase in earnings for the nine months ended June 30, 2021 versus the comparable 2020 period was primarily due to a $5.8 million or 29.5% increase in net interest income, an $850 thousand reduction in the provision for loan losses and an increase in non-interest income of $399 thousand, offset in part by a $6.6 million increase in non-interest expense in the 2021 period, including $4.2 million in acquisition costs related to the merger with Savoy compared to acquisition costs of $236 thousand versus the comparable 2020 period. The Company’s effective tax rate increased to 21.9% in 2021 from 21.8% a year ago.

The $5.8 million improvement in net interest income was primarily attributable to a 54 basis point widening of the net interest margin to 3.69% in 2021 from 3.15% a year ago. The margin improvement resulted from a 104 basis point reduction in the yield on average total interest-bearing liabilities to 0.95% from 1.99% a year ago, largely due to a 114 basis point decline in the average cost of savings and time deposits.  Also adding to the wider margin was a shift in the average interest-earning asset mix resulting from a $101.6 million increase in average loans outstanding coupled with a $15.9 million reduction in low yielding average interest-earning cash versus the comparable 2020 period.

The lower cost of interest-bearing liabilities in 2021 was also the result of a $65.3 million reduction in average time deposit balances, coupled with increases in lower cost average savings deposits and non-interest-bearing demand deposit balances of $90.2 million and $41.8 million, respectively. Also contributing to the improvement in net interest income for the nine months ended June 30, 2021 versus 2020 was a decrease of 97 basis points  in the average cost of Fed funds purchased & FHLB & FRB advances. Partially offsetting the positive impact of the foregoing factors, the average yield on total interest-earning assets declined by 39 basis points to 4.46% in 2021 versus the comparable 2020 period. This reduction in yield was largely the result of a 50 basis point decrease in the average loan yield to 4.93% in 2021.

NET INTEREST INCOME ANALYSIS
For the Nine Months Ended June 30, 2021 and 2020
(dollars in thousands)

	2021				2020
	Average Balance	Interest	Average Yield/Cost		Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans (1)	$818,467	$30,189	4.93%		$716,861	$29,124	5.43%
Investment securities (1)	16,953	523	4.12%		12,904	346	3.58%
Interest-earning cash	86,373	61	0.09%		102,510	683	0.89%
FHLB stock and other investments	4,151	142	4.57%		4,987	229	6.13%
Total interest-earning assets	925,944	30,915	4.46%		837,262	30,382	4.85%
Non interest-earning assets:
Cash and due from banks	6,702				5,905
Other assets	27,351				21,638
Total assets	$959,997				$864,805

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings, NOW and money market deposits	$270,216	$543	0.27%		$180,005	$1,307	0.97%
Time deposits	365,441	3,129	1.14%		430,753	7,421	2.30%
Total savings and time deposits	635,657	3,672	0.77%		610,758	8,728	1.91%
Fed funds purchased & FHLB & FRB advances	93,787	632	0.90%		87,670	1,228	1.87%
Note payable	439	74	22.54%	(2)	14,982	670	5.97%
Subordinated debentures	23,949	960	5.36%		-	-	0.00%
Total interest-bearing liabilities	753,832	5,338	0.95%		713,410	10,626	1.99%
Demand deposits	110,990				69,195
Other liabilities	9,650				7,946
Total liabilities	874,472				790,551
Stockholders’ equity	85,525				74,254
Total liabilities & stockholders’ equity	$959,997				$864,805
Net interest rate spread			3.51%				2.86%
Net interest income/margin		$25,577	3.69%			$19,756	3.15%

(1) There is no tax-exempt interest income.
(2) Includes impact of debt extinguishment charges. Excluding the impact of these charges, the average cost was 5.79%.

The Company recorded a $300 thousand expense to the provision for loan losses for the nine months ended June 30, 2021 versus a $1.2 million expense recorded for the comparable period in 2020. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest income increased by $399 thousand for the nine months ended June 30, 2021 versus 2020. This improvement was principally due to a $258 thousand increase in loan fees and service charges and a $240 thousand net gain on sale of securities available for sale in 2021. For the nine months ended June 30, 2021 and 2020, the Company sold loans totaling approximately $31.3 million and $31.8 million, respectively, recognizing net gains of $688 thousand and $917 thousand, respectively.

Total non-interest expense increased by $6.6 million for the nine months ended June 30, 2021 versus 2020, principally resulting from an increase in Savoy-related acquisition costs to $4.2 million from $236 thousand in 2020, and higher salaries and employee benefits of $2.3 million reflecting both the Savoy acquisition and the Company’s organic growth. The operating efficiency ratio, defined as total non-interest expense as a percentage of total revenue, was 81.8% for the nine months ended June 30, 2021 compared to 73.6% in the comparable period of 2020.

The Company recorded income tax expense of $1.1 million for the nine months ended June 30, 2021 resulting in an effective tax rate of 21.9%, versus income tax expense of $957 thousand and an effective tax rate of 21.8% in the comparable 2020 period.

Asset Quality - Total non-accrual loans at June 30, 2021 were $7.0 million, or 0.54% of total loans, compared to $953 thousand, or 0.13% of total loans at September 30, 2020 and $3.2 million, or 0.44% of total loans, at June 30, 2020. After September 30, 2020 loans which failed to satisfactorily exit forbearances granted under the CARES Act resulted in an increase of the non-accrual asset level to $4.1 million at December 31, 2020 and to $9.4 million at March 31, 2021. The Hanover legacy portfolio component of the June 30, 2021 non-accrual loans is $4.6 million while the balance comes from acquired Savoy loans. Management believes all of the Company’s non-accrual loans at June 30, 2021 are well collateralized and no specific reserves have been taken with regard to these loans. The allowance for loan losses as a percentage of total non-accrual loans amounted to 111%, 826% and 252% at June 30, 2021, September 30, 2020 and June 30, 2020, respectively.

Total accruing loans, excluding purchased credit-impaired loans, delinquent 30 days or more amounted to $1.5 million, $4.5 million and $991 thousand at June 30, 2021, September 30, 2020 and June 30, 2020, respectively.

Total loans having credit risk ratings of Special Mention or Substandard were $52.7 million at June 30, 2021 versus $8.2 million at September 30, 2020 and $4.6 million at June 30, 2020. The increase in both the Special Mention and Substandard levels is due to the acquired loan portfolio of Savoy Bank. The acquired portfolio has a large component of SBA loans, which have been supported through the COVID-pandemic with assistance from the SBA. The high level of criticized loans in the Savoy portfolio results in part from a conservative view of these borrowers’ ability to perform once government assistance ends, as well as specific instances of borrowers seeking assistance/deferrals/modifications due to the impact to their business.  The Company’s Special Mention and Substandard loans were comprised of residential real estate, multi-family, commercial real estate loans and commercial and industrial loans (including SBA facilities) at June 30, 2021. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At June 30, 2021, the Company had $1.7 million in troubled debt restructurings (“TDRs”), consisting of residential real estate loans. The Company had TDRs amounting to $1.7 million at September 30, 2020 and June 30, 2020.

At June 30, 2021, the Company’s allowance for loan losses amounted to $7.9 million or 0.61% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 1.09% at September 30, 2020 and 1.11% at June 30, 2020. The Company recorded net loan charge-offs of $327 thousand during the three months ended June 30, 2021 versus net loan charge-offs of $224 thousand during the three months ended September 30, 2020. The Company recorded no loan charge-offs or recoveries during the three months ended June 30, 2020.

The Company did not record a provision for loan losses expense for the three months ended June 30, 2021 versus a $150 thousand expense recorded for the comparable period in 2020. The Company recorded a $300 thousand expense to the provision for loan losses for the nine months ended June 30, 2021 versus a $1.2 million expense recorded for the comparable period in 2020. Adjustments to the Company’s loss experience is based on management’s evaluation of several environmental factors, including: changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments; changes in the nature and volume of the Company’s portfolio and in the terms of the Company’s loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans; changes in the quality of the Company’s loan review system; changes in lending policies, procedures and strategies; changes in the value of underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

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

ASSET QUALITY
June 30, 2021 versus September 30, 2020 and June 30, 2020
(dollars in thousands)

	As of or for the three months ended
	6/30/2021	9/30/2020	6/30/2020
Non-accrual loans	$7,043	$953	$3,171
Non-accrual loans held for sale	2,899	-	-
Other real estate owned	-	-	-
Total non-performing assets (1)	$9,942	$953	$3,171

Purchased credit-impaired loans 90 days or more past due and still accruing	$1,077	$296	$296
Performing TDRs	455	454	454

Loans held for sale	3,883	-	3,204
Loans held for investment	1,293,262	725,019	720,315

Allowance for loan losses:
Beginning balance	$8,179	$7,993	$7,843
Provision	-	100	150
Charge-offs	(328)	(238)	-
Recoveries	1	14	-
Ending balance	$7,852	$7,869	$7,993

Allowance for loan losses as a % of total loans (2)	0.61%	1.09%	1.11%

Allowance for loan losses as a % of non-accrual loans (2)	111%	826%	252%

Non-accrual loans as a % of total loans (2)	0.54%	0.13%	0.44%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	0.77%	0.13%	0.44%

Non-performing assets as a % of total assets	0.64%	0.11%	0.38%

Non-performing assets, purchased credit-impaired loans 90 days or more past due and still accruing and performing TDRs, to total loans held for sale and investment	0.88%	0.23%	0.54%

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

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at June 30, 2021 (dollars in thousands). The results are within the Company’s policy limits.

At June 30, 2021
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII (1)
(basis points)	EVE	Amount	%	(basis points)	NII (1)	Amount	%
+400	$118,444	$(25,255)	(17.6)	+400	$51,382	$442	0.9
+300	126,531	(17,168)	(11.9)	+300	51,618	678	1.3
+200	131,752	(11,947)	(8.3)	+200	51,616	676	1.3
+100	136,574	(7,125)	(5.0)	+100	51,328	388	0.8
0	143,699			0	50,940
-100	154,773	11,074	7.7	-100	47,957	(2,983)	(5.9)

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

ITEM 1A. – RISK FACTORS

Please see Item 1A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as well as the matters discussed in our Registration Statement on Form S-4 (Registration Number 333-252262) under the heading “Risk Factors.”

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

Not applicable.

ITEM 6. – EXHIBITS

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER BANCORP, INC.

Dated: August 18, 2021	/s/ Michael P. Puorro
Michael P. Puorro
Chairman & Chief Executive Officer
(principal executive officer)

Dated: August 18, 2021	/s/ Brian K. Finneran
Brian K. Finneran
President & Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)