Form 10-K
period 2021-09-30
Hanover Bancorp, Inc. /NY
filed 2021-12-23
CIK 1828588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number: 333-252262

HANOVER BANCORP, INC.
(Exact name of registrant as specified in its charter)

New York	81-3324480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 East Jericho Turnpike, Mineola, New York 11501
(Address of principal executive offices) (Zip Code)

(516) 548-8500
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐        No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $69,490,146.

As of December 20, 2021, the Company had 5,562,923 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

Hanover Bancorp, Inc.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These  forward-looking statements concern  the financial condition, results of operations, plans, objectives, future performance and business of Hanover Bancorp, Inc. and its subsidiary, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) the impact of the COVID-19 pandemic and the government’s response to the pandemic on our operations as well as those of our customers and on the economy generally and in our market area specifically, (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (5) general economic conditions may be less favorable than expected; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Hanover Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Hanover Bancorp, Inc.; (9) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (10) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (11) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (12) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Hanover Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in Hanover Bancorp Inc.’s other filings with the Securities and Exchange Commission (the “Commission”). These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Hanover Bancorp, Inc. Hanover Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

Part I

Item 1.	Business.

Overview

Hanover Bancorp, Inc. (“Hanover”) is a New York corporation which is the holding company for Hanover Community Bank (the “Bank”), a New York chartered community commercial bank focusing on highly personalized and efficient services and products responsive to local needs. The Bank operates as a locally headquartered, community-oriented bank serving customers throughout the New York metro area from offices in Nassau, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York. We also have an administrative office in Hauppauge, Suffolk County New York, which helps service our municipal deposit customers, and are in the process of opening a branch office in Freehold, New Jersey. As of September 30, 2021, we had total assets of $1.48 billion, total loans of $1.25 billion, total deposits of $1.16 billion and total stockholders’ equity of $122.5 million.

The Bank was originally organized in 2009, with a focus on serving the South Asian community in Nassau County. After incurring financial and regulatory setbacks, the Bank was recapitalized in 2012 (the “2012 recapitalization”). Following the 2012 recapitalization, the Bank adopted a strategic plan focused on providing differentiated consumer and commercial banking services to clients in the western Long Island markets and New York City boroughs, particularly the Queens and Brooklyn markets. As a result, the Bank has grown its balance sheet significantly both through organic loan and deposit growth, as well as highly opportunistic acquisitions. The Bank’s management team has utilized their strong local community ties along with their experience with both federal and New York bank regulatory agencies to create a bank that we believe emphasizes strong credit quality, a solid balance sheet without the burden of the troubled legacy assets of other banks, and a robust capital base.

On May 26, 2021, the Company completed its previously announced acquisition of Savoy Bank (“Savoy”), a privately held commercial bank founded to provide banking services to small business owners in and around New York City. With the Savoy acquisition, we have expanded our commercial banking capabilities significantly, with a particular focus on small business clients and SBA lending.

In 2019, we acquired Chinatown Federal Savings Bank (“CFSB”) for a total purchase price of $13.6 million. We acquired total assets of $141.3 million, total loans of $93.6 million and total deposits of $110.0 million, as well as three branches in Manhattan and Brooklyn, NY (one of which, the Canal Street branch, was subsequently closed). The transaction helped us enhance and diversify our funding profile and further enhance our visibility in the New York City market where much of our lending activities have taken place.

Our one- to four-family residential mortgage segment has a particular niche focus on non-conforming loans, primarily secured by both owner-occupied and investment properties. The segment has proven particularly appealing to Asian American borrowers in the New York City boroughs. We offer a variety of deposit accounts to both businesses and consumers through our branch network, which we believe complements our niche lending efforts. Additionally, we have expanded our deposit products to include a full line of municipal banking accounts, which is allowing us to capture additional customers in our operating footprint.

Lending Activities

Our lending strategy is to maintain a broadly diversified loan portfolio based on the type of customer (i.e., businesses versus individuals), type of loan product (e.g., owner occupied commercial real estate, commercial loans, etc.), geographic location and industries in which our business customers are engaged (e.g., manufacturing, retail, hospitality, etc.). We principally focus our lending activities on loans that we originate to borrowers located in our market areas. We seek to be the premier provider of lending products and services in our market area, meeting the credit needs of high-quality business and individual borrowers in the communities that we serve. We offer personal and commercial business loans on a secured and unsecured basis, SBA and USDA guaranteed loans, revolving lines of credit, commercial mortgage loans, and one- to four-family non-qualified mortgages secured by primary and secondary residences that may be owner occupied or investment properties, home equity loans, bridge loans and other personal purpose loans.

Residential real estate. We originate mainly non-qualified, alternative documentation, single-family residential mortgage loans through broker referrals or our branch network to accommodate the needs of diverse communities in the New York City MSA. We offer multiple products, including our Residential Investor Program (RIP), which is designed specifically for two- to four-family units. Other one- to four-family credit products include home equity loans and first-time home buyer loans. We take a comprehensive approach to mortgage underwriting, resulting in an average loan-to-value of the portfolio at origination of 56% and an average FICO score of 716.

Our one- to four-family residential real estate portfolio is secured by real estate, the value of which may fluctuate significantly over a short period of time as a result of market conditions in the area in which the real estate is located. Adverse developments affecting real estate values in our market areas could therefore increase the credit risk associated with these loans, impair the value of properties pledged as collateral on loans, and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.

We originate non-qualified one- to four-family residential mortgage loans both to sell and hold for investment. Single-family residential mortgage loans held for sale are generally sold with the servicing rights released. We sell many of these non-qualified single-family residential mortgage loans to other financial institutions, including banks and non-banks. While our loan sales to date have been primarily to one financial institution, we expect to expand our network of purchasers that will acquire our one- to four-family loan products.

Commercial real estate. We offer real estate loans secured by owner occupied and non-owner occupied commercial properties, including 1-4 family properties and multi-family residential properties and construction and land development loans. Our management team has an extensive knowledge of the markets where we operate and our borrowers and focuses on what we believe to be high quality credits with acceptable loan-to-value ratios, income-producing properties with strong cash flow characteristics, and strong collateral profiles. Our loan-to-value policy limits are 75% for commercial real estate loans. The weighted average LTV was 60% for this portfolio, and the debt service coverage ratio was 1.54x.

Within the commercial real estate portfolio, multi-family loans are secured primarily by rent controlled/stabilized multi-family properties located in New York City. The real estate securing our existing non-owner occupied commercial real estate loans is primarily multi-family, mixed-use and commercial properties. Owner-occupied properties include a wide variety of property types, including offices, warehouses, retail centers, and hotels. Our owner-occupied lending efforts were significantly enhanced with the Savoy merger.

Our construction portfolio is small, representing only $15.4 million in total balances at September 30, 2021. Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development loans. Interest reserves are generally established on real estate construction loans. These loans are typically Prime-based and have maturities of fewer than 18 months. As of September 30, 2021, 100% of our real estate construction loan portfolio was secured by commercial properties.

Commercial and industrial. We provide a mix of variable and fixed rate commercial and industrial loans, which we refer to as C&I loans. The loans are typically made to small and medium-sized businesses for working capital needs, business expansions and for trade financing. We extend commercial business loans on an unsecured and secured basis for working capital, accounts receivable and inventory financing, machinery and equipment purchases, and other business purposes. Generally, lines of credit have maturities ranging from twelve to twenty- four months, and “term loans” have maturities ranging from five to ten years. C&I loans generally provide for floating interest rates, with interest only payments for lines of credit and monthly payments of both principal and interest for term loans. We expect C&I lending to be a key component of our growth going forward. Prior to the acquisition of Savoy, we had a very limited portfolio of commercial and industrial loans. Savoy brought significant expertise in this area. As of September 30, 2021, our commercial and industrial loans comprised $172.3 million, or 13.8%, of loans held for investment.

Small Business Administration Loans. Our Small Business Administration (“SBA”) loans are secured by commercial real estate or are C&I loans that are secured by business assets. Our participation in SBA lending, excluding activities related to the Paycheck Protection Program (“PPP”) were a direct result of the merger transaction with Savoy, including acquiring their SBA portfolio, employees and infrastructure. We offer mostly SBA 7(a) variable-rate and fixed-rate loans. We originate all loans to hold for investment and move loans to available for sale as management decides which loans to sell. We generally sell the 75% guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or to finance the purchase of real estate, equipment or business expansions. SBA loans secured by real estate have maturities of up to 25 years, with non-real estate secure loans having maturities of less than 10 years. In addition to real estate, collateral may include inventory, accounts receivable and equipment.

SBA loans are originated subject to personal guarantees and may include real estate belonging to guarantors as collateral. We monitor SBA loans by collateral type. From time to time, we will also originate SBA 504 loans, which are real estate backed commercial mortgages where we have the first mortgage and the SBA has the second mortgage on the property. We also, from time-to-time, originate loans guaranteed by the United States Department of Agriculture, which have characteristics that are similar to those of SBA 7(a) loans. We originate all such loans through our loan officers and through brokers.

As of September 30, 2021, our SBA and other government guaranteed loan portfolio (excluding loans related to the PPP) totaled $77.0 million, of which $13.8 million is guaranteed by the SBA and $63.2 million is unguaranteed (representing the non-guaranteed portion retained by the bank). Of the government guaranteed lending, $70.5 million is secured by real estate and $6.5 million is secured by business or personal assets. We monitor the SBA portfolio by type of real estate collateral. As of September 30, 2021, $41.1 million, or 53.4%, of SBA loans are secured by hotel/motels and $6.0 million, or 7.8%, by retailers, including restaurants. We further analyze the SBA portfolio by location. As of September 30, 2021, $33.8 million, or 43.8%, is located in New Jersey, $21.5 million, or 27.9%, is located in New York; $12.5 million, or 16.2%, is located in Pennsylvania; and the remaining $9.3 million, or 12.1%, is located in other states.

Deposits and Funding

Checking accounts consists of both retail and business demand deposit products. NOW accounts consist of both retail and business interest-bearing transaction accounts that have minimum balance requirements. Money market accounts consist of products that provide a market rate of interest to depositors. Our savings accounts consist of statement type accounts. Time deposits consist of certificates of deposit, including those held in IRA accounts, and brokered certificates of deposit.

We have also begun a municipal banking business, which we believe has the potential to produce a significant level of deposits and cost-effective rates. The business provides banking services to public municipalities, including counties, cities, towns, and school districts throughout the Long Island area. We believe this effort is differentiated in that the customers are long-term relationships of our team and are not transactional in nature. Furthermore, our focus is banking municipalities that are core to our branch footprint and where our brand resonates. This initiative is also consistent with our branch-lite and highly efficient approach to growing our balance sheet. The team and relationships we have allow us to compete throughout the Long Island market without the expense constraints of physical locations. As of September 30, 2021, we had $350.5 million in municipal deposits at an average rate of 0.23%.

Deposits serve as the primary source of funding for our interest-earning assets, but also generate non-interest revenue through insufficient funds fees, stop payment fees, safe deposit rental fees, foreign ATM fees and debit card interchange and other miscellaneous fees.

Employees and Human Capital Resources
As of September 30, 2021, we employed approximately 136 full-time employees. None of these employees are covered by a collective bargaining agreement. The Company provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical and dental plans, a 401(k) savings plan with a company match component and short-term and long-term disability coverage. Additional benefits offered include paid time off, life insurance and employee assistance. The Company's compensation package is designed to maintain market competitive total rewards programs for all employees in order to attract and retain superior talent.

Throughout the COVID-19 pandemic, the health and safety of our associates, clients, and the communities we serve has been our top priority. We continue to monitor both the local, national, and global impact and update guidelines and practices in accordance with recommendations by the Center for Disease Control and Prevention, local, state, and federal agencies. In response to the pandemic, we quickly implemented extensive safety measures to protect our associates, including heightened sanitary precautions, protective supplies, suspended non-essential business travel, directed associates to work remotely when possible and limited in-person meetings. We also implemented flexible scheduling and additional emergency paid leave options to support associates if they were impacted by the pandemic and unable to work.

Competition

The financial services industry is highly competitive. We compete for loans, deposits, and financial services in all of our principal markets. We compete directly with other bank and nonbank institutions located within our markets, internet-based banks, out-of-market banks and bank holding companies that advertise or otherwise serve our markets, money market funds and other mutual funds, brokerage houses, and various other financial institutions. Additionally, we compete with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies and commercial entities offering financial services products, including nonbank lenders and so-called financial technology companies. Competition involves, among other things, efforts to retain current customers and to obtain new loans and deposits, the scope and types of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking. We also face direct competition from subsidiaries of bank holding companies that have far greater assets and resources than ours.

Supervision and Regulation

Overview

The Bank is chartered under the laws of the state of New York. Its deposits are insured under the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits, but it is not a member of the Federal Reserve System. The lending, investment, deposit-taking, and other business authority of the Bank is governed primarily by state and federal law and regulations and the Bank is prohibited from engaging in any operations not authorized by such laws and regulations. The Bank is subject to extensive regulation, supervision and examination by, and the enforcement authority of, the New York Department of Financial Services (the “DFS”) and the FDIC, its primary federal regulator. The regulatory structure establishes a comprehensive framework of activities in which a non-member bank may engage and is primarily intended for the protection of depositors, customers and the DIF. The regulatory structure gives the regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Company is a bank holding company, due to its control of the Bank, and is therefore subject to the requirements of the Bank Holding Company Act of 1956, as amended, and regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Company files reports with and is subject to periodic examination by the FRB. Any change in the applicable laws and regulations could have a material adverse impact on the Company and the Bank and their operations and the Company’s shareholders.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”). While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for banks and their holding companies. In addition, the Economic Growth Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

Bank Regulation

Loans and Investments

State commercial banks and trust companies have authority to originate and purchase any type of loan, including commercial, commercial real estate, residential mortgages or consumer loans. Aggregate loans by a state commercial bank or trust company to any single borrower or group of related borrowers are generally limited to 15% of the Bank’s capital stock, surplus fund and undivided profits, plus an additional 10% if secured by specified readily marketable collateral.

Federal and state law and regulations limit the Bank’s investment authority. Generally, a state non-member bank is prohibited from investing in corporate equity securities for its own account other than the equity securities of companies through which the bank conducts its business. Under federal and state regulations, a New York state non-member bank may invest in investment securities for its own account up to specified limits depending upon the type of security. “Investment securities” are generally defined as marketable obligations that are investment grade and not predominantly speculative in nature.

Lending Standards and Guidance

The federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators’ Interagency Guidelines for Real Estate Lending Policies.

The FDIC, the Office of the Comptroller of the Currency (the “OCC”), and the FRB have also jointly issued the “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). The CRE Guidance, which addresses land development, construction, and certain multi-family loans, as well as commercial real estate loans, does not establish specific lending limits but rather reinforces and enhances these agencies’ existing regulations and guidelines for such lending and portfolio management. Specifically, the CRE Guidance provides that a bank has a concentration in CRE lending if (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Federal Deposit Insurance

The Bank is a member of the DIF, which is administered by the FDIC. The Bank’s deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the DIF, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what deposit insurance assessment rates will be in the future.

The FDIC may terminate the insurance of an institution’s deposits upon finding that the institution has engaged in unsafe and unsound practices, is in an unsafe and unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank knows of no practice, condition or violation that might lead to termination of its deposit insurance.

Capitalization

The Bank is subject to risk-based and leverage capital standards by which all banks are evaluated in terms of capital adequacy. Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” FDIC rules define these five capital categories. Under current FDIC regulations, a bank is deemed to be “well capitalized” if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 8% or greater, has a common equity tier 1 capital ratio of 6.5% or greater, has a leverage ratio of 5% or greater, and is not subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received an unsatisfactory safety and soundness examination rating. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. As of September 30, 2021, the Bank was a “well-capitalized” bank, as defined by its primary federal regulator.

Each of the bank regulatory agencies have issued rules that amend their capital guidelines for interest rate risk and require such agencies to consider in their evaluation of a bank’s capital adequacy, the exposure of a bank’s capital and economic value to changes in interest rates. These rules do not establish an explicit supervisory threshold. The agencies intend, at a subsequent date, to incorporate explicit minimum requirements for interest rate risk into their risk-based capital standards and have proposed a supervisory model to be used together with bank internal models to gather data and hopefully propose, at a later date, explicit minimum requirements.

The United States is a member of the Basel Committee on Banking Supervision (the “Basel Committee”) that provides a forum for regular international cooperation on banking supervisory matters. The Basel Committee develops guidelines and supervisory standards and is best known for its international standards on capital adequacy. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as “Basel III.” In July 2013, the US bank regulatory agencies published final rules to implement the Basel III capital framework and revise the framework for the risk-weighting of assets. The Basel III rules, among other things, narrow the definition of regulatory capital. As of January 1, 2019, Basel III requires bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Basel III also provides for a “countercyclical capital buffer,” an additional capital requirement that generally is to be imposed when national regulators determine that excess aggregate credit growth has become associated with a buildup of systemic risk, in order to absorb losses during periods of economic stress. Banking institutions that maintain insufficient capital to comply with the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a liquidity coverage ratio (“LCR”) designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a net stable funding ratio (“NSFR”) designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. The LCR rules do not apply to us due to our asset size. The federal regulatory agencies have not yet proposed rules to implement the NSFR.

The final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $3.0 billion or more, and top-tier savings and loan holding companies, referred to as banking organizations. As finally implemented, Basel III requires banking organizations to maintain: (a) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%; (b) a minimum ratio of tier 1 capital to risk- weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk- weighted assets of at least 8.0%; and (d) a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5%, effectively raising the foregoing capital requirements by 2.5%.

As a result of the capital conservation buffer rules, if the Bank fails to maintain the required minimum capital conservation buffer, the Bank may be unable to make capital distributions to us, which could negatively impact our ability to pay dividends, service debt obligations or repurchase common stock. In addition, such a failure could result in a restriction on our ability to pay certain cash bonuses to executive officers, negatively impacting our ability to retain key personnel. As of September 30, 2021, our current capital levels and those of the Bank meet the applicable minimum capital requirements, including the capital conservation buffer, as prescribed in the Basel III capital rules.

As a result of the Economic Growth Act, banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile, which is referred to as a Qualifying Community Bank. The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule establishes a community bank leverage ratio, or CBLR, equal to the tangible equity capital divided by the average total consolidated assets. Regulators have established the CBLR at 8.5% through calendar year 2021 and 9% thereafter. On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic, which temporarily reduced the CBLR to 8%.

A Qualifying Community Bank that meets the CBLR is considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

The Bank did not elect into the CBLR framework and, at September 30, 2021, the Bank’s capital exceeded all applicable requirements.

Safety and Soundness Standards

Each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to, among other things, internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and information security standards. In general, the guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired and require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. The FDIC also has issued guidance on risks banks may face from third-party relationships (e.g., relationships under which the third-party provides services to the bank). The guidance generally requires the Bank to perform adequate due diligence on the third-party, appropriately document the relationship, and perform adequate oversight and auditing, in order to the limit the risks to the Bank.

Prompt Corrective Regulatory Action

Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The final rule that increased regulatory capital standards also adjusted the prompt corrective action tiers as of January 1, 2015 to conform to the revised capital standards. As described above, the Bank has not elected to follow the CBLR so the generally applicable prompt corrective action requirements remain applicable to the Bank. Under prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a common equity tier 1 capital ratio of 6.5% or greater, a leverage ratio of 5% or greater, and not subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure.

Non-member banks that have insufficient capital are subject to certain mandatory and discretionary supervisory measures. For example, a bank that is “undercapitalized” (i.e., fails to comply with any regulatory capital requirement) is subject to growth, capital distribution (including dividend) and other limitations, and is required to submit a capital restoration plan; a holding company that controls such a bank is required to guarantee that the bank complies with the restoration plan. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” A “significantly undercapitalized” bank is subject to additional restrictions. Non-member banks deemed by the FRB or FDIC to be “critically undercapitalized” also may not make any payment of principal or interest on certain subordinated debt, extend credit for a highly leveraged transaction, or enter into any material transactions outside the ordinary course of business after 60 days of obtaining such status, and are subject to the appointment of a receiver or conservator within 270 days after obtaining such status.

Dividends

Under federal and state law and applicable regulations, a non-member bank may generally declare a dividend, without approval from the DFS, in an amount equal to its year-to-date net income plus the prior two years’ net income less dividends already paid. Dividends exceeding those amounts require application to and approval by the DFS. To pay a cash dividend, a non-member bank must also maintain an adequate capital conservation buffer under the capital rules discussed above.

Incentive Compensation Guidance

The FRB, OCC, FDIC, other federal banking agencies and DFS have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations, including non-member banks and bank holding companies, do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor, which for the Bank is the FDIC and the Company is the FRB, may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, provisions of the Basel III regime described above limit discretionary bonus payments to bank and bank holding company executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the banking regulators’ policies on incentive compensation are likely to continue evolving.

Transactions with Affiliates and Insiders

Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured depository institution and its affiliates, which includes the Company. The FRB has adopted Regulation W, which implements and interprets Sections 23A and 23B, in part by codifying prior FRB interpretations.

An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the FRB has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Section 23A limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus. There is an aggregate limit of 20% of the bank’s capital stock and surplus for such transactions with all affiliates. The term “covered transaction” includes, among other things, the making of a loan to an affiliate, a purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate and the acceptance of securities of an affiliate as collateral for a loan. All such transactions are required to be on terms and conditions that are consistent with safe and sound banking practices and no transaction may involve the acquisition of any “low quality asset” from an affiliate unless certain conditions are satisfied. Certain covered transactions, such as loans to or guarantees on behalf of an affiliate, must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending upon the type of collateral. In addition, Section 23B requires that any covered transaction (and specified other transactions) between a bank and an affiliate must be on terms and conditions that are substantially the same, or at least as favorable, to the bank, as those that would be provided to a non-affiliate.

A bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O. The aggregate amount of a bank’s loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to non-member banks. Aggregate loans by a bank to its insiders and insiders’ related interests may not exceed 15% of the bank’s unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, such as education loans and certain residential mortgages, a bank’s loans to its executive officers may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any loan to an insider or a related interest of an insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if the loan, when aggregated with any existing loans to that insider or the insider’s related interests, would exceed the higher of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not involve more than a normal risk of repayment. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

Enforcement

The DFS and the FDIC have extensive enforcement authority over non-member banks to correct unsafe or unsound practices and violations of law or regulation. Such authority includes the issuance of cease-and-desist orders, assessment of civil money penalties and removal of officers and directors. The FDIC may also appoint a conservator or receiver for a non-member bank under specified circumstances, such as where (i) the bank’s assets are less than its obligations to creditors, (ii) the bank is likely to be unable to pay its obligations or meet depositors’ demands in the normal course of business, or (iii) a substantial dissipation of bank assets or earnings has occurred due to a violation of law of regulation or unsafe or unsound practices. Separately, the Superintendent of the DFS also has the authority to appoint a receiver or liquidator of any state-chartered bank or trust company under specified circumstances, including where (i) the bank is conducting its business in an unauthorized or unsafe manner, (ii) the bank has suspended payment of its obligations, or (iii) the bank cannot with safety and expediency continue to do business.

Federal Reserve System

Under federal law and regulations, the Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including the Bank, which maintain transaction accounts or nonpersonal time deposits. In March 2020, due to a change in its approach to monetary policy due to the COVID-19 pandemic, the FRB implemented a final rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The FRB has indicated that it has no plans to re-impose reserve requirements but may do so in the future if conditions warrant.

Examinations and Assessments

The Bank is required to file periodic reports with and is subject to periodic examination by the DFS and FDIC. Federal and state regulations generally require periodic on-site examinations for all depository institutions. The Bank is required to pay an annual assessment to the DFS and FDIC to fund the agencies’ operations.

Community Reinvestment Act and Fair Lending Laws

Federal Regulation

Under the Community Reinvestment Act (“CRA”), as implemented by the FDIC, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC to assess the Bank’s record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent examination, the Bank was rated “Satisfactory” with respect to its CRA compliance.

New York State Regulation

The Bank is also subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community. Such obligations are substantially similar to those imposed by the CRA. The latest New York State CRA rating received by the Bank is “Satisfactory.”

USA PATRIOT Act and Money Laundering

The Bank is subject to the Bank Secrecy Act (“BSA”), which incorporates several laws, including the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) and related regulations. The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the BSA, Title III of the USA PATRIOT Act implemented measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other things, Title III of the USA PATRIOT Act and the related regulations require:

•	Establishment of anti-money laundering compliance programs that includes policies, procedures, and internal controls; the designation of a BSA officer; a training program; and independent testing;
•
Filing of certain reports to Financial Crimes Enforcement Network and law enforcement that are designated to assist in the detection and prevention of money laundering and terrorist financing activities;

•	Establishment of a program specifying procedures for obtaining and maintaining certain records from customers seeking to open new accounts, including verifying the identity of customers;
•	In certain circumstances, compliance with enhanced due diligence policies, procedures and controls designed to detect and report money-laundering, terrorist financing and other suspicious activity;
•	Monitoring account activity for suspicious transactions; and
•	A heightened level of review for certain high-risk customers or accounts.

The USA PATRIOT Act also includes prohibitions on correspondent accounts for foreign shell banks and requires compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

The bank regulatory agencies have increased the regulatory scrutiny of the BSA and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, for financial institutions engaging in a merger transaction, federal bank regulatory agencies must consider the effectiveness of the financial institution’s efforts to combat money laundering activities. The Bank has adopted policies and procedures to comply with these requirements.

Privacy Laws

The Bank is subject to a variety of federal and state privacy laws, which govern the collection, safeguarding, sharing and use of customer information, and require that financial institutions have in place policies regarding information privacy and security. For example, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and practices for sharing nonpublic information with third parties, provide advance notice of any changes to the policies and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties. It also requires banks to safeguard personal information of consumer customers. Some state laws also protect the privacy of information of state residents and require adequate security for such data, and certain state laws may, and newly issued federal regulations do, in some circumstances, require the Bank to notify affected individuals of security breaches of computer databases that contain their personal information. These laws and regulations may also require the Bank to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.

Consumer Finance Regulations

The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. In this regard, the CFPB has several rules that implement various provisions of the Dodd-Frank Act that were specifically identified as being enforced by the CFPB. While the Bank is subject to the CFPB regulations, because it has less than $10 billion in total consolidated assets, the FDIC and the DFS are responsible for examining and supervising the Bank’s compliance with these consumer financial laws and regulations. In addition, the Bank is subject to certain state laws and regulations designed to protect consumers.

The Coronavirus Aid, Relief and Economic Security Act

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the COVID-19 pandemic and stimulate the economy. The law had several provisions relevant to financial institutions, including:

•
Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes;

•	Temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%;
•
The establishment of the PPP, a specialized low-interest forgivable loan program funded by the U.S. Treasury Department and administered through the SBA’s 7(a) loan guaranty program to support businesses affected by the COVID-19 pandemic; and

•
The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, extended by federal mortgage-backing agencies to September 30, 2021. In addition, New York has placed a moratorium on evictions and foreclosures through January 15, 2022 for those experiencing a hardship related to COVID-19.

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, such as:

•	The Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•
The Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•
The Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, religion, sex and other prohibited factors in extending credit;
•	The Fair Credit Reporting Act, governing the use of credit reports on consumers and the provision of information to credit reporting agencies;
•	Unfair or Deceptive Acts or Practices laws and regulations;
•
The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank are further subject to the:

•	The Truth in Savings Act, which specifies disclosure requirements with respect to deposit accounts;
•
The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
The Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	The Check Clearing for the 21st Century Act, which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
•	State unclaimed property or escheatment laws; and
•	Cybersecurity regulations, including but not limited to those implemented by DFS.

Holding Company Regulations

General

The Company, as a bank holding company controlling the Bank, is subject to regulation and supervision by the FRB under the BHCA. The Company is periodically examined by and required to submit reports to the FRB and must comply with the FRB’s rules and regulations. Among other things, the FRB has authority to restrict activities by a bank holding company that are deemed to pose a serious risk to the subsidiary bank.

Permissible Activities

A bank holding company is generally prohibited from engaging in non-banking activities or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. The Company has not elected “financial holding company” status.

Capitalization

Bank holding companies are subject to consolidated regulatory capital requirements, which have historically been similar to, though less stringent than, those for the Bank. Federal legislation, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. As a result, consolidated regulatory capital requirements identical to those applicable to the subsidiary banks generally apply to bank holding companies. However, the FRB has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and subsequent legislation and the related issuance of regulations by the FRB have increased the threshold for the exception to $3.0 billion of consolidated assets. Consequently, bank holding companies such as the Company with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the FRB.

Source of Strength

Section 616 of the Dodd-Frank Act codified the FRB’s “source-of-strength” doctrine for bank subsidiaries of bank holding companies. The FRB has issued regulations requiring that all bank holding companies serve as a source of strength to their subsidiary depository institutions by providing financial, managerial and other support in times of an institution’s distress. Under this regulation, where a bank is experiencing severe financial distress, its parent bank holding company may be required to make financial contributions to the bank.

Dividends and Stock Repurchases

The FRB has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with FRB staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

The regulatory guidance also states that a bank holding company should consult with FRB supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

There is a separate requirement that a bank holding company give the FRB prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

These regulatory policies may affect our ability to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition of Control of the Company

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the FRB has prior written notice and has not issued a notice disapproving the proposed acquisition. In evaluating such notices, the FRB takes into consideration such factors as the financial resources, competence, experience and integrity of the acquirer, the future prospects the bank holding company involved and its subsidiary bank and the competitive effects of the acquisition. In January 2020, the Federal Reserve substantially revised its control regulations. Under the revised rule, control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the BHC. Where an investor holds less than 25%, the Federal Reserve provides the following four-tiered approach to determining control: (1) less than 5%; (2) 5%-9.99%; (3) 10%-14.99%; and (4) 15%-24.99%. In addition to the four tiers, the Federal Reserve takes into account substantive activities, including director service, business relationships, business terms, officer/employee interlocks, contractual powers, and proxy contests for directors. The Federal Reserve Board may require the company to enter into passivity and, if other companies are making similar investments, anti-association commitments.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” We qualify as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, we will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as the Company remains a “non-accelerated filer” and a “smaller reporting company,” respectively, under Commission regulations (generally less than $75 million and $250 million, respectively, of voting and non-voting equity held by non-affiliates or less than $100 million in annual revenue). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. We have elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by nonaffiliates).

Additional Information

The Company makes available, free of charge, through its internet website www.hanoverbank.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (the “SEC”). Materials filed with the SEC are available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document. You can request a copy of our Annual Report on Form 10-K free of charge by sending a written request to Hanover Bancorp, Inc., Attn: Corporate Secretary, 80 East Jericho Turnpike, Mineola, New York 11501. Please include your contact information with the request.

Item 1A. Risk Factors.

As a financial services organization, we are subject to a number of risks inherent in our transactions and present in the business decisions we make. Set forth below is a summary of those risks, and then a more detailed discussion of the primary risks and uncertainties that if realized could have a material and adverse effect on our business, financial condition, results of operations, cash flows, liquidity and the value of our securities. The risks and uncertainties described below are not the only risks we face.

Summary of Risk Factors

•	We are subject to risks associated with the COVID-19 pandemic, which could have an adverse effect on our business, financial condition and results of operations.
•
Our reliance on one- to four- family residential mortgage lending and certain niche loan products could expose us to credit risks that may be different than would apply to a more diversified or traditional loan portfolio.

•	Our business and operations are concentrated in the New York metropolitan area, and we are sensitive to adverse changes in the local economy.
•
We are subject to the various risks associated with our banking business and operations, including, among others, credit, market, liquidity, interest rate and compliance risks, which may have an adverse effect on our business, financial condition and results of operations if we are unable to manage such risks.

•
SBA lending is an increasingly important part our business, and changes to the SBA programs, or the rules governing such programs, and our ability to qualify as a Preferred SBA lender, may adversely affect our profitability.

•	Our liquidity and capital needs, particularly given our growth strategy, may suffer if not managed effectively or if capital is not available on terms acceptable to us.
•
Our ability to continue to grow will diminish if we are unable to continue to make commercially attractive acquisitions, or if we are unable to realize the benefits of prior or future acquisitions in a reasonable timeframe.

•	We operate in a highly competitive market and face increasing competition from traditional and new financial services providers.
•
We are dependent on key personnel and the unexpected loss of their services, or if we are unable to attract new personnel as we execute our growth strategy, will adversely impact our financial condition.

•
We operate in a highly regulated industry, and the current regulatory framework and any future legislative and regulatory changes, may have an adverse effect on our business, financial condition and results of operations.

•
We are subject to risks associated with our dependency on our information technology and telecommunications systems and third-party servicers including exposures to systems failures, interruptions or breaches of security.

•	We do not anticipate paying cash dividends in the near future.
•	Anti-takeover provisions in our charter and under New York law could limit certain shareholder actions.

ECONOMIC, MARKET AND INVESTMENT RISKS

The ongoing global COVID-19 outbreak could harm our business and results of operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. In our market area, stay-at-home orders, travel restrictions and closure of non-essential businesses — and similar orders imposed across the United States to restrict the spread of COVID-19 in 2020 — resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs. Although local jurisdictions have subsequently lifted stay-at-home orders and moved to phased opening of businesses, worker shortages, vaccine and testing requirements, new variants of COVID-19 and other health and safety recommendations have impacted the ability of businesses to return to pre-pandemic levels of activity and employment.

The COVID-19 pandemic has had a specific impact on our business, including: (1) causing some of our borrowers to be unable to meet existing payment obligations, particularly borrowers disproportionately affected by business shutdowns and travel restrictions; (2) legal and regulatory requirements that require us to provide payment deferrals to certain customers adversely affected by the pandemic and which limit our ability to foreclose on certain property securing certain of our loans, (3) requiring us to increase our allowance for loan losses; and (4) affecting consumer and business spending, borrowing and savings habits. The ultimate risk posed by the COVID-19 pandemic remains highly uncertain; however, COVID-19 poses a material risk to our business, financial condition and results of operations. Other factors likely to have an adverse effect on our results of operations include:

•	risks to the capital markets due to the volatility in financial markets that may impact the performance of our investment securities portfolio;
•	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•
declines in demand for loans and other banking services and products, as well as increases in our non-performing loans, owing to the effects of COVID-19 in the markets served by the Bank and on the business of borrowers of the Bank;

•	declines in demand resulting from adverse impacts of the virus on businesses deemed to be “non-essential” by governments in the markets served by the Bank;
•	reduced fees as we waive certain fees for our customers impacted by the COVID-19 pandemic; and
•	higher operating costs, increased cybersecurity risks and potential loss of productivity while we work remotely.

Lastly, our commercial real estate and multi-family loans are dependent on the profitable operation and management of the properties securing such loans. The longer the pandemic persists, the stronger the likelihood that COVID-19 could have a significant adverse impact by reducing the revenue and cash flows of our borrowers, impacting the borrowers’ ability to repay their loans, increasing the risk of delinquencies and defaults, and reducing the collateral value underlying the loans.

The extent to which the COVID-19 pandemic will ultimately affect our financial condition and results of operations is unknown and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the ability of pharmaceutical companies and governments to continue to manufacture and distribute those vaccines, changes to interest rates, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. Any one or a combination of these factors could negatively impact our business, financial condition and results of operations and prospects.

Customary means to collect non-performing assets may be prohibited or impractical during the COVID-19 pandemic, and there is a risk that collateral securing a non-performing asset may deteriorate if we choose not to, or are unable to, foreclose on collateral in a timely manner.

Federal and state banking agencies and government entities, including New York State, have adopted regulations or put in place executive orders that restrict or limit our ability to take certain actions with respect to delinquent borrowers that we would otherwise have taken in the ordinary course of business, such as customary collection and foreclosure activities. Specifically, New York State has placed a “moratorium” on evictions and foreclosures and the moratorium has recently been extended through January 15, 2022 for people experiencing a hardship related to COVID-19. If the moratorium is extended further, or if the backlog of foreclosure cases are not processed efficiently, there is an increased risk that the collateral value may deteriorate if we choose not to, or are unable to, foreclose on the collateral on a timely basis.

A substantial portion of our business is in the New York metro area, therefore, our business is particularly vulnerable to an economic downturn in our primary market area.

We primarily serve businesses, municipalities and individuals located in the New York metro area. As a result, we are exposed to risks associated with lack of geographic diversification. The occurrence of an economic downturn in the New York metro area, or adverse changes in laws or regulations in New York due to the adverse effects of the COVID-19 pandemic or otherwise, could impact the credit quality of our assets, the businesses of our customers and the ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of September 30, 2021, 82% of our real estate loan portfolio was secured by real estate located in the five boroughs of New York City and Nassau County, New York. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio and have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, financial condition and results of operations.

We also obtain a significant volume of deposits from municipal customers, primarily in Nassau and Suffolk Counties in New York. Approximately 30.1% of our deposits are from municipal customers, although no single municipal customer represents a concentration risk. A prolonged economic downturn which adversely effects tax revenues or other governmental funding sources could have an adverse impact on our ability to gather cost efficient deposits, and fund our loans and other investments, thereby adversely affecting our results of operations.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.
At September 30, 2021, approximately $1.06 billion, or 85%, of our total loan portfolio was secured by real estate, almost all of which is located in our primary lending market. Future declines in the real estate values in the New York metro area and Nassau County and surrounding markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned (“OREO”) and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have an adverse effect on our business, financial condition or results of operations.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. Although we held no OREO properties at September 30, 2021, it is possible that in future periods we may take title to OREO properties in the event of defaults on outstanding loans. The amount that we, as a mortgagee, may realize after a default depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or writedowns in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. A number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default. Additionally, federal regulators have prosecuted a number of mortgage servicing companies for alleged consumer law violations. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such could have an adverse effect on our business, financial condition and results of operations.

Other aspects of our business may be adversely affected by unfavorable economic, market, and political conditions.
An economic recession or a downturn in various markets could have one or more of the following adverse effects on our business:

•	a decrease in the demand for our loans and other products we offer;
•	a decrease in our deposit balances due to overall reductions in the number or value of client accounts;
•	a decrease in the value of collateral securing our loans;
•	an increase in the level of nonperforming and classified loans;
•	an increase in provisions for credit losses and loan charge-offs;
•	a decrease in net interest income derived from our lending and deposit gathering activities;
•	a decrease in our ability to access the capital markets; and
•	an increase in our operating expenses associated with attending to the effects of certain circumstances listed above.

Various market conditions also affect our operating results. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit, which impacts the rates and terms at which we offer loans. Stock market downturns often reflect broader economic deterioration and/or a downward trend in business earnings which may adversely affect businesses’ ability to raise capital and/or service their debts. Political and electoral changes, developments, conflicts and conditions (such as fiscal policy changes proposed) have in the past introduced, and may in the future introduce, additional uncertainty that could also affect our operating results negatively.

LENDING ACTIVITIES RISKS

Small Business Administration lending is an increasingly important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the U.S. federal government.  The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress or funding for the SBA program may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially and adversely affect our business, results of operations and financial condition.

The SBA’s 7(a) Loan Program is the SBA’s primary program for helping start-up and existing small businesses, with financing guaranteed for a variety of general business purposes. Typically, we sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales result in premium income for us at the time of sale and create a stream of future servicing income, as we retain the servicing rights to these loans.  For the reasons described above, we may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans or the premiums may decline due to economic and competitive factors. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. Generally, we do not maintain reserves or loss allowances for such potential claims and any such claims could materially and adversely affect our business, financial condition or results of operations.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably.

We are not an SBA Preferred Lender, and this may adversely affect our ability to compete for and originate SBA loans.

Although Savoy was an SBA Preferred Lender, we are not currently an SBA Preferred Lender. SBA Preferred Lenders are able to bind the SBA to guarantee a loan without submitting the loan to the SBA for approval, thereby allowing us to approve and originate new loans faster and more efficiently. Although we intend to apply to become an SBA Preferred Lender, we can provide you no assurance that we will be approved as an SBA Preferred Lender. If we are not approved as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders and may have greater difficulty attracting new customers seeking SBA loans, and as a result we could experience a material adverse effect to our financial results.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We have historically originated, primarily through Savoy, a significant number of SBA loans, and sell a significant portion of the guaranteed portions of these loans on the secondary market. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of September 30, 2021, we held $77.0 million of SBA loans on our balance sheet, $63.2 million of which consisted of the non-guaranteed portion of SBA loans and $13.8 million consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations would be adversely impacted.

When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loans and the manner in which they were originated. Under these agreements, we may be required to repurchase the guaranteed portion of the SBA loan if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolio, our liquidity, results of operations and financial condition could be adversely affected.

The recognition of gains on the sale of loans and servicing asset valuations reflect certain assumptions.

We expect that gains on the sale of U.S. government guaranteed loans will comprise a meaningful component of our revenue. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of the retained unguaranteed portion of the loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent third party, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

Imposition of limits by bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the Office of the Comptroller of the Currency, (the “OCC”), the FDIC, and the FRB, or collectively, the Agencies, issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance. Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our commercial real estate loan balance has increased 207% during fiscal year 2021 and commercial real estate loans represent 263% of our risk-based capital at September 30, 2021, an increase from 119% at September 30, 2020.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending, or the 2015 Statement. In the 2015 Statement, the Agencies, among other things, indicated the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, our primary federal regulator, were to impose restrictions on the amount of such loans we can hold in our portfolio or require us to implement additional compliance measures, for reasons noted above or otherwise, our earnings could be adversely affected as would our earnings per share.

The residential mortgage loans that we originate consist primarily of non-conforming residential mortgage loans which may be considered less liquid and more risky.

The residential mortgage loans that we originate consist primarily of non-conforming residential mortgage loans, which are typically considered to have a higher degree of risk and are less liquid than conforming residential mortgage loans. We attempt to address this enhanced risk through our underwriting process, by requiring three months principal, interest, taxes and insurance reserves These loans also present pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other financial institutions may change from time to time, which could result in a lower volume of corresponding loan originations. In addition, when we sell the non-conforming residential mortgage loans, we are required to make certain representations and warranties to the purchaser regarding such loans. Under those agreements, we may be required to repurchase the non-conforming residential mortgage loans if we have breached any of these representations or warranties, in which case we may record a loss. Additionally, if repurchase and indemnity demands increase on loans that we sell from our portfolio, our liquidity, results of operations and financial condition could be adversely affected.

Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most banks, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.

When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. An increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. Conversely, a decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume and our overall results of operations. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

A continuation of the historically low interest rate environment and the possibility that we may access higher-cost funds to support our loan growth and operations may adversely affect our net interest income and profitability.

In recent years the FRB’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Our ability to reduce our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease, and our interest expense may increase if we need to access higher cost non-core funding sources or increase deposit rates to fund our operations. A continuation of a low interest rate environment or an increase in our cost of funds may adversely affect our net interest margin and net interest income, which would have an adverse effect on our profitability.

CREDIT RISKS

We may not be able to measure and limit our credit risk adequately, which could lead to unexpected losses.

The primary component of our business involves making loans to our clients. The business of lending is inherently risky, including risks that the principal or interest on any loan will not be repaid in a timely manner or at all or that the value of any collateral supporting the loan will be insufficient to cover losses in the event of a default. These risks may be affected by the strength of the borrower’s business and industry, and local, regional and national market and economic conditions. Many of our loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Our risk management practices, such as managing the concentration of our loans within specific industries, loan types and geographic areas, and our credit approval practices may not adequately reduce credit risk. Further, our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of the loan portfolio. A failure to effectively measure and manage the credit risk associated with our loan portfolio could lead to unexpected losses and have an adverse effect on our business, financial condition and results of operations.

Our emphasis on one- to four- family residential mortgage loans involves risks that could adversely affect our financial condition and results of operations.

Our loan portfolio includes a significant concentration of one- to four- family residential mortgage loans. As of September 30, 2021, we had $444.0 million in one- to four- family residential mortgage loans, representing 36% of our total loan portfolio. Approximately 92% of these loans are secured by properties in the five boroughs of New York City and Nassau County, New York and 58% of these loans are rental properties and are not owner-occupied. These loans expose us to significant credit risks that may be different from those related to loans secured by owner-occupied properties or commercial loans. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio and have an adverse impact on our revenues and financial condition. In addition, economic downturns in New York City could affect levels of employment in the New York metro area, which may affect the demand for rental housing. Any increase in rental vacancies, or reductions in rental rates, could adversely impact our borrowers and their ability to repay their loans. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, financial condition and results of operations.

Our niche lending products may expose us to greater risk than traditional lending products.
A significant portion of our lending activity is related to certain niche lending products, such as loans secured by investor owned, non-owner occupied one- to four- family properties and loans without third-party income verifications, which are considered non-qualified mortgage loans and which may expose us to greater risk of credit loss than that associated with more traditional lending products. Non-qualified mortgage loans are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. For the years ended September 30, 2021 and 2020, we originated $106.4 million and $96.0 million in non-qualified mortgage loans, respectively, During the years ended September 30, 2021 and 2020, we sold into the secondary market $32.1 million and $39.0 million, respectively of our non-qualified mortgages. We also have a concentration in the secondary market for our non-qualified mortgage loans, as a substantial portion of our non-qualified mortgage loans have been sold to one purchaser.  If we lose this purchaser, or any other purchaser of our loans, our resale market may decline and we may not be able to sell our non-conforming residential mortgage loans at our current volume, which will significantly decrease our non-interest income as well as limit the number of non-conforming residential mortgage loans we can originate without excess interest rate risk Although we have developed underwriting standards and procedures designed to reduce the risk of loss, we can provide no assurance that these standards and procedures will be effective in reducing losses. Should we incur credit losses, it could adversely affect our results of operations.

The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small- to medium-sized businesses and real estate owners. These small- to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small- to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause us to incur substantial credit losses that could negatively affect our financial condition and results of operations.

Our allowance for loan losses may not be adequate to cover actual losses.

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of September 30, 2021, our allowance for loan losses totaled $8.6 million, which represents approximately 0.77% of our total loans held for investment, excluding PPP loans. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels, adequacy of collateral and historical peer charge-off data. The determination of the appropriate level of our allowance for loan losses is inherently highly subjective and requires management to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes.

Effective October 1, 2023, we will be required to adopt the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, commonly referred to as “CECL.” CECL changes the allowance for loan losses methodology from an incurred loss concept to an expected loss concept, which is more dependent on future economic forecasts, assumptions and models than previous accounting standards and could result in increases in, and add volatility to, our allowance for loan losses and future provisions for loan losses. These forecasts, assumptions, and models are inherently uncertain and are based upon management’s reasonable judgment in light of information currently available. Our allowance for loan losses may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results.

Our federal and state regulators, as an integral part of their examination process, review our methodology for calculating, and the adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to our allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. While we believe our allowance for loan losses is appropriate for the risk identified in our loan portfolio, we cannot provide assurance that we will not further increase the allowance for loan losses, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. We also cannot be certain that actual results will be consistent with forecasts and assumptions used in our modeling. Any of these occurrences could materially and adversely affect our financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At September 30, 2021, our non-performing assets, which consist of non-performing loans and OREO (of which we had none at September 30, 2021), were $9.5 million, or 0.64% of total assets. Our non-performing assets adversely affect our net income in various ways:

•	we record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for OREO;
•	we must provide for probable loan losses through a current period charge to the provision for loan losses;
•	non-interest expense increases when we write down the value of properties in our OREO portfolio to reflect changing market values;
•	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and
•	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase, which could have a material adverse effect on our financial condition and results of operations.

As a participating lender in the SBA’s Paycheck Protection Program, or PPP, we are subject to added risks, including credit, fraud, compliance and litigation risks.

With the adoption of the PPP program, we began processing loan applications under the PPP as an eligible lender with the benefit of a government guarantee of loans to small business clients, many of whom may face difficulties even after being granted such a loan. PPP loans have contributed to our loan growth during 2020 and the first quarter of 2021, and more materially to the loan growth of Savoy prior to our acquisition of Savoy.

As a participant in the PPP, we face increased risks, particularly in terms of credit, fraud, compliance and litigation risks. The PPP opened to borrower applications shortly after the enactment of its authorizing legislation, and, as a result, there is some ambiguity in the laws, rules and guidance regarding the program’s operation. Subsequent rounds of legislation and associated agency guidance have not clarified such ambiguities, and in certain instances have potentially created additional inconsistencies. Accordingly, we are exposed to risks relating to compliance with PPP requirements, including the risk of becoming the subject of governmental investigations, enforcement actions, private litigation and negative publicity.

We have additional credit risk with respect to PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guarantee or, if it has already paid under the guarantee, seek recovery of any loss related to the deficiency from the Bank.

Also, PPP loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If PPP borrowers fail to qualify for loan forgiveness, we face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time.

Furthermore, since the launch of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be exposed to the risk of litigation, from both customers and non-customers that approached us regarding PPP loans, relating to these or other matters. Also, many financial institutions throughout the country have been named in putative class actions regarding the alleged non-payment of fees that may be due to certain agents who facilitated PPP loan applications. The costs and effects of litigation related to PPP participation could have an adverse effect on our business, financial condition and results of operations.

We are dependent on the use of data and modeling in our management’s decision-making, and faulty data or modeling approaches could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.

The use of statistical and quantitative models, and other quantitative and qualitative analyses, is necessary for bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations.

Liquidity stress testing, interest rate sensitivity analysis, the identification of possible violations of anti-money laundering regulations and the estimation of credit losses are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, stress testing and the Comprehensive Capital Analysis and Review submissions, we anticipate that model-derived testing may become more extensively implemented by regulators in the future.

We anticipate data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, adverse regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.

LIQUIDITY RISKS

If we do not manage our liquidity effectively, our business could suffer.

Liquidity is essential for the operation of our business. Market conditions, unforeseen outflows of funds or other events could have a negative effect on our level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund new business transactions at a reasonable cost and in a timely manner. If our access to stable and low-cost sources of funding, such as client deposits, is reduced, we may need to use alternative funding, which could be more expensive or of limited availability. Further evolution in the regulatory requirements relating to liquidity and risk management also may impact us negatively. For more information on these regulations and other regulatory changes, see the section entitled “Supervision and Regulation.” Any substantial, unexpected or prolonged changes in the level or cost of liquidity could affect our business adversely.

Our growth strategy may require us to raise additional capital in the future to fund such growth, and the unavailability of additional capital on terms acceptable to us could adversely affect us or our growth.

After giving effect to this offering, we believe that we will have sufficient capital to meet our capital needs for our immediate growth plans. However, we will continue to need capital to support our longer-term growth plans. Our ability to access the capital markets, if needed, will depend on a number of factors, including the state of the financial markets. If capital is not available on favorable terms when we need it, we will have to either issue common stock or other securities on less than desirable terms or curtail our growth until market conditions become more favorable. Any diminished ability to raise additional capital, if needed, could subject us to liability, restrict our ability to grow, require us to take actions that would affect our earnings negatively or otherwise affect our business and our ability to implement our business plan, capital plan and strategic goals adversely. Such events could have a material adverse effect on our business, financial condition and results of operations.

STRATEGIC RISKS

If we do not effectively execute our strategic plans, we will not achieve our growth objectives and our business and results of operations may be negatively affected.

Our growth depends upon successful, consistent execution of our business strategies. A failure to execute these strategies may impact growth negatively. A failure to grow, whether organically or through strategic acquisitions, may have an adverse effect on our business. The challenges arising from generating organic or strategic growth may include preserving valuable relationships with employees, clients and other business partners and delivering enhanced products and services. Execution of our business strategies also may require certain regulatory approvals or consents, which may include approvals of the FRB, the FDIC, the DFS and other domestic regulatory authorities. These regulatory authorities may impose conditions on the activities or transactions contemplated by our business strategies, which may negatively impact our ability to realize fully the expected benefits of certain opportunities.

Any failure by us to manage acquisitions and other significant transactions successfully may have a material adverse effect on our results of operations, financial condition, and cash flows.

Our ability to grow revenues, earnings and cash flows at or above our historical rates depends in part upon our ability to identify, appropriately price, successfully acquire, and integrate businesses to realize anticipated synergies by integrating cultures, accounting, data processing and internal control systems. Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, and the need to satisfy applicable closing conditions, including any conditions to receiving the required regulatory approvals. To the extent we enter into transactions to acquire complementary businesses and/or technologies, we may not achieve the expected benefits of such transactions, which could result in increased costs, lowered revenues, ineffective deployment of capital, regulatory concerns, exit costs or diminished competitive position or reputation. These risks may be increased if the acquired company operates in a geographic location where we do not already have significant business operations. Integration and other risks can be more pronounced for larger and more complicated transactions, transactions outside of our core business space, or if multiple transactions are pursued simultaneously. The failure to successfully integrate acquired entities and businesses or failure to produce results consistent with the financial model used in the analysis of our acquisitions, investments, joint ventures or strategic alliances may cause us to incur asset write-offs, restructuring costs or other unanticipated expenses which may have a material adverse effect on our results of operations, financial position, and cash flows. If we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend additional resources to grow our business organically.

We have grown and may continue to grow through acquisitions.

Over the last several years, we have grown rapidly through both organic growth and acquisitions. On August 9, 2019, we consummated the acquisition of CFSB. On May 26, 2021, we consummated the acquisition of Savoy. These two acquisitions added $780.8 million in total assets, $452.6 million in deposits and $676.3 in loans, as well as four branch offices in New York City. As part of our growth strategy, we intend to pursue prudent and commercially attractive acquisitions that will position us to capitalize on market opportunities. To be successful as a larger institution, we must successfully integrate the operations and retain the customers of acquired institutions, attract and retain the management required to successfully manage larger operations, and control costs.

Future results of operations will depend in large part on our ability to successfully integrate the operations of the acquired institutions and retain the customers of those institutions. If we are unable to successfully manage the integration of the separate cultures, customer bases and operating systems of the acquired institutions, and any other institutions that may be acquired in the future, our results of operations may be adversely affected.

In addition, to successfully manage substantial growth, we may need to increase non-interest expenses through additional personnel, leasehold and data processing costs, among others. In order to successfully manage growth, we may need to adopt and effectively implement policies, procedures and controls to maintain credit quality, control costs and oversee our operations. No assurance can be given that we will be successful in this strategy.

We may be challenged to successfully manage our business as a result of the strain on management and operations that may result from growth. The ability to manage growth will depend on our ability to continue to attract, hire and retain skilled employees. Success will also depend on the ability of our officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage employees.

Finally, substantial growth may stress regulatory capital levels, and may require us to raise additional capital in the future. No assurance can be given that we will be able to raise any required capital, or that we will be able to raise capital on terms that are beneficial to stockholders.

Attractive acquisition opportunities may not be available to us in the future.

We expect that other banking and financial service companies, many of which have significantly greater resources than we do and have a deep and liquid trading market, will compete with us in acquiring other financial institutions, if we pursue such acquisitions in the future. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators will consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and stockholders’ earnings per share.

Our acquisition of businesses could negatively impact our financial condition.

As an important part of our business strategy, we acquire businesses, some of which may be material. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details. These acquisitions involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our business and our financial condition:

•
any business, technology, service or product that we acquire could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable, or we could fail to make such business profitable;

•
we may incur or assume significant debt in connection with our acquisitions which could cause a deterioration of our credit rating, result in increased borrowing costs and interest expense and diminish our future access to the capital markets;

•	acquisitions could cause our results of operations to differ from our own or the investment community’s expectations in any given period, or over the long-term;
•
pre-closing and post-closing acquisition-related earnings charges could adversely impact our results of operations in any given period, and the impact may be substantially different from period to period;

•
acquisitions could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address, or for which we may incur additional costs;

•	we could experience difficulty in integrating personnel, operations, financial and other systems, and in retaining key employees and customers;
•	we may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition;
•
we may assume by acquisition unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s activities. The realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial condition or cause us to fail to meet our public financial reporting obligations; and

•
as a result of our acquisitions, we have recorded significant goodwill and intangible assets on our balance sheets. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets, which could materially impact our financial statements.

ACQUISITION RISKS

We may not fully realize the anticipated benefits of the acquisition of Savoy or realize such benefits within the timing anticipated.

On May 26, 2021, we acquired Savoy because we believe the acquisition will diversify our commercial lending and provide us with a new product line, Small Business Administration (“SBA”) lending, while being accretive to our earnings. However, we may not be able to achieve the anticipated longterm strategic benefits of the acquisition within the timing anticipated or at all. For example, the benefits from the acquisition will be partially offset by the significant costs incurred in completing the transaction. In addition, if we fail to attain Preferred Lender status with the SBA, it may negatively impact our ability to grow the SBA lending business. Any delays and challenges that may be encountered in the post-acquisition process of consolidation could have an adverse effect on our business and results of operations and may affect the value of our common stock.

We may have operational challenges in managing Savoy’s business and staff following the acquisition.

Acquisitions inherently have risks including misjudging key elements of an acquisition or failing to integrate it in an efficient and timely manner that could disrupt operations. We may face further operational challenges in managing Savoy’s business following the acquisition, which could have an adverse effect on our business and results of our operations, and may affect the value our common stock.

We may have failed to discover undisclosed liabilities of Savoy.

Our investigations and due diligence review of Savoy may have failed to discover undisclosed liabilities of Savoy. Such undisclosed liabilities may affect the results of operations of Savoy, and as a result, could have an adverse effect on our business and results of operations and may adversely affect the value of our common stock.

COMPETITION RISKS

Competition in originating loans and attracting deposits may adversely affect our profitability.

We operate in a highly competitive banking market and face substantial competition in originating loans. This competition currently comes principally from other banks, savings institutions, mortgage banking companies, credit unions and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

In attracting deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations, which may increase our cost of funds or negatively impact our liquidity.

We also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, insurance companies and governmental organizations, which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our earnings and financial condition.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Our inability to compete successfully in the markets in which we operate could have an adverse effect on our business, financial condition or results of operations.

We need to invest in innovation, and the inability or failure to do so may affect our business and earnings negatively.

Our success in the competitive environment in which we operate requires consistent investment of capital and human resources in innovation, particularly in light of the current “FinTech” environment, in which financial institutions are investing significantly in new technologies, such as artificial intelligence, machine learning, blockchain and other distributed ledger technologies, and developing potentially industry-changing new products, services and industry standards in order to attract clients. Our investment is directed at meeting the needs of our clients, adapting existing products and services to the evolving standards and demands of the marketplace, and maintaining the security of our systems and building a platform for future innovation and competitive advantage that is scalable. Among other things, investing in innovation helps keep us relevant and client-focused while maintaining acceptable margins. Our investment also focuses on enhancing the delivery of our products and services, such as our recent implementation of digital payment channels, such as mobile wallets, contactless debit cards and Zelle. Falling significantly behind our competition in this area could adversely affect our business opportunities, growth and earnings. There are substantial risks and uncertainties associated with innovation efforts, including an increased risk that new and emerging technologies may expose us to increased cybersecurity and other information technology vulnerability and threats. Expected timetables for the introduction and development of new products or services may not be achieved, and price and profitability targets may not be met. Further, our revenues and costs may fluctuate because new products and services generally require start-up costs while corresponding revenues take time to develop or may not develop at all.

KEY PERSONNEL RISKS

We rely heavily on our executive management team and other key personnel for our successful operation, and we could be adversely affected by the unexpected loss of their services.

Our success depends in large part on the performance of our key personnel at the Bank that have substantial experience and tenure with the Bank and in the markets that we serve. Our continued success and growth depend in large part on the efforts of these key personnel, the support of our Directors, and ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees to complement and succeed to our core senior management team.

If we are not able to attract, retain and motivate other key personnel, our business could be negatively affected.

Our future success depends in large part on our ability to retain and motivate our existing employees and attract new employees. Competition for the best employees can be intense, and there can be no assurance that we will be successful in our efforts to recruit and retain key personnel. Factors that affect our ability to attract and retain talented and diverse employees include compensation and benefits programs, profitability, opportunities for advancement, flexible working conditions, availability of qualified persons and our reputation. Our ability to attract and retain key executives and other employees may be hindered as a result of existing and potential regulations applicable to incentive compensation and other aspects of our compensation programs. These regulations may not apply to some of our competitors and to other institutions with which we compete for talent. The unexpected loss of services of key personnel, both in business line and corporate functions, could have a material adverse impact on our net income and financial condition because of the loss of their knowledge of our markets, operations and clients, their years of industry experience, and their technical skills. Similarly, the loss of key employees, either individually or as a group, could adversely affect our clients’ perception of our abilities and, accordingly, our reputation.

REGULATORY AND COMPLIANCE RISKS

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us and our future growth.

Banks are highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements from government agencies such as the FRB, the FDIC and the DFS, which govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect our clients, depositors, the DIF, and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to the Company and the Company can pay to its shareholders, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than required under generally accepted accounting principles (“GAAP”). Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional operating costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our common stock. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.

Federal and State banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could adversely affect us.

As part of the bank regulatory process, the FDIC, the New York State Department of Financial Services, and the FRB periodically conduct examinations of our businesses, including compliance with laws and regulations. If, as a result of an examination, one of these banking agencies were to determine that the financial condition, capital adequacy, asset quality, earnings prospects, management capability, liquidity, asset sensitivity to market risks, asset management, risk management or other aspects of any of our operations have become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against the Company, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance and terminate the Bank’s charter to operate. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

Economic conditions that contributed to the financial crisis in 2008, particularly in the financial markets, resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. There can be no guarantee that regulators or other third parties will not seek to impose such additional requirements on financial institutions, such as extending additional regulations to small banks with less than $10 billion in assets. Compliance with these regulations has and may continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Federal and state regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

Increases in FDIC insurance premiums could adversely affect our earnings and results of operations.
The deposits of our bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments as determined according to the calculation described in “Supervision and Regulation-Deposit Insurance.” In order to maintain a strong funding position and restore the reserve ratios of the DIF following the financial crisis, the FDIC increased deposit insurance assessment rates and charged special assessments to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in tax laws and regulations, or changes in the interpretation of existing tax laws and regulations, may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We operate in an environment that imposes income taxes on our operations at both the federal and state levels to varying degrees and we try to minimize the impact of these taxes. Any change in tax laws or regulations, or new interpretation of an existing law or regulation, could significantly alter the tax impact on our financial results.

The net deferred tax asset reported on our balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions and deferred compensation deductions. The net deferred tax asset is measured by applying currently enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of September 30, 2021, our net deferred tax asset was $3.6 million.

Tax rates may go up, which could negatively impact our net income and cash flow.

Certain provisions in the JOBS Act changing tax laws also included a number of provisions that have an impact on borrowers and the market for single- family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

The changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in the loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in the provision for loan losses, which would reduce profitability and could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with stringent capital requirements could result in regulatory criticism, requirements and restrictions.

The Bank is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which it must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. The FRB, the FDIC, and the OCC adopted final rules for the Basel III capital framework which became effective on January 1, 2015. These rules substantially amended the regulatory risk-based capital rules formerly applicable to the Bank. The rules have been phased in over time beginning in 2015 and became fully phased-in in 2019. The rules provide for minimum capital ratios of (i) common equity Tier 1 risk-weighted capital ratio of 4.5%, (ii) Tier 1 risk-based capital ratio of 6%, and (iii) total risk-based capital ratio of 8%. As fully phased in, the rules also require a capital conservation buffer of 2.5% on top of the foregoing minimum capital ratios, resulting in an effective requirement for minimum capital ratios of (a) common equity Tier 1 risk-weighted capital ratio of 7%, (b) Tier 1 risk-based capital ratio of 8.5%, and (c) total risk-based capital ratio of 10.5%. The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect client and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial condition. These limitations establish a maximum percentage of eligible retained income that could be utilized for these actions.

Financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury (the “Treasury Department”), to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control (“OFAC”).

In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our anti-money laundering program. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the inability to obtain regulatory approvals to proceed with certain aspects of our business plans, including acquisitions and de novo branching.

We are subject to numerous laws and regulations of certain regulatory agencies, such as the Consumer Financial Protection Bureau, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA directs all insured depository institutions to help meet the credit needs of the local communities in which they are located, including low- and moderate-income neighborhoods. Each institution is examined periodically by its primary federal regulator, which assesses the institution’s performance. The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau (the “CFPB”), the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers.

Adverse supervisory findings regarding an institution’s performance under the CRA, fair lending or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have an adverse effect on our business, financial condition and results of operations.

The FRB may require us to commit capital resources to support the Bank, and we may not have sufficient access to such capital resources.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine and FRB regulations implementing it, the FRB may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to attempt to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations. Moreover, it is possible that we will be unable to borrow funds when we need to do so.

The discontinuance of LIBOR could cause or contribute to market volatility and could affect the market value and/or liquidity of our investments.

The relevant regulatory announcements about the phase out of the London Inter-bank Offering Rate (“LIBOR”), the possibility of changes being made to the basis on which LIBOR is calculated and published (or its ceasing to be published), uncertainty as to whether or how any alternative reference rate may replace LIBOR, the ability of our third-party service providers and/or counterparties to support and process the Bank’s assets based on an alternative reference rate, and any other actions taken by the ICE Benchmark Administration, the Financial Conduct Authority or any other entity with respect to LIBOR or its replacement (if any), could cause or contribute to market volatility and could negatively affect the market value, availability and/or liquidity of the securities held in client portfolios. The unavailability or replacement of LIBOR may affect the valuation of certain of our investments, which may adversely affect our performance. Management has determined to replace LIBOR as an index for its adjustable-rate loans with the Secured Overnight Finance Rate (“SOFR”), which will require revisions to outstanding loans tied to LIBOR. However, it is not possible at this time to predict or ascertain what precise impact these changes will have on the Bank.

TECHNOLOGY RISKS

Cyber-attacks or other security breaches could adversely affect our operations, net income or reputation.

We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.

In recent years, several financial services firms suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private information, and reputational harm. Further, information security risks for financial institutions like us are significant in part because of the evolving proliferation of new technologies, the use of the internet, mobile devices, and cloud technologies to conduct financial transactions and the increased sophistication and activities of hackers, terrorists, organized crime and other external parties, including foreign state actors. In addition, our clients often use their own devices, such as computers, smart phones and tablets, to manage their accounts, which may heighten the risk of system failures, interruptions or security breaches. If we fail to continue to upgrade our technology infrastructure and monitor our vendors to ensure effective information security relative to the type, size and complexity of our operations, we could become more vulnerable to cyber-attack and, consequently, subject to significant regulatory penalties.

Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of information does occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. However, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of information does occur, those events will be promptly detected and addressed. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

We have a continuing need for technological change, and we may not have the resources to implement new technology effectively, or we may experience operational challenges when implementing new technology or technology needed to compete effectively with larger institutions may not be available to us on a cost-effective basis.

The financial services industry undergoes rapid technological changes with frequent introductions of new technology-driven products and services, including developments in telecommunications, data processing, automation, internet-based banking, debit cards and so-called “smart cards” and remote deposit capture. In addition to serving clients better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We offer electronic banking services for consumer and business customers via our website, www.hanoverbank.com, including Internet banking and electronic bill payment, as well as mobile banking. We also offer debit cards, ATM cards, and automatic and ACH transfers. We may experience operational challenges as we implement these new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. Third parties upon which we rely for our technology needs may not be able to develop on a cost-effective basis the systems that will enable us to keep pace with such developments. As a result, competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose clients seeking new technology-driven products and services to the extent we are unable to provide such products and services. Accordingly, the ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations.

OPERATIONAL RISKS

Many types of operational risks can affect our earnings negatively.

We regularly assess and monitor operational risk in our businesses. Despite our efforts to assess and monitor operational risk, our risk management framework may not be effective in all cases. Factors that can impact operations and expose us to risks varying in size, scale and scope include:

•	failures of technological systems or breaches of security measures, including, but not limited to, those resulting from computer viruses or cyber-attacks;
•	unsuccessful or difficult implementation of computer systems upgrades;
•	human errors or omissions, including failures to comply with applicable laws or corporate policies and procedures;
•	theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties;
•	breakdowns in processes, breakdowns in internal controls or failures of the systems and facilities that support our operations;
•	deficiencies in services or service delivery;
•	negative developments in relationships with key counterparties, third-party vendors, or employees in our day-to-day operations; and
•	external events that are wholly or partially beyond our control, such as pandemics, geopolitical events, political unrest, natural disasters or acts of terrorism.

While we have in place many controls and business continuity plans designed to address these factors and others, these plans may not operate successfully to mitigate these risks effectively. If our controls and business continuity plans do not mitigate the associated risks successfully, such factors may have a negative impact on our business, financial condition or results of operations. In addition, an important aspect of managing our operational risk is creating a risk culture in which all employees fully understand that there is risk in every aspect of our business and the importance of managing risk as it relates to their job functions. We continue to enhance our risk management program to support our risk culture. Nonetheless, if we fail to provide the appropriate environment that sensitizes all of our employees to managing risk, our business could be impacted adversely.

Our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our reputation is one of the most valuable assets of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.

We have experienced rapid organic and acquisition-driven growth in recent periods. As a strategy, we have focused on growth by aggressively pursuing business development opportunities. Our assets have grown from $68.5 million at December 31, 2012 to $1.48 billion at September 30, 2021, representing a compound annual growth rate in excess of 36%. We cannot guarantee that we will sustain our recent asset and revenue growth rate in future periods. Our asset and revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our services, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities.

Although we believe that our growth strategy will support our long-term profitability and franchise value, the expenses associated with our growth, including compensation expense for the employees needed to support this growth and leasehold and other expenses associated with our increasing number of office locations, has and may continue to affect our results. We expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, it will have a material adverse effect on our business, financial condition and results of operations and we may not be able to achieve or maintain profitability. Further, our rapid growth may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, it could have a material adverse effect on our business, financial condition and results of operations.

Our rapid growth has placed, and will continue to place, a significant strain on our management capabilities, administrative and operational infrastructure, facilities and other resources. To effectively manage growth, we must continue to: improve our key business applications, processes, and computing infrastructure; enhance information and communication systems; and ensure that our policies and procedures evolve to reflect our current operations. These enhancements and improvements will require additional investments and allocation of valuable management and employee time and resources. Failure to effectively manage growth could result in difficulty or delays in deploying our solutions, declines in quality or client satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could materially adversely affect our business performance and results of operations.

We are subject to certain operational risks, including, but not limited to, customer, employee or third-party fraud and data processing system failures and errors.

We rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control systems and compliance requirements. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards, adverse business decisions or their implementation, or customer attrition due to potential negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and/or suffer damage to our reputation.

We may be subject to environmental liabilities in connection with the real properties we own and the foreclosure on real estate assets securing our loan portfolio.

In the course of our business, we may foreclose on and take title to real estate or otherwise be deemed to be in control of property that serves as collateral on loans we make. As a result, we could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

The cost of removal or abatement may substantially exceed the value of the affected properties or the loans secured by those properties, we may not have adequate remedies against the prior owners or other responsible parties and we may not be able to resell the affected properties either before or after completion of any such removal or abatement procedures. If material environmental problems are discovered before foreclosure, we generally will not foreclose on the related collateral or will transfer ownership of the loan to a subsidiary. It should be noted, however, that the transfer of the property or loans to a subsidiary may not protect us from environmental liability. Furthermore, despite these actions on our part, the value of the property as collateral will generally be substantially reduced or we may elect not to foreclose on the property and, as a result, we may suffer a loss upon collection of the loan. Any significant environmental liabilities could have an adverse effect on our business, financial condition and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We outsource some of our operational activities and accordingly depend on a number of relationships with third-party service providers. Specifically, we rely on third parties for certain services, including, but not limited to, our core banking, web hosting and other processing services. Our business depends on the successful and uninterrupted functioning of our third-party servicers. The failure of these systems, a cybersecurity breach involving any of our third-party service providers or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay, expense and disruption of service. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

In addition, the Bank’s primary federal regulator, the FDIC has issued guidance outlining the expectations for third-party service provider oversight and monitoring by financial institutions. The federal banking agencies, including the FDIC, have also issued enforcement actions against financial institutions for failure in oversight of third-party providers and violations of federal banking law by such providers when performing services for financial institutions. Accordingly, our operations could be interrupted if any of our third-party service providers experience difficulty, are subject to cybersecurity breaches, terminate their services or fail to comply with banking regulations, which could adversely affect our business, financial condition and results of operations. In addition, our failure to adequately oversee the actions of our third-party service providers could result in regulatory actions against the Bank, which could adversely affect our business, financial condition and results of operations.

Pandemics, natural disasters, global climate change, acts of terrorism and global conflicts may have a negative impact on our business and operations.

Pandemics, including the continuing COVID-19 pandemic, natural disasters, global climate change, acts of terrorism, global conflicts or other similar events have in the past, and may in the future have, a negative impact on our business and operations. These events impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations and may have other adverse effects on us in ways that we are unable to predict.

Our business operations could be disrupted if significant portions of our workforce were unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Further, work-from-home and other modified business practices may introduce additional operational risks, including cybersecurity and execution risks, which may result in inefficiencies or delays, and may affect our ability to, or the manner in which we, conduct our business activities. Disruptions to our clients could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. The escalation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability.

Legal and regulatory proceedings and related matters could adversely affect us.

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of our historical proceedings to be in the normal course of our business or typical for the industry; however, it is difficult to assess the outcome of these matters, and we may not prevail in any current or future proceedings or litigation. There could be substantial costs and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or reputation, or our financial condition and results of our operations.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

COMMON STOCK AND TRADING RISKS

There is currently no established public market for our common stock.

Our common stock is not currently traded on an established public trading market, and we are unable to predict when or if an active, liquid trading market for our common stock may develop. Without an active, liquid trading market for our common stock, shareholders may not be able to sell their shares at the volume, prices and times desired. Moreover, the lack of an established market could materially and adversely affect the value of our common stock.

The holders of our existing and future debt obligations will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest.

Shares of our common stock are equity interests and do not constitute indebtedness. In the event of any liquidation, dissolution or winding up of our business or of the Bank, our common stock would rank below all claims of debt holders against us. As of September 30, 2021, we had outstanding approximately $25.0 million in aggregate principal amount of subordinated notes. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our debt obligations must be satisfied before any distributions can be made to the holders of our common stock. To the extent that we issue additional debt obligations, the additional debt obligations will be of equal rank with, or senior to, our existing debt obligations and senior to our shares of common stock.

We do not intend to pay cash dividends in the foreseeable future and our future ability to pay dividends is subject to restrictions.
We have not historically paid cash dividends and intend to retain earnings to support our continued growth. Therefore, we do not currently anticipate paying or declaring cash dividends in the foreseeable future. Any future determination relating to the payment of dividends on our common stock will depend on a number of factors, including regulatory restrictions, our earnings and financial condition, our liquidity and capital requirements, the general economic climate, contractual restrictions, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. Investors seeking cash dividends in the foreseeable future should not invest in our common stock. The FRB has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the FRB prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on the subordinated debt obligations, and our other debt obligations. For further information see “Supervision and Regulation—Dividends.”

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The Bank owns its administrative headquarters and its Garden City Park branch and leases five other branch locations. Our banking offices are located in Kings, Nassau, New York and Queens Counties in New York. In addition, we are in the process of opening a full-service branch in Freehold, New Jersey to better serve this market, where Savoy had originated SBA loans prior to the completion of the merger. Set forth below is certain information about the Bank’s offices:

•
Headquarters and Mineola Branch — 80 East Jericho Turnpike, Mineola, New York — this building has a branch on the first floor and Hanover’s corporate and administrative offices on the second and third floors.

•	Garden City Park Branch — 2131 Jericho Turnpike, Garden City Park, New York — this one-story building houses the Bank’s original branch as well as its Loan Servicing Department.
•	Flushing Branch — 138-29 39th Avenue, Flushing, New York — this is a ground floor branch opened in 2019.
•	Forest Hills Branch — 71-15 Austin Street, Forest Hills, New York — this is a ground floor branch opened in 2017.
•	Sunset Park Branch — 5512 8th Avenue, Brooklyn, New York — this three-story building has a branch on the ground floor and administrative offices on the second and third floors.
•	Bowery Branch — 109 Bowery, New York, New York — this three-story building has a branch on the ground floor and administrative offices on the second and third floors.
•	Rockefeller Center Branch — 600 5th Avenue, New York, New York — this is a branch acquired as part of the Savoy transaction.

ITEM 3.	Legal Proceedings

From time to time we are party to various litigation matters incidental to the conduct of our business. We are not presently party to any such legal proceeding the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flow.

ITEM 4.	Mine Safety Disclosures

Not applicable.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has not been traded on an established public trading market, and quotations for our common stock are not reported on any market. As a result, there has been no regular market for our common stock. As of September 30, 2021, there were 594 holders of record of our common stock.

We intend to follow a policy of retaining earnings, if any, to increase our net worth and capital ratios over the next few years. We have not historically declared or paid dividends on our common stock and any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock, and other factors deemed relevant by our Board of Directors.
ITEM 6.	Selected Financial Data

Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of our operations for the years ended September 30, 2021, 2020 and 2019, respectively. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. Unless the context otherwise specifies or requires, references herein to “we” or “us” include Hanover Bancorp, Inc. and Hanover Bank on a consolidated basis.

Business Overview
We are a New York corporation which became the holding company for the Bank in 2016. The Bank, a community commercial bank focusing on highly personalized and efficient services and products responsive to local needs, commenced operations in 2009 and was incorporated under the laws of the State of New York. As a New York State chartered bank, the Bank is subject to regulation by the New York State DFS and the FDIC. As a bank holding company, we are subject to regulation and examination by the FRB.

The Bank offers a full range of financial services and employs a complete suite of consumer and commercial banking products and services, including multi-family and commercial mortgages, residential loans, business loans and lines of credit. The Bank also offers its customers, among other things, access to 24-hour ATM service with no fees, free checking with interest, telephone banking, advanced technologies in mobile and internet banking for its consumer and business customers and safe deposit boxes. Our corporate administrative office is located in Mineola, New York where the Bank also operates a full-service branch office. Additional branches are located in Garden City Park, Forest Hills, Flushing, Sunset Park, Manhattan and Chinatown, New York.

At September 30, 2021, on a consolidated basis we had $1.48 billion in total assets, $122.5 million in total stockholders’ equity, $1.25 billion in total loans, $1.16 billion in total deposits and 136 full-time equivalent employees.

Significant Factors Impacting Financial Results

During the year ended September 30, 2021, we completed the acquisition of Savoy, which increased our total assets by approximately $650 million and expanded our SBA lending, commercial and consumer loan products. This acquisition was a core driver of growth in our key performance indicators and our financial results. See Note 2, "Acquisitions" to the accompanying Consolidated Financial Statements contained in Item 8 for further details.

The COVID-19 pandemic has caused widespread economic disruption in our metropolitan New York trade area. We have actively participated in state and local programs designed to mitigate the impacts of the COVID-19 pandemic on individuals and small businesses. The CARES Act provides entities with optional temporary relief from certain accounting and financial reporting requirements under GAAP. The CARES Act allows financial institutions to suspend application of certain troubled debt restructuring (“TDR”) accounting guidance under Accounting Standards Codification (“ASC”) 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to encourage insured depository institutions to work with borrowers and provide relief to those affected by the COVID-19 pandemic and to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short term (e.g. six months or less) or mandated by federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40, and so the modification will not be treated as a TDR.

We continue to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan losses on our loan portfolio. During 2020, we modified 393 loans totaling $220.4 million in principal amount of loans in forbearance. As of September 30, 2021, 79 of these loans totaling $39.1 million in principal amount had been repaid in full. As of September 30, 2021, 303 modified loans totaling $161.8 million in principal amount exited forbearance and resumed scheduled payments, and 11 modified loans totaling $19.5 million in principal amount remain in forbearance. Of the modified loans remaining in forbearance as of September 30, 2021, seven loans totaling $7.9 million in principal amount have been downgraded to criticized and 10 loans totaling $5.2 million in principal amount are now classified as non-accrual. Pursuant to the provision of the CARES Act, none of these loans are treated as TDRs.  These loans will continue to be monitored for further downgrade depending on their individual circumstances. The remaining loans are primary residence loans covered under New York State Law 9-x which provides full payment deferral up to 360 days.

Another key program under the CARES Act is the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”) which provided funding to qualifying businesses and organizations. These loans are 100% guaranteed by the SBA and have no allowance for loan losses allocated to them based on the nature of the guarantee. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020, subject to extension to five years with the consent of the lender) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Under this program, we have originated approximately $366.1 million in principal amount of PPP loans to local borrowers. As of September 30, 2021, borrowers had applied for and received forgiveness on $225.4 million in PPP loans.

Additionally, the CARES Act provides for relief on existing and new SBA loans through the Small Business Debt Relief program. As part of the SBA Small Business Debt Relief, the SBA will automatically pay principal, interest, and fees of certain SBA loans for a period of six months for both existing loans and new loans issued prior to September 27, 2020. On December 27, 2020, the Consolidated Appropriations Act authorized a second round of SBA payments on covered loans approved before March 27, 2020, for a two-month period beginning with the first payment due on the loan on or after February 1, 2021, and for an additional three-month period for certain eligible borrowers. For new loans approved beginning on February 2, 2021 and ending on September 30, 2021, the SBA will make the payments for a three-month period subject to the availability of funds. At September 30, 2021, approximately nine loans, representing approximately $7.2 million in aggregate reported balance, are eligible for this relief. The CARES Act also provides for mortgage payment relief and a foreclosure moratorium.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. We believe the more critical accounting and reporting policies that currently affect our financial condition and results of operations include the accounting for the allowance for loan losses and the valuation of assets acquired and liabilities assumed in business combinations. Accordingly, our significant accounting policies and effects of new accounting pronouncements are discussed in detail in Note 1, “Summary of Significant Accounting Policies” to the accompanying Consolidated Financial Statements contained in Item 8 for further details.

Allowance for Loan Losses

We establish an allowance for loan losses that represents management’s best estimate of probable credit losses inherent in the portfolio at the balance sheet date. Estimates for loan losses are determined by management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded to criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. See Note 1, “Summary of Significant Accounting Policies” and Note 5, “Allowance for Loan Losses” to the accompanying Consolidated Financial Statements contained in Item 8 for further details.

Valuation of Assets Acquired and Liabilities Assumed in Business Combinations

We account for acquisitions under FASB Accounting Standards Codification Topic 805, Business Combinations ("ASC Topic 805"), which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. In accordance with FASB ASC Topic 310-20, the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

See Note 1, “Summary of Significant Accounting Policies,” and Note 2, "Acquisitions" to the accompanying Consolidated Financial Statements contained in Item 8 for further details.

Results of Operations for the year ended September 30, 2021 compared to the year ended September 30, 2020

To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of operations.

For the year ended September 30, 2021, we recognized net income of $10.9 million, or $2.28 per diluted share, compared to net income of $5.0 million, or $1.18 per diluted share, for the year ended September 30, 2020. This increase was primarily due to a $14.6 million increase in net interest income as a result of the increase in interest-earning assets primarily derived from our acquisition of Savoy, as well as significant reduction in our interest rate paid on deposits and borrowings.

We recorded net income of $5.0 million, or $1.18 per diluted common share, for the fiscal year ended September 30, 2020, compared to $8.1 million, or $2.06 per diluted common share, for the fiscal year ended September 30, 2019. The reduction in earnings in 2020 resulted from a $5.1 million increase in total non-interest expenses, principally due to growth in personnel and branch facilities as a result of the CFSB acquisition, a $3.4 million decrease in non-interest income and a $0.6 million increase in the provision for loan losses due to economic concerns primarily related to the COVID-19 pandemic. Partially offsetting these factors was a $4.7 million improvement in net interest income and a reduction in Hanover’s effective income tax rate to 20.0% in 2020 from 24.1% in 2019.

Set forth below are our selected consolidated financial and other data. Our business is primarily the business of our Bank. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements.
	September 30,
(in thousands)	2021	2020	2019
Selected Balance Sheet Data:
Securities available-for-sale, at fair value	$7,747	$6,035	$911
Securities held-to-maturity	8,611	10,727	12,030
Loans held for investment	1,247,125	725,019	720,442
Total assets	1,484,641	851,606	848,836
Total deposits	1,164,662	664,760	650,286
Total stockholders' equity	122,529	78,043	848,836

	Year Ended September 30,
(amounts in thousands)	2021	2020	2019
Selected Operating Data:
Total interest income	$48,675	$40,133	$34,497
Total interest expense	6,967	13,011	12,076
Net interest income	41,708	27,122	22,421
Provision for loan losses	1,000	1,250	650
Total non-interest income	3,349	1,364	4,770
Total non-interest expense	30,005	21,022	15,887
Income before income taxes	14,052	6,214	10,654
Income tax expense	3,201	1,240	2,569
Net income	10,851	4,974	8,085

Selected Financial Data and Other Data:
Return on average equity	0.99%	0.58%	1.16%
Return on average assets	11.53%	6.63%	12.71%
Yield on average interest earning assets	4.63%	4.87%	5.07%
Cost of average interest bearing liabilities	0.81%	1.87%	2.07%
Net interest rate spread	3.82%	3.00%	3.00%
Net interest rate margin	3.97%	3.29%	3.30%
Average equity to average assets	8.61%	8.80%	9.11%

Analysis of Results of Operations

Net Interest Income

Net interest income is the primary source of the Company’s revenue. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and loan prepayment behavior.

Net interest income for the year ended September 30, 2021 was $41.7 million, an increase of 53.8% from $27.1 million for the year ended September 30, 2020. The increase was primarily driven by a $226.0 million increase in average interest-earning assets, primarily due to the acquisition of Savoy, as well as continued organic loan growth in our markets, particularly in commercial real estate. The Company also continued its efforts to increase its on-balance sheet liquidity position, which led to an increase in average investment securities and interest-bearing deposits at other financial institutions of $9.8 million.

Net interest income for the year ended September 30, 2020 was $27.1 million, an increase of 21.0% from $22.4 million for the year ended September 30, 2019. The improvement in fiscal year 2020 net interest income resulted from a $143.8 million increase in average total interest-earning assets, coupled with a 20 basis point reduction in the cost of average total interest-bearing liabilities to 1.87% from 2.07%.

Net interest margin was 3.97% for the year ended September 30, 2021, an increase of 68 basis points from 3.29% for the year ended September 30, 2020. The Company’s average yield on interest-earning assets for the year ended September 30, 2021 was 4.63%, a decrease of 24 basis points from 4.87% for the year ended September 30, 2020. The decrease was primarily due to a decrease in the yield earned on portfolio loans, which was 5.11% for the year ended September 30, 2021, as compared to 5.38% for the year ended September 30, 2020. The decrease in yield on portfolio loans was due to continued pricing pressure on new and renewed portfolio loans, coupled with a higher concentration of lower yielding PPP loans acquired in the Savoy transaction. The average yield earned on the investment securities portfolio for the year ended September 30, 2021 was 4.07%, an increase of 31 basis points from 3.76% earned for the year ended September 30, 2020.

Net interest margin was 3.29% for the year ended September 30, 2020, a slight decrease from 3.30% for the year ended September 30, 2019. The average rate on total interest-earning assets declined by 20 basis points to 4.87% for the year ended September 30, 2020, as compared to the same period in 201. This reduction in yield reflects the increase in average lower yielding cash balances of $42.2 million year over year, despite increases of $101.5 million in average loans and eight basis points in the average loan yield to 5.38%.

Average interest-bearing liabilities were $859.8 million for the year ended September 30, 2021, an increase of $162.8 million compared to $697.0 million for the year ended September 30, 2020. The increase was primarily attributable to growth in interest-bearing deposits, which increased by $117.0 million during fiscal year 2021 from both the acquisition of Savoy and organic growth in our markets. The Company’s average cost of interest-bearing liabilities was 0.81% for the year ended September 30, 2021, a decrease of 106 basis points compared to 1.87% for the year ended September 30, 2020. This decrease is due to the Company’s strategic decision to replace higher rate customer deposits with lower rate municipal deposits. Wholesale deposits comprised 30.1% of total deposits at September 30, 2021, an increase from 2.2% of total deposits at September 30, 2020.

Average interest-bearing liabilities were $697.0 million for the year ended September 30, 2020, an increase of $114.4 million compared to $582.6 million for the year ended September 30, 2019. Average core deposits, consisting of demand, savings, NOW and money market deposits, increased by $44.9 million to $251.1 for the year ended September 30, 2020, while average total deposits increased by $161.2 million to $669.5 million for the year ended September 30, 2020. The Company’s average cost of interest-bearing liabilities was 1.87% for the year ended September 30, 2020, a decrease of 20 basis points compared to 2.07% for the year ended September 30, 2019. The lower cost of funds for the year ended September 30, 2020 was largely the result of a shift in the deposit mix to a greater concentration of non-interest-bearing demand deposit balances.

The following table presents daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis for the periods presented:

	Year Ended September 30,
	2021			2020			2019
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets
Loans(1)(2)	$934,066	$47,685	5.11%	$717,834	$38,641	5.38%	$616,353	$32,660	5.30%
Investment securities(1)	16,845	685	4.07%	13,907	523	3.76%	12,851	427	3.32%
Interest-earning balances and other	99,348	305	0.31%	92,506	969	1.05%	51,209	1,410	2.75%
Total interest-earning assets	1,050,259	48,675	4.63%	824,247	40,133	4.87%	680,413	34,497	5.07%
Other assets	42,675			27,807			17,453
Total assets	$1,092,934			$852,054			$697,866
Interest-bearing liabilities
Savings, NOW and money market deposits	$333,996	$903	0.27%	$179,106	$1,445	0.81%	$160,073	$2,510	1.57%
Time deposits	380,473	3,822	1.00%	418,384	9,180	2.19%	302,124	6,725	2.23%
Total interest-bearing deposits	714,469	4,725	0.66%	597,490	10,625	1.78%	462,197	9,235	2.00%
Borrowings	121,246	955	0.79%	99,550	2,386	2.40%	120,376	2,841	2.36%
Subordinated debentures	24,088	1,287	5.34%	-	-	0.00%	-	-	0.00%
Total interest-bearing liabilities	859,803	6,967	0.81%	697,040	13,011	1.87%	582,573	12,076	2.07%
Non-interest-bearing deposits	128,540			72,007			46,132
Other liabilities	10,519			8,031			5,573
Stockholders' equity	94,072			74,976			63,588
Total liabilities and stockholders' equity	$1,092,934			$852,054			$697,866
Net interest income and interest rate spread			3.82%			3.00%			3.00%
Net interest margin		$41,708	3.97%		$27,122	3.29%		$22,421	3.30%

(1) There is no income tax exempt interest recorded for loans or investment securities for the periods presented.
(2) Includes non-accrual loans and loans held for sale.

The following table details the variances in net interest income caused by changes in average interest rates and average volume for the periods presented:

	2021 vs. 2020			2020 vs. 2019
	Increase (decrease) due to change in:
(in thousands)	Average volume	Average rate	Total	Average volume	Average rate	Total
Interest income
Loans	$11,127	$(2,083)	$9,044	$5,455	$526	$5,981
Investment securities	117	45	162	37	59	96
Interest-earning balances and other	67	(731)	(664)	539	(980)	(441)
Total interest income	11,311	(2,769)	$8,542	6,031	(395)	$5,636

Interest expense
Savings, NOW and money market deposits	$780	$(1,322)	$(542)	$269	$(1,334)	$(1,065)
Time deposits	(775)	(4,583)	(5,358)	2,553	(98)	2,455
Borrowings	434	(1,865)	(1,431)	(370)	(85)	(455)
Subordinated debentures	1,287	-	1,287	-	-	-
Total interest expense	1,726	(7,770)	(6,044)	2,452	(1,517)	$935
Net increase in net interest income	$9,585	$5,001	$14,586	$3,579	$1,122	$4,701

Provision for Loan Losses

The provision for credit losses was $1.0 million for the year ended September 30, 2021, a decrease of $0.3 million compared to $1.3 million for the year ended September 30, 2020. The decrease was primarily due to a higher provision recorded in fiscal year 2020 due to economic uncertainty due to the COVID-19 pandemic. The Company did not incur a significant increase to reserves because of the pandemic during fiscal year 2021. Total net charge-offs were $0.3 million and $0.5 million for the years ended September 30, 2021 and 2020, respectively.

The provision for credit losses was $1.3 million for the year ended September 30, 2020, an increase of $0.6 million compared to $0.7 million for the year ended September 30, 2019. Total net charge-offs were $0.5 million and $0 for the years ended September 30, 2020 and 2019, respectively.

Provision for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include recent growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. See additional discussion under "Asset Quality - Analysis of Allowance for Loan Losses” section.

Non-Interest Income

	Year Ended September 30,
(in thousands)	2021	2020	2019
Loan fees and service charges	$703	$301	$185
Loan servicing income	504	84	160
Service charges on deposit accounts	127	62	64
Net gain on sale of investments available-for-sale	240	-	-
Net gain on sale of loans held-for-sale	1,307	917	4,361
Other income	468	-	-
Total non-interest income	$3,349	$1,364	$4,770

Non-interest income was $3.3 million for the year ended September 30, 2021, an increase of $1.9 million from $1.4 million for the year ended September 30, 2020. This increase in loan fees and deposit service charges was primarily driven by increases in loan and deposit balances, primarily as a result of the acquisition of Savoy. The increase in income related to loan servicing rights was due to growth in the volume of loans serviced by the Company, primarily due to the acquisition of Savoy.

Non-interest income was $1.4 million for the year ended September 30, 2020, a decrease of $3.4 million from $4.8 million for the year ended September 30, 2018. This decrease was principally due to a reduction in the volume of loans sold during fiscal year 2020 due to the COVID-19 pandemic.

Non-Interest Expense

	Year Ended September 30,
(in thousands)	2021	2020	2019
Salaries and employee benefits	$15,009	$11,182	$9,041
Occupancy and equipment	4,978	4,462	2,835
Data processing	1,280	911	662
Advertising and promotion	118	296	487
Acquisition costs	4,430	450	737
Professional fees	1,706	2,070	775
Other	2,484	1,651	1,350
Total non-interest expense	$30,005	$21,022	$15,887

Non-interest expense was $30.0 million for the year ended September 30, 2021, an increase of $9.0 million from $21.0 million for the year ended September 30, 2020. The overall increase in non-interest expenses was primarily driven by the additional headcount, facilities and transaction volume associated with the acquisition of Savoy. Acquisition costs incurred in fiscal year 2021 were primarily due to the Savoy acquisition and consisted of professional services and other charges directly associated with the transaction. The increase in other non-interest expenses is primarily due to increased assessment charges and correspondent banking fees due to the increased size of the Company.

Non-interest expense was $21.0 million for the year ended September 30, 2020, an increase of $5.1 million from $15.9 million for the year ended September 30, 2019. The increase was primarily due to higher salaries and employee benefits of $2.1 million and increased occupancy and equipment expenses of $1.6 million, reflecting the CFSB acquisition.

Income Taxes

Income tax expense was $3.2 million for the year ended September 30, 2021, an increase from $1.2 million for the year ended September 30, 2020. The effective income tax rate for the year ended September 30, 2021 was 22.8%, compared to an effective tax rate of 20.0% for the year ended September 30, 2020. The increase in our effective tax rate was driven primarily by the impact of additional state filings and the non-deductible transaction costs, both related to the acquisition.

Analysis of Results of Financial Condition

Investment Securities

Our investment securities portfolio, which is structured with minimum credit exposure, is intended to provide us with adequate liquidity, flexibility in asset/liability management, and a source of stable income. Investment securities classified as available-for-sale are carried at fair value in the consolidated balance sheet, while investment securities classified as held-to-maturity are shown at amortized cost in the consolidated balance sheet.

The following table summarizes the amortized cost and fair value of investment securities:

	Balance at September 30,
	2021		2020		2019
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
U.S. GSE residential mortgage-backed securities	$722	$833	$838	$962	$883	$911
Corporate bonds	6,700	6,914	5,000	5,073	-	-
Total investment securities available-for-sale	7,422	7,747	5,838	6,035	883	911

Investment securities held-to-maturity:
U.S. GSE residential mortgage-backed securities	2,417	2,491	4,478	4,596	5,729	5,748
U.S. GSE commercial mortgage-backed securities	2,694	2,869	2,749	3,002	2,801	2,904
Corporate bonds	3,500	3,505	3,500	3,533	3,500	3,539
Total investment securities held-to-maturity	8,611	8,865	10,727	11,131	12,030	12,191
Total investment securities	$16,033	$16,612	$16,565	$17,166	$12,913	$13,102

We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities, change the composition of our investment securities portfolio, and change the proportion of investments made into the available-for-sale and held-to-maturity investment categories.

Our investment securities portfolio included gross unrealized gains of $0.6 million and an immaterial amount of gross unrealized losses at September 30, 2021, compared to gross unrealized gains of $0.6 million and no gross unrealized losses at September 30, 2020. Management believes that all of its unrealized losses on individual investment securities at September 30, 2021 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The table below illustrates the maturity distribution and weighted average yield for amortized cost of our investment securities as of September 30, 2021, on a contractual maturity basis.

Investment Securities Portfolio by Expected Maturities(1)

	Balance at September 30, 2021
	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. GSE residential mortgage-backed securities
Due within one year	$25	-0.99%	$-	-
Due after one year through five years	1	-3.75%	-	-
Due after ten years	696	2.44%	2,417	2.29%
	722	2.01%	2,417	2.29%
U.S. GSE commercial mortgage-backed securities
Due after one year through five years	-	-	2,694	2.68%
	-	-	2,694	2.68%
Corporate bonds
Due after one year through five years	-	-	1,500	5.00%
Due after five years through ten years	6,700	4.61%	2,000	5.25%
Due after ten years	-	-	-	-
	6,700	4.61%	3,500	5.14%
Total investment securities	$7,422	4.36%	$8,611	3.57%

	Balance at September 30, 2020
	Available-for-Sale		Held-to-Maturity
(in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. GSE residential mortgage-backed securities
Due after five years through ten years	$-	-	$-	-
Due after one year through five years	-	-	-	-
Due after ten years	838	2.73%	4,478	2.19%
	838	2.73%	4,478	2.29%
U.S. GSE commercial mortgage-backed securities
Due after five years through ten years	-	-	2,749	2.68%
	-	-	2,749	2.68%
Corporate bonds
Due after one year through five years	-	-	-	-
Due after five years through ten years	5,000	5.75%	3,500	5.79%
Due after ten years	-	-	-	-
	5,000	5.75%	3,500	5.14%
Total investment securities	$5,838	5.32%	$10,727	3.49%

(1) There is no income tax exempt interest recorded for investment seciurities for the periods presented.

Loans

At September 30, 2021, our loan portfolio was $1.25 billion, an increase of $522.1 million from $725.0 million at September 30, 2020.  This increase was primarily due to the acquisition of Savoy. The Company has also experienced additional growth in commercial real estate and construction loans as economic conditions continue to improve. These increases are slightly offset by the continued payoff of PPP loans that were granted in fiscal year 2020 as a result of the COVID-19 pandemic.

The following table provides the composition of the Company’s loans held for investment:

	Balance at September 30,
(in thousands)	2021	2020	2019	2018	2017
Real estate:
Residential	$444,011	$454,073	$465,422	$372,673	$238,251
Multi-family	266,294	136,539	139,504	132,301	120,143
Commercial	348,641	113,615	108,197	48,669	59,190
Total real estate	1,058,946	704,227	713,123	553,643	417,584
Commercial and industrial	172,274	21,100	7,353	6,736	5,715
Construction	15,374	-	-	-	-
Consumer	11	24	501	24	86
Gross loans	1,246,605	725,351	720,977	560,403	423,385
Net deferred loan costs (fees)	520	(332)	(535)	(1,023)	(758)
Total loans held for investment	$1,247,125	$725,019	$720,442	$559,380	$422,627

The following table provides information for the contractual maturity and interest-rate profile of the Company’s commercial and industrial and real estate construction loans held for investment:

	Balance at September 30, 2021
(in thousands)	Due within One Year	Due After One Year But Within Five Years	Due After Five Years	Total
By Loan Type:
Commercial and industrial	$29,689	$129,503	$13,082	$172,274
Real estate construction	8,761	2,789	3,824	15,374
Total	$38,450	$132,292	$16,906	$187,648

By Interest Rate Type:
Fixed rate	$21,986	$123,823	$183	$145,992
Variable rate	16,464	8,469	16,723	41,656
Total	$38,450	$132,292	$16,906	$187,648

	Balance at September 30, 2020
(in thousands)	Due within One Year	Due After One Year But Within Five Years	Due After Five Years	Total
By Loan Type:
Commercial and industrial	$2,322	$18,123	$655	$21,100
Real estate construction	-	-	-	-
Total	$2,322	$18,123	$655	$21,100

By Interest Rate Type:
Fixed rate	$-	$17,825	$206	$18,031
Variable rate	-	298	449	747
Total	$-	$18,123	$655	$18,778

Credit Policies and Procedures

Management uses the risk-grading program, as described under "Asset Quality," to facilitate evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and a sample of these loans are tested by the Company's third-party independent loan reviewer. The testing program includes an evaluation of a sample of both new and existing loans, including large loans, loans that are identified as having potential credit weaknesses, and loans past due 90 days or more and still accruing. We strive to maintain the loan portfolio in accordance with our loan underwriting policies that result in loans specifically tailored to the needs of our market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. Generally, we do not engage in significant volumes of lease financing, highly leveraged transactions or loans to customers domiciled outside the United States.

Management follows a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process we maintain an internally-classified, adversely-risk-rated loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower's ability to repay, the borrower's payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and the allowance is allocated based on management's judgment and historical experience.

Acquired loans are recorded at fair value as of the loan's acquisition date and allowances are recorded for post-acquisition credit quality deterioration. Subsequent to the acquisition date, recurring analyses are performed on the credit quality of acquired loans to determine if expected cash flows have changed. Based upon the results of the individual loan reviews, revised impairment amounts are calculated which could result in additional allowance for loan losses.

A loan is considered to be impaired under GAAP when, based upon current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan. If applicable, the Company calculates a specific reserve for each loan that has been deemed impaired, which include nonaccrual loans and TDRs. The amount of the reserve is based on the present value of expected cash flows discounted at the loan’s effective interest rate, and/or the value of collateral. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less estimated costs to sell.

Asset Quality

We consider asset quality to be of primary importance and employ a formal internal loan review process to ensure adherence to our lending policy as approved by our Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. The Company's internal credit risk review function, through focused review and sampling, validates the accuracy of commercial loan risk grades. Each loan risk grade corresponds to an estimated default probability. In addition, as a given loan's credit quality improves or deteriorates, the Company will update the borrower's risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in our market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management's estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio. Our policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a nonaccrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

Nonperforming Assets

The following table presents information regarding nonperforming assets for the periods presented. The Company did not own any repossessed property for the periods presented.

	Balance at September 30,
(in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans	$7,028	$953	$1,613	$-	$-
Loans greater than 90 days past due	-	296	629	-	-
Total nonperforming assets	$7,028	$1,249	$2,242	$-	$-

Performing TDRs	$455	$454	$454	$354	$562

Nonaccrual loans as a percentage of loans held-for-investment	0.56%	0.13%	0.22%	0.00%	0.00%
Non-performing assets as a percentage of total assets	0.47%	0.15%	0.26%	0.00%	0.00%

Total nonaccrual loans were $7.0 million at September 30, 2021, an increase from total nonaccrual loans of $1.0 million at September 30, 2020. The increase in nonaccrual loans was driven by loans acquired from Savoy that were not classified as purchased-credit impaired as of the acquisition, which totaled $2.3 million at September 30, 2021, but experienced credit deterioration subsequent to the acquisition. The remaining increase related to residential mortgage loans that were initially granted a forbearance due to the COVID-19 pandemic but were not able to resume normal payments. The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as nonaccrual was $0.9 million and $0.1 million for the years ended September 30, 2021 and 2020, respectively.

Analysis of Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases the allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least monthly. In addition, on a monthly basis our Board of Directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss allowance. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our history of operations. In addition to our history, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of management.

Management uses the risk-grading program, as described under "Asset Quality," to facilitate evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. Generally, we do not engage in significant lease financing, highly leveraged transactions or loans to customers domiciled outside the United States.

Management follows a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower's ability to repay, the borrower's payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and the allowance is allocated based on management's judgment and historical experience.

Acquired loans are recorded at fair value as of the loan's acquisition date and allowances are recorded for post-acquisition credit quality deterioration. Subsequent to the acquisition date, recurring analyses are performed on the credit quality of acquired loans to determine if expected cash flows have changed. Based upon the results of the individual loan reviews, revised impairment amounts are calculated which could result in additional allowance for loan losses.

A loan is considered to be impaired under GAAP when, based upon current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan. The Company calculates a specific reserve for each loan that has been deemed impaired, which include nonaccrual loans and TDRs. The amount of the reserve is based on the present value of expected cash flows discounted at the loan’s effective interest rate, and/or the value of collateral. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less estimated costs to sell.

The allowance for loan losses was $8.6 million at September 30, 2021, an increase of $0.7 million from $7.9 million at September 30, 2020. The ratio of the allowance for loan losses to total portfolio loans was 0.69% and 1.09% at September 30, 2021 and 2020, respectively.

The allowance for loan losses was $7.9 million at September 30, 2020, an increase of $0.8 million from $7.1 million at September 30, 2019. The increase is largely the result of additional estimated probable incurred losses resulting from economic concerns related to the COVID-19 pandemic.

The Company experienced $0.3 million in net charge-offs during the year ended September 30, 2021, a decrease compared to net charge-offs of $0.5 million during the year ended September 30, 2020. The Company has recorded an immaterial amount of recoveries during the years ended September 30, 2021 and 2020, respectively.

The following table presents the allocation of the allowance for loan losses by loan category for the periods presented:

	At September 30,
	2021		2020		2019		2018		2017
(in thousands)	Amount	% of Gross Loans	Amount	% of Gross Loans	Amount	% of Gross Loans	Amount	% of Gross Loans	Amount	% of Gross Loans
Residential real estate	$4,155	0.94%	$5,103	1.12%	$4,647	1.00%	$4,363	1.17%	$2,659	1.12%
Multi-family	2,433	0.91%	1,506	1.10%	1,215	0.87%	1,478	1.12%	1,422	1.18%
Commercial real estate	1,884	0.54%	1,221	1.07%	1,193	1.10%	500	1.03%	651	1.10%
Commercial and industrial	79	0.05%	38	0.18%	75	1.02%	152	2.26%	62	1.08%
Construction	-	-	-	-	-	-	-	-	-	-
Consumer	1	9.09%	1	4.17%	13	2.59%	-	-	1	1.16%
Total allowance for loan losses	$8,552	0.69%	$7,869	1.08%	$7,143	0.99%	$6,493	1.16%	$4,795	1.13%

The following table presents information related activity in the allowance for loan losses for the periods presented:

	Year Ended September 30,
(in thousands)	2021	2020	2019	2018	2017
Beginning balance	$7,869	$7,143	$6,493	$4,795	$3,419
Provision for loan losses	1,000	1,250	650	1,698	1,376
Charge-Offs:
Residential real estate	(267)	-	-	-	-
Multi-family	(32)	-	-	-	-
Commercial real estate	(30)	(224)	-	-	-
Commercial and industrial	-	(300)	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Total loan charge-offs	(329)	(524)	-	-	-
Recoveries:
Commercial and industrial	12	-	-	-	-
Total recoveries	12	-	-	-	-
Total net charge-offs	(317)	(524)	-	-	-
Ending balance	$8,552	$7,869	$7,143	$6,493	$4,795

Allowance for loan losses to total loans held-for-investment(1)(2)	0.69%	1.09%	0.99%	1.16%	1.13%
Net charge-offs to average loans held-for-investment	0.03%	0.07%	0.00%	0.00%	0.00%

(1) Calculation includes $140.4 million and $17.2 million of PPP loans at September 30, 2021 and 2020, respectively.
(2) Includes $426.6 million of loans acquired from Savoy that do not carry an allowance for loans losses as of September 30, 2021

Sources of Funds and Liquidity

Liquidity management is defined as both our and the Bank’s ability to meet our financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available-for-sale and interest-bearing deposits due from the Federal Reserve Bank of New York, Federal Home Loan Bank (the “FHLB”) and correspondent banks, which totaled $166.0 million and $80.0 million at September 30, 2021 and 2020, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

Liquidity is continuously monitored, thereby allowing management to better understand and react to emerging balance sheet trends, including temporary mismatches with regard to sources and uses of funds. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost. These funds can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect our ability to meet liquidity needs, including variations in the markets served, loan demand, asset/liability mix, reputation and credit standing in our markets and general economic conditions. Borrowings and the scheduled amortization of investment securities and loans are more predictable funding sources. Deposit flows and securities prepayments are somewhat less predictable as they are often subject to external factors. Among these are changes in the local and national economies, competition from other financial institutions and changes in market interest rates.

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

Deposits

We provide a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source.

Total deposits at September 30, 2021 were $1.16 billion, an increase of $499.9 million from total deposits of $664.8 million at September 30, 2020. This increase is deposits was primarily the result of the acquisition of Savoy.

The following is our average deposits and weighted-average interest rates paid thereon for the past two fiscal years:

	Year Ended September 30,
	2021		2020		2019
(in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$128,540	0.00%	$72,007	0.00%	$46,132	0.00%
Savings	48,995	0.20%	41,223	0.45%	25,688	1.01%
NOW	153,595	0.26%	37,774	0.63%	40,764	0.86%
Money market	131,406	0.30%	100,109	1.02%	93,621	2.03%
Time deposits	380,473	1.00%	418,384	2.19%	302,124	2.23%
Total average deposits	$843,009	0.56%	$669,497	1.59%	$508,329	1.82%
As discussed previously, during fiscal year 2021 the Company made the strategic decision to allow higher cost consumer deposits to run-off and replace these funding sources with municipal deposits, which have a significantly lower average interest rate. The Company had total wholesale deposits of $350.5 million at September 30, 2021, which comprised 30.1% of total deposits, an increase from $14.9 million, or 2.2% of total deposits, at September 30, 2020. These lower rates were partially offset by deposits acquired from Savoy, which have a higher average rate.

The following table sets forth the contractual maturities of time deposits of $100,000 or more for the periods presented:

	September 30,
(in thousands)	2021	2020	2019
Three months or less	$69,530	$59,075	$38,372
Over three months through six months	66,506	73,907	30,459
Over six months through 12 months	51,485	83,940	94,411
Over 12 months	90,603	39,111	84,311
Total	$278,124	$256,033	$247,553

Borrowings

The total carrying value of our borrowings was $184.2 million at September 30, 2021, an increase of $84.0 million from $100.1 million at September 30, 2020. At September 30, 2021, $15.0 million of these borrowings were classified as short-term, while the remaining was classified as long-term. Short-term borrowings are comprised of short-term FHLB advances, securities sold under agreements to repurchase and Federal funds purchased. Many short-term funding sources, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. Long-term funding is comprised of long-term FHLB advances, subordinated notes and junior subordinated debentures. The Company will prepay FHLB advances from time to time as funding needs change. See Note 8, “Borrowings” to the accompanying Consolidated Financial Statements contained in Item 8 for additional details.

In October 2020, the Company completed the private placement of $25.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due in 2030. The Notes will initially bear interest, payable semi-annually, at the rate of 5.00% per annum, until October 15, 2025. From and including October 15, 2025, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate plus 487.4 basis points. The Company may, at its option, beginning with the interest payment date of October 15, 2025 but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, subject to the receipt of any required regulatory approval. The Notes are not subject to redemption at the option of the holder. The Company used a portion of the net proceeds to pay off the existing holding company note in October 2020 and intends to use the remainder of the net proceeds for acquisition financing and general corporate purposes, including contributing equity capital to the Bank.

At September 30, 2021, the Company had access to approximately $432.7 million in FHLB lines of credit for overnight or term borrowings, of which $41.7 million in term borrowings were outstanding. At September 30, 2021, approximately $55.0 million in unsecured lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at September 30, 2021.

Off-Balance Sheet Arrangements

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

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2021 and 2020, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $105.7 million and $28.6 million, respectively. This increase was primarily attributable to the acquisition of Savoy.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2021 and 2020, letters of credit outstanding were approximately $0.8 million and $0.2 million, respectively.

Contractual Obligations

The following table summarizes contractual obligations to make future payments as of September 30, 2021:

	Payments Due by Period
(in thousands)	Less than One Year	More Than One Year but Less than Three Years	More Than Three Years but Less than Five Years	After Five Years	Total
Time deposits	$277,431	$74,307	$25,106	$992	$377,836
Subordinated debentures	-	-	-	24,513	24,513
FHLB borrowings	4,000	30,900	7,080	-	41,980
FRB borrowings	10,980	-	106,682	-	117,662
Operating leases	1,886	3,869	3,572	4,729	14,056
Standby letters of credit	786	-	-	-	786
Unused lines of credit(1)	5,109	266	2	5,316	10,693
Total contractual obligations	$300,192	$109,342	$142,442	$35,550	$587,526

(1) Excludes those unconditionally cancellable

Capital Resources

Total stockholders’ equity was $122.5 million at September 30, 2021, an increase of $44.5 million from stockholders’ equity of $78.0 million at September 30, 2020. The increase was primarily due to the 1.4 million common shares issued as consideration in connection with the acquisition of Savoy.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. We use our capital primarily for our lending activities as well as acquisitions and expansions of our business and other operating requirements.

The Bank capital level is characterized as "well-capitalized" under the Basel III Capital Rules. A summary of the Bank’s regulatory capital amounts and ratios are presented below:

	September 30,
(in thousands)	2021	2020	2019
Total capital	$132,554	$95,079	$89,295
Tier 1 capital	123,666	89,275	83,424
Common equity tier 1 capital	123,666	89,275	83,424
Total capital ratio	15.59%	20.57%	19.07%
Tier 1 capital ratio	14.54%	19.32%	17.81%
Common equity tier 1 capital ratio	14.54%	19.32%	17.81%
Tier 1 leverage ratio	9.45%	11.22%	10.47%

Under a policy of the FRB, holding companies such as the Company with less than $3.0 billion in consolidated assets are not subject to consolidated capital requirements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Hanover Bancorp, Inc.
Mineola, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Hanover Bancorp Inc. and Subsidiary (the "Company") as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Crowe LLP

We have served as the Company's auditor since 2019.

Livingston, New Jersey
December 22, 2021

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
(in thousands, except share and per share data)	2021	2020
ASSETS
Cash and non-interest-bearing deposits due from banks	$8,302	$6,239
Interest-bearing deposits due from banks	142,950	73,970
Federal funds sold	15,292	-
Total cash and cash equivalents	166,544	80,209
Investment securities, held-to-maturity (fair value of $8,865 and $11,131 at September 30, 2021 and 2020, respectively)	8,611	10,727
Investment securities, available-for-sale, at fair value	7,747	6,035
Loans held for investment	1,247,125	725,019
Allowance for loan losses	(8,552)	(7,869)
Loans held for investment, net	1,238,573	717,150
Premises and equipment, net	15,003	14,156
Accrued interest receivable	9,363	6,766
Prepaid pension	4,233	4,660
Stock in Federal Home Loan Bank, at cost	3,714	4,170
Goodwill	19,168	1,901
Other intangible assets	480	22
Loan servicing rights	3,690	155
Deferred income taxes	3,558	1,897
Other assets	3,957	3,758
TOTAL ASSETS	$1,484,641	$851,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing demand	$191,537	$82,350
Savings, NOW and money market	595,289	187,657
Time	377,836	394,753
Total deposits	1,164,662	664,760
Borrowings	159,642	85,154
Note payable	-	14,984
Subordinated debentures	24,513	-
Accrued interest payable	1,290	374
Other liabilities	12,005	8,291
TOTAL LIABILITIES	1,362,112	773,563
STOCKHOLDERS' EQUITY
Preferred stock; par value $0.01; 15,000,000 shares authorized; 0 issued at September 30, 2021 and 2020, respectively	-	-
Common stock; par value $0.01; 17,000,000 shares authorized; 5,563,426 and 4,175,144 shares issued and outstanding at September 30, 2021 and 2020, respectively	56	42
Capital in excess of par	97,246	63,725
Retained earnings	24,971	14,120
Accumulated other comprehensive income, net of tax	256	156
TOTAL STOCKHOLDERS' EQUITY	122,529	78,043
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,484,641	$851,606

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
(in thousands, except share and per share data)	2021	2020
INTEREST INCOME
Interest on loans	$47,685	$38,641
Interest and dividends on investment securities	685	523
Federal funds sold	1	107
Other interest income	304	862
Total interest income	48,675	40,133
INTEREST EXPENSE
Savings, NOW and money market deposits	903	1,445
Time deposits	3,822	9,180
Borrowings	2,242	2,386
Total interest expense	6,967	13,011
Net interest income	41,708	27,122
Provision for loan losses	1,000	1,250
Net interest income after provision for loan losses	40,708	25,872
NON-INTEREST INCOME
Loan fees and service charges	703	301
Loan servicing income	504	84
Service charges on deposit accounts	127	62
Gain on sale of investment securities available-for-sale, net	240	-
Gain on sale of loans held-for-sale	1,307	917
Other income	468	-
Total non-interest income	3,349	1,364
NON-INTEREST EXPENSE
Salaries and employee benefits	15,009	11,182
Occupancy and equipment	4,978	4,462
Data processing	1,280	911
Advertising and promotion	118	296
Acquisition costs	4,430	450
Professional fees	1,706	2,070
Other expenses	2,484	1,651
Total non-interest expense	30,005	21,022
Income before income tax expense	14,052	6,214
Income tax expense	3,201	1,240
Net income	$10,851	$4,974

Earnings per share:
Basic	$2.32	$1.20
Diluted	$2.28	$1.18

Weighted average shares outstanding:
Basic	4,669,009	4,162,280
Diluted	4,758,669	4,226,967

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30,
(in thousands)	2021	2020
Net income	$10,851	$4,974
Other comprehensive income, net of tax:
Change in unrealized gain on investment securities available-for-sale, net of tax of $77 and $35, respectively	291	134
Reclassification adjustment for gains realized in net income, net of tax of $49 and $0, respectively	(191)	-
Total other comprehensive income, net of tax	100	134
Total comprehensive income, net of tax	$10,951	$5,108

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except shares)	Common stock (shares)	Common stock	Capital in excess of par	Retained Earnings	Accumulated other comprehensive income	Total stockholders' equity
Balance at October 1, 2019	4,162,904	$42	$62,740	$9,146	$22	$71,950
Net income	-	-	-	4,974	-	4,974
Other comprehensive income, net of tax	-	-	-	-	134	134
Stock-based compensation	(3,597)	-	766	-	-	766
Exercise of stock options	10,735	-	107	-	-	107
Issuance of common stock	5,102	-	112	-	-	112
Balance at September 30, 2020	4,175,144	$42	$63,725	$14,120	$156	$78,043
Net income	-	-	-	10,851	-	10,851
Other comprehensive income, net of tax	-	-	-	-	100	100
Common stock issued in purchase of Savoy	1,357,567	14	31,238	-	-	31,252
Savoy acquisition rollover options	-	-	1,269	-	-	1,269
Issuance of common stock	5,127	-	113	-	-	113
Stock-based compensation, net	25,588	-	901	-	-	901
Balance at September 30, 2021	5,563,426	$56	$97,246	$24,971	$256	$122,529

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SEPTEMBER 30, 2021 and 2020

	Year Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$10,851	$4,974
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	1,250
Depreciation and amortization	1,444	1,343
Originations of loans held for sale	-	(5,337)
Proceeds from sales of loans held for sale	-	5,338
Net gain on sale of loans	(1,307)	(917)
Stock-based compensation	901	766
Net gain on sale of securities available for sale	(240)	-
Net accretion of premiums, discounts and loan fees and costs	(3,604)	(282)
Amortization of intangible assets	32	5
Amortization of debt issuance costs	72	3
Loan servicing rights valuation adjustments	251	111
Deferred tax expense	365	202
Decrease (increase) in accrued interest receivable	1,924	(3,501)
Decrease (increase) in other assets	1,398	(1,180)
Decrease in accrued interest payable	(134)	(157)
Increase (decrease) in other liabilities	239	(2,052)
Net cash provided by operating activities	13,192	566
Cash flows from investing activities:
Purchases of securities available for sale	(4,700)	(5,000)
Purchases of restricted securities	(494)	(1,155)
Principal repayments of securities held to maturity	2,100	1,288
Principal repayments of securities available for sale	338	34
Redemptions of restricted securities	1,645	2,513
Proceeds from sales of loans	46,640	32,561
Net decrease (increase) in loans	16,996	(36,438)
Proceeds from sales of securities available for sale	3,240	-
Purchases of premises and equipment	(2,079)	(1,093)
Cash acquired in business combination	59,155	-
Cash consideration paid in acquisition	(32,991)	-
Net cash provided by (used in) investing activities	89,850	(7,290)

	Year Ended September 30,
(n thousands)	2021	2020
Cash flows from financing activities:
Net increase in deposits	$157,725	$14,474
Net decrease in federal funds purchased	-	-
Advances of term FHLB borrowings	-	23,940
Repayments of Federal Home Loan Bank advances	(34,758)	(55,688)
Advances of FRB borrowings	-	16,255
Repayments of Federal Reserve Bank borrowings	(149,242)	(98)
Proceeds from issuance of subordinated debentures, net of issuance costs	24,455	-
Repayment of note payable	(15,000)	-
Net proceeds from stock options exercised	-	107
Net proceeds from issuance of common stock	113	112
Net cash used in financing activities	(16,707)	(898)
Net increase (decrease) in cash and cash equivalents	86,335	(7,622)
Cash and cash equivalents, beginning of period	80,209	87,831
Cash and cash equivalents, end of period	$166,544	$80,209
Supplemental cash flow information:
Interest paid	$7,101	$13,168
Income taxes paid	1,375	1,243
Supplemental non-cash disclosures:
Transfers from portfolio loans to loans held-for-sale	$47,826	$31,668
Transfers from loans held-for-sale to portfolio loans	2,493	-
Business combination:
Fair value of tangible assets acquired	653,380	-
Goodwill and other intangible assets	17,947	-
Liabilities assumed	605,815	-
Common stock issued in business combination	31,252	-
Stock options rolled over in acquisition	1,269	-

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 and 2020
Note 1. Summary of Significant Accounting Policies

Nature of Operations

Hanover Bancorp, Inc. (the “Company”) is a New York corporation which became the holding company for Hanover Community Bank (the “Bank”) in 2016. The Bank, headquartered in Mineola, New York, is a New York State chartered bank. The Bank commenced operations on November 4, 2008 and is a full-service bank providing personal and business lending and deposit services. As a New York State chartered, non-Federal Reserve member bank, the Bank is subject to regulation by the New York State Department of Financial Services (“DFS”) and the Federal Deposit Insurance Corporation. The Company is subject to regulation and examination by the Board of Governors of the FRB.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had an immaterial effect on the Company's consolidated financial statements.

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has adversely affected, local, national and global economic activity. Various actions taken to help mitigate the spread of COVID-19 included restrictions on travel, quarantines and government mandated closures of various businesses. The outbreak caused significant disruptions to the economy and disrupted banking and other financial activity in the areas in which the Company operates.

The CARES Act was enacted in March 2020 to, among other things, provide emergency assistance to individuals, families and businesses affected by the COVID-19 pandemic. The effects of the COVID-19 pandemic may materially and adversely affect the Company’s financial condition and results of operations in future periods, and it is unknown what the complete financial impact will be to the Company. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the coronavirus, the new “waves” of COVID-19 infections and the distribution of vaccines and vaccination rates, among others. It is possible that estimates made in the financial statements could be materially and adversely impacted due to these conditions.

Significant Group Concentrations of Credit Risk

Most of the Company's activities are with customers located in Nassau, Queens and Kings Counties and surrounding areas of New York State. Note 4 discusses the types of lending that the Company engages in. Although the Company has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy. The Company does not have any significant concentrations to any one industry or customer.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting. This method requires the use of fair values in determining the carrying values of the purchased assets and assumed liabilities, which are recorded at fair value at acquisition date, and identifiable intangible assets are recorded at fair value. Costs directly related to the business combinations are recorded as expenses as they are incurred. Fair values are subject to adjustment for up to one year after the closing date of an acquisition as additional information relative to closing date fair values become available.

Cash and Cash Equivalents

For purposes of reporting consolidated cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash and cash equivalents also include interest-bearing deposits in banks and federal funds sold. Interest-bearing deposits in other financial institutions mature within 90 days and are carried at cost.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

Investment Securities

Investment securities are classified as held-to-maturity or available-for-sale at the time of purchase. Investment securities classified as held-to-maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost. Investment securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to, asset / liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations.

Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related securities. Dividend and interest income are recognized when earned. Sales of investment securities are recorded at trade date, with realized gains and losses on sales determined using the specific identification method and included in non-interest income.

The Company evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, the Company considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. The Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Federal Home Loan Bank Stock

As a member of the FHLB of New York, the Company is required to maintain an investment in the stock of the FHLB based upon the amount of outstanding FHLB borrowings. This stock does not have a readily determinable fair value and is carried at cost.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate as determined by outstanding commitments from investors. Gains or losses on loan sales are recognized at the time of sale and are determined by the difference between net sales proceeds and the principal balance of the loans sold, adjusted for net deferred loan fees or costs. Loan origination and commitment fees, net of certain direct loan origination costs, are deferred as an adjustment to the carrying value of the loan until it is sold.

Loans and Loan Interest Income Recognition

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan losses. The loan portfolio is segmented into residential real estate, commercial real estate, multifamily, commercial and industrial, construction, and consumer loans.

Interest income on loans is accrued and credited to income as earned. Net loan origination fees and costs are deferred and accreted/amortized to interest income over the loan’s contractual life using the level-yield method, adjusted for actual prepayments.

Acquired loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

Acquired loans are evaluated upon acquisition and classified as either purchased credit impaired or purchased non-impaired. Purchased credit impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. For purchased credit impaired loans, expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the remaining life of the loans (accretable yield) using a level yield method if the timing and amount of the future cash flows is reasonably estimable. The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows after the acquisition date are recognized immediately through the provision for loan losses. For purchased non-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the economic life of the loans using a method that approximates the interest method.

Lending Risk

The principal business of the Bank is lending in one-to-four family residential mortgage loans, commercial real estate mortgage loans, multi-family mortgage loans, commercial and industrial loans and consumer loans. The Bank considers its primary lending area to be Nassau County and the New York City boroughs. A substantial portion of the Bank's loans is secured by real estate in these areas. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market and economic conditions in this region.

One-to-four family residential mortgage loans involve certain risks such as interest rate risk and risk of nonpayment. Adjustable-rate loans decrease the interest rate risk to the Company that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Repayment risk can be affected by the overall health of the economy, including unemployment rates and housing prices.

Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. Loans in this classification include income producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are located largely in the Bank's primary market area. The cash flows of the income producing investment properties could be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on credit quality. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending could have an adverse effect on credit quality.

Multifamily lending entails additional risks as compared with single-family residential property lending, but less when compared to commercial real estate lending. Loans in this classification include income producing residential investment properties of five or more families. Loans are made to established owners with a proven and demonstrable record of strong performance. Loans are secured by a first mortgage lien on the subject property. Repayment is derived generally from the rental income generated from the property and may be supplemented by the owners' personal cash flow. Credit risk arises with changes in economic conditions that could cause an increase in vacancy rates.

Commercial and industrial lending is generally considered higher risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on the business. Generally, these loans are primarily secured by inventories and other assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending, will have an effect on the credit quality in this loan class.

The Company’s construction loan portfolio covers the development of commercial properties. Construction loans involve the disbursement of funds during construction with repayment substantially dependent on the success of the ultimate project. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans because their ultimate repayment depends on the satisfactory completion of construction and is sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing. Repayment is dependent on completion of the project and the subsequent financing of the completed project as a commercial real estate loan, and in some instances on the rent or sale of the underlying project.

Consumer loans generally have shorter terms and higher interest rates than other lending but generally involve more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral. Repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan. Therefore, the overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.

Allowance for Loan Losses

A loan is considered past due when it is not paid in accordance with its contractual terms. The accrual of income on loans, including impaired loans, and other loans in the process of foreclosure, is generally discontinued when a loan becomes 90 days or more delinquent, or when certain factors indicate that the ultimate collection of principal and interest is in doubt. Loans on which the accrual of income has been discontinued are designated as non-accrual loans. All previously accrued interest is reversed against interest income, and income is recognized subsequently only in the period that cash is received, provided no principal payments are due and the remaining principal balance outstanding is deemed collectible. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. The Company has defined the population of impaired loans to be all non-accrual loans, loans risk rated 9 (Doubtful) or 10 (Loss), and all loans subject to a troubled debt restructuring (“TDR”). Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the expected future cash flows, discounted at the loan’s original effective interest rate, or the underlying collateral (less estimated costs to sell) if the loan is collateral dependent. Impairments are recognized through a charge to the allowance for loan losses for the amount that the loan’s carrying value exceeds the discounted cash flow analysis or estimated fair value of collateral (less estimated costs to sell) if the loan is collateral dependent.

The allowance for loan losses is increased by the provision for loan losses charged against income and is decreased by charge-offs, net of recoveries. Loan losses are recognized in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less costs to sell, if it is determined that it is probable that recovery will come primarily from the sale of such collateral. The provision for loan losses is based on management’s evaluation of the adequacy of the allowance which considers, among other things, impaired loans, past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay, and estimated fair value of any underlying collateral securing loans. Additionally, management evaluates changes, if any, in underwriting standards, collection, charge-off and recovery practices, the nature or volume of the portfolio, lending staff, concentration of loans, as well as current economic conditions, and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimable losses at the statement of condition date.

The allowance for loan losses consists of the following components:

1)
Specific allowances are established for impaired loans, generally defined by the Company to be all nonaccrual loans, loans risk rated 8 (Substandard), 9 (Doubtful) or 10 (Loss), and all loans subject to a TDR. The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value (less estimated costs to sell) if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below.

2)
General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily by loan segment and internal credit risk ratings. Historical loss experience is applied to each loan group using a three-year lookback period. The loss experience is adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on the Company’s financial results.

In underwriting a loan secured by real property, the Company requires an appraisal (or an automated valuation model) of the property by an independent licensed appraiser approved by the Company’s Board of Directors. The appraisal is subject to review by an independent third party hired by the Company. Management reviews and inspects properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when the Company acquires other real estate owned, it generally obtains a current appraisal to substantiate the net carrying value of the asset at the time of foreclosure.

As noted above, the adjustments to the Company’s loss experience is based on management’s evaluation of several environmental factors, including:

•
changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments;

•	changes in the nature and volume of the Company’s portfolio and in the terms of the Company’s loans;
•	changes in the experience, ability, and depth of lending management and other relevant staff;
•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
•	changes in the quality of the Company’s loan review system;
•	changes in lending policies, procedures and strategies;
•	changes in the value of underlying collateral for collateral-dependent loans;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

While management uses available information to recognize probable and reasonably estimable losses on loans, future additions to the allowance may be necessary based upon changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

A loan modification is deemed a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty; and 2) a concession is made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics. Once an obligation has been restructured, it continues to be considered restructured until paid in full or otherwise settled, sold or charged off. The Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the original loan’s effective interest rate, or the underlying collateral value less costs to sell, if the loan is collateral dependent.

The allowance for loan and lease losses related to purchased credit impaired loans is based on an analysis that is performed each period to estimate the expected cash flows for each of the loan pools. To the extent that the expected cash flows of a loan pool have decreased since the acquisition date, the Company establishes an allowance for loan losses.

Loan Modifications Under the CARES Act

On March 27, 2020, the President of the United States signed the CARES Act, which provides entities with optional temporary relief from certain accounting and financial reporting requirements under GAAP.

The CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met.  This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan and lease losses on its loan portfolio. The Company approved total loan modifications under the CARES Act of $220.4 million, of which $19.5 million remain as of September 30, 2021.

Another key program under the CARES Act is the PPP administered by the SBA which provided funding to qualifying businesses and organizations. Under this program, we have originated approximately $366.1 million in principal amount of PPP loans to local borrowers. As of September 30, 2021, borrowers had applied for and received forgiveness on $225.4 million in PPP loans. These loans are fully guaranteed by the SBA and provide for full forgiveness of the loans during a specified forgiveness period that meet specific guidelines provided by the SBA. Loans that do not meet the forgiveness criteria will enter a repayment period of two or five years.

Mortgage Servicing Rights

The Company originates and sells mortgage loans in the secondary market and may retain the servicing of these loans. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sale of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. In addition, upon the acquisition of Savoy the Company retains the servicing of the guaranteed portion of SBA loans that are sold in the secondary market.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur and are included as a component of non-interest expense on the consolidated income statement. The fair value of servicing rights is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Fees earned for servicing loans are reported on the statements of income as loan servicing income when the related mortgage loan payments are collected. The amortization of loan servicing rights is netted against loan servicing fee income. Servicing fees totaled $0.6 million and $0.1 million for the years ended September 30, 2021 and 2020, respectively. Late fees and ancillary fees related to loan servicing are not material.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, which are 39 years for buildings and two to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are recorded as a component of non-interest expense as incurred.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected August 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the balance sheet.

Other intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets are amortized on an accelerated method over their estimated useful life of 10 years.

Debt Issuance Costs

The costs attributable to issuing a debt instrument are reported on the Consolidated Balance Sheet as a deduction from the face amount of the note and amortized as interest expense over the term of the note.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is the amount of earnings available to each share of common stock during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in the periods in which the effect would be anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as separate components of stockholders’ equity.

Income Taxes

Income tax expense is comprised of two components, current and deferred. The current component reflects taxes payable or refundable for a current period based on applicable tax laws, and the deferred component represents the tax effects of temporary differences between amounts recognized for financial accounting and tax purposes. Deferred tax assets and liabilities reflect the tax effects of such differences that are anticipated to result in taxable or deductible amounts in the future, when the temporary differences reverse. Deferred tax assets are recognized if it is more likely than not they will be realized, and may be reduced by a valuation allowance if it is more likely than not that all or some portion will not be realized.

Tax positions that are uncertain but meet a more likely than not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.

The Company recognizes interest expense and penalties on uncertain tax positions as a component of income tax expense and recognizes interest income on refundable income taxes as a component of other non-interest income.

Fair Value Measurements

The Company measures certain assets and liabilities on a fair value basis, in accordance with Accounting Standards Codification (ASC) Topic 820, "Fair Value Measurement." Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Revenue From Contracts With Customers

Revenue from contracts with customers generally comprises deposit service fees, which are included as a component of other non-interest income in the accompanying Consolidated Statements of Income. The Company identifies the performance obligations included in the contracts with customers, determines the transaction price, allocates the transaction price to the performance obligations, as applicable, and recognizes revenue when performance obligations are satisfied, which is generally at the point services are performed for the customer.

Operating Segments

While management monitors the revenue streams of the Company’s various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment.

Stock Compensation Plans

Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors based upon the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize forfeitures as they occur.

Supplemental Executive Retirement Plan

In connection with the previous acquisition of Chinatown Federal Savings Bank (“CFSB”), the assets of the CFSB Supplemental Executive Retirement Plan (“CFSB SERP”) are included in the Consolidated Statements of Financial Condition. The CFSB SERP provides benefits to two former executives of CFSB and the assets of the CFSB SERP are held in a Rabbi Trust which was fully funded prior to the acquisition of CFSB by the Company. The Company has no further liability or obligation with respect to the CFSB SERP assets other than record keeping. No ongoing valuation of the assets will be obtained and the amount of plan assets will continue to be equal to the liability reflected on the Consolidated Statement of Financial Condition. The SERP liability is included in other liabilities on the Consolidated Statement of Financial Condition.

Accounting Standards Issued But Not Yet Effective

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases. The amendments in this update primarily replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases and lessor accounting requirements for operating leases and sales type and direct financing leases (sales-type and direct financing leases were both previously referred to as capital leases) are largely unchanged. The amendments require the lessee of an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a right-of-use asset and lease liability equal to the present value of the lease payments. The right-of-use asset and lease liability should be derecognized in a manner that effectively yields a straight-line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also change the types of costs that can be capitalized related to a lease agreement for both lessees and lessors. The amendments also require additional disclosures for all lease types for both lessees and lessors. The FASB has subsequently issued additional ASUs intended to clarify guidance, provide implementation support, and provide an additional transition election. The amendments are effective on October 1, 2022, with early adoption permitted. The amendments must be applied on a modified retrospective basis, and we anticipate selecting the transition option that will allow us to record a cumulative adjustment as of the adoption date. We are assessing our current population of lease contracts and upon adoption, our balance sheet will include a right-of-use asset and lease liability for our operating leases where we are the lessee, which primarily include our facilities leases. We do not anticipate the adoption of these amendments will have a material impact to our consolidated financial statements. We plan to adopt these amendments on October 1, 2022 and expect to use the modified retrospective approach as currently required.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (i.e. loans and held to maturity securities), including certain off-balance sheet financial instruments (i.e. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating credit losses. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as provision for loan losses for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As the Company is a smaller-reporting company under SEC regulations, the Company will adopt CECL on October 1, 2023 and the future adoption of this ASU may have a material effect on the Company’s consolidated financial statements.

Note 2. Business Combinations

On May 26, 2021, the Company completed its previously announced acquisition of Savoy Bank pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 27, 2020, as amended, between the Company, the Bank and Savoy. Pursuant to the Merger Agreement, Savoy was merged with and into the Bank, with the Bank surviving, in a two-step transaction (collectively, the “Merger”).

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

A preliminary summary of the fair value of assets received and liabilities assumed are as follows:

(in thousands)	As Recorded by Savoy	Fair Value Adjustments		As Recorded by Hanover
Assets
Cash and due from banks	$59,155	$-		$59,155
Investment securities available-for-sale	239	-		239
Loans held for sale	3,883	-		3,883
Loans held for investment	569,251	8,612	(a)	577,863
Premises and equipment, net	234	(22)	(b)	212
Core deposit intangible	-	490	(c)	490
Accrued interest receivable	5,171	(650)	(d)	4,521
Other assets	10,432	(2,925)	(e)	7,507
Total assets acquired	$648,365	$5,505		653,870
Liabilities
Deposits	$340,215	$2,527	(f)	$342,742
Borrowings	258,247	301	(g)	258,548
Accrued interest payable	1,050	-		1,050
Other liabilities and accrued expenses	3,817	(342)	(h)	3,475
Total liabilities assumed	$603,329	$2,486		605,815
Net assets acquired				48,055
Total consideration				65,512
Goodwill				$17,457

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
(e)
Represents an adjustment to other assets acquired. The largest adjustment was the net deferred tax assets resulting from the fair value adjustment related to the acquired assets, liabilities assumed and identifiable intangible assets recorded.

(f)	Represents the fair value adjustments on time deposits, which will be treated as a reduction of interest expense over the remaining term of the time deposits.
(g)	Represents the fair value adjustments on an FHLB borrowing, which will be treated as a reduction to interest expense over the life of the borrowing.
(h)	Represents an adjustment to other liabilities assumed.

A summary of total consideration paid is as follows:

(in thousands, except shares)
Common stock issued (1,357,567 shares issued)	$32,521
Cash payments to common shareholders	32,991
Total consideration paid	$65,512

With the Savoy acquisition, the Company significantly expanded its commercial banking and SBA lending capabilities. None of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the Company’s only reporting unit, which is the Company as a whole.

The Company engaged a third-party specialist to develop the fair value estimate of Savoy’s loan portfolio as of the acquisition date in accordance with ASC 820. Inputs and assumptions used in the fair value estimate of the loan portfolio, includes interest rate, servicing, credit and liquidity risk, and required equity return. The fair value of loans was calculated using a discounted cash flow analysis based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of Savoy’s allowance for loan losses associated with the loans that were acquired, as the loans were initially recorded at fair value as of the acquisition date.

The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years and the amortization is based on dollar weighted deposit runoff on an annualized basis.

The fair value of retail demand and interest-bearing deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities.

Other borrowed funds include borrowings from the FHLB. The fair value of these borrowings was estimated by discounting the contractual future cash flows using FHLB rates offered of similar maturities.

The estimated fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available. During this one-year period, the causes of any changes in cash flow estimates are considered to determine whether the change results from circumstances that existed at the acquisition date or if the change results from an event that occurred after the acquisition date.

During the fiscal fourth quarter of 2021, the Company revised its initial estimates and assumptions regarding the valuation of acquired deferred tax assets. Because such revision occurred during the first 12 months following the date of acquisition and was not the result of an event that occurred subsequent to the acquisition date, the Company has increased goodwill recorded by $1.1 million to reflect this change in estimate.

Acquisition costs are expensed as incurred as a component of non-interest expense and primarily include, but are not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses. The Company incurred total acquisition costs of $4.4 million during the year ended September 30, 2021.

The Company has determined the above noted acquisition constitutes a business combination as defined by ASC Topic 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. The Company has recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with ASC Topic 805.

The following is a summary of the loans accounted for in accordance with ASC 310-30 that were acquired in the Savoy acquisition as of the merger date:

(in thousands)
Contractually required principal and interest at acquisition	$14,416
Contractual cash flows not expected to be collected (non-accretable discount)	(3,467)
Expected cash flows at acquisition	10,949
Interest component of expected cash flows (accretable discount)	(540)
Fair value of acquired purchased credit impaired loans	$10,409

The following table presents unaudited pro-forma information as if the acquisition of Savoy had occurred on October 1, 2019. This pro-forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects and is based on our historical results for the periods presented. Transaction-related costs related to each acquisition are not reflected in the pro-forma amounts. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired Savoy at the beginning of fiscal year 2020. Cost savings are also not reflected in the unaudited pro-forma amounts.

		Pro-Forma for Year Ended September 30,
(in thousands, except share and per share data)	Actual from Acquisition Date through September 30, 2021	2021	2020
Net interest income	$20,736	$54,841	$48,555
Non-interest income	2,171	10,803	5,785
Net income	7,420	24,173	12,770

Pro-forma earnings per share:
Basic	$1.33	$4.35	$2.31
Diluted	$1.31	$4.28	$2.29

Weighted average shares outstanding:
Basic	5,558,008	5,561,449	5,519,847
Diluted	5,643,529	5,651,109	5,584,534

Note 3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2021 and 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$722	$112	$(1)	$833
Corporate bonds	6,700	214	-	6,914
Total available-for-sale	$7,422	$326	$(1)	$7,747

Held-to-maturity:
U.S. GSE residential mortgage-backed securities	$2,417	$74	$-	$2,491
U.S. GSE commercial mortgage-backed securities	2,694	175	-	2,869
Corporate bonds	3,500	9	(4)	3,505
Total held-to-maturity	8,611	258	(4)	8,865
Total securities	$16,033	$584	$(5)	$16,612

	September 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$838	$124	$-	$962
Corporate bonds	5,000	73	-	5,073
Total available-for-sale	$5,838	$197	$-	$6,035

Held-to-maturity:
U.S. GSE residential mortgage-backed securities	$4,478	$118	$-	$4,596
U.S. GSE commercial mortgage-backed securities	2,749	253	-	3,002
Corporate bonds	3,500	33	-	3,533
Total held-to-maturity	10,727	404	-	11,131
Total securities	$16,565	$601	$-	$17,166

The amortized cost and estimated fair value of investment securities at September 30, 2021, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

	September 30, 2021
(in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	6,700	6,914
Due after ten years	-	-
Residential mortgage-backed securities	722	833
Total available-for-sale	$7,422	$7,747

Held-to-maturity:
Due in one year or less	$-	$-
Due after one year through five years	1,500	1,496
Due after five years through ten years	2,000	2,009
Due after ten years	-	-
Residential mortgage-backed securities	2,417	2,491
Commercial mortgage-backed securities	2,694	2,869
Total held-to-maturity	$8,611	$8,865

At September 30, 2021 and 2020, respectively, investment securities with an estimated fair value of approximately $5.1 million and $5.6 million were pledged to secure public deposits and for other purposes required or permitted by law.

There were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity at September 30, 2021. At September 30, 2020, securities issued by U.S. Government sponsored agencies exceeded 10% of stockholders’ equity.

The following table presents a summary of realized gains and losses from the sale of investment securities:

	Year Ended September 30,
(in thousands)	2021	2020
Proceeds from sales	$3,240	$-
Gross realized gains on sales	$240	$-
Gross realized losses on sales	-	-
Total realized gains, net(1)	$240	$-

(1) Amount does not include associated income tax of $49 for year ended September 30, 2021

The following tables detail gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2021. There were no securities with gross unrealized losses at September 30, 2020.

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands, except number of securities)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$143	$(1)	$-	$-	6	$143	$(1)
Total available-for-sale	$143	$(1)	$-	$-	6	$143	$(1)

Held-to-maturity:
Corporate bonds	$1,496	$(4)	$-	$-	1	$1,496	$(4)
Total held-to-maturity	$1,496	$(4)	$-	$-	1	$1,496	$(4)

Note 4. Loans

The following table sets forth the major classifications of loans:

	September 30,
(in thousands)	2021	2020
Real estate:
Residential	$444,011	$454,073
Multi-family	266,294	136,539
Commercial	348,641	113,615
Total real estate	1,058,946	704,227
Commercial and industrial	172,274	21,100
Construction	15,374	-
Consumer	11	24
	1,246,605	725,351
Deferred loan fees and costs, net	520	(332)
Total loans	1,247,125	725,019
Allowance for loan losses	(8,552)	(7,869)
Net loans	$1,238,573	$717,150

As of September 30, 2021 and 2020, the Company was servicing approximately $233.2 million and $26.8 million, respectively, of loans for others. The Company had no loans held for sale as of September 30, 2021 and 2020. In the years ended September 30, 2021 and 2020, the Company sold approximately $46.6 million and $37.0 million, respectively, of loans and recognized gains on the sales of loans of $1.3 million and $0.9 million, respectively.

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount for those loans at September 30, 2021 is as follows:

(in thousands)
Commercial real estate	$8,324
Commercial and industrial	1,917
Total recorded investment	$10,241

The Company has not recorded an allowance for loan losses related to these loans at September 30, 2021.

The following table presents a summary of changes in accretable difference on purchased loans accounted for under ASC 310-30:

(in thousands)	Year Ended September 30, 2021
Balance at beginning of period	$-
Accretable differences acquired	540
Accretion	(194)
Adjustments to accretable difference due to changes in expected cash flows	-
Ending balance	$346

The Company continuously monitors the credit quality of its loan receivables. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that internally assigned credit risk ratings by loan segment are the key credit quality indicators that best assist management in monitoring the credit quality of the Company’s loan receivables.

The Company has adopted a credit risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed and adjusted if necessary. In addition, the Company engages a third-party independent loan reviewer that performs quarterly reviews of a sample of loans, validating the credit risk ratings assigned to such loans. The credit risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial loans individually by classifying the loans as to credit risk. The Company uses the following definitions for risk ratings:

Special Mention: The loan has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects for the asset or in the Company’s credit position at some future date.

Substandard: The loan is inadequately protected by current sound worth and paying capacity of the obligor or collateral pledged, if any. Loans classified as Substandard must have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful: The loan has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing factors, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “pass” rated loans. Loans listed as “not rated” are homogenous residential and consumer type loans which are evaluated based on payment performance as previously disclosed in the aging of past due loans.

The following tables represent loans categorized by class and internally assigned risk grades.

	September 30, 2021
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$433,299	$5,115	$5,594	$3	$444,011
Multi-family	262,984	2,852	458	-	266,294
Commercial	316,727	16,274	15,640	-	348,641
Commercial and industrial	168,104	540	3,630	-	172,274
Construction	13,607	1,767	-	-	15,374
Consumer	11	-	-	-	11
Total loans	$1,194,732	$26,548	$25,322	$3	$1,246,605

	September 30, 2020
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$449,834	$3,702	$537	$-	$454,073
Multi-family	135,197	1,294	48	-	136,539
Commercial	111,314	893	1,408	-	113,615
Commercial and industrial	20,767	-	333	-	21,100
Construction	-	-	-	-	-
Consumer	24	-	-	-	24
Total loans	$717,136	$5,889	$2,326	$-	$725,351

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due and non-accrual loans as of September 30, 2021 and 2020 by portfolio segment:

	September 30, 2021
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 days Past Due	Non-accrual		Total past due and Non-accrual	Purchased Credit Impaired	Current	Total Loans
Real Estate:
Residential	$1,032	$1,601	$-	$5,554	(1)	$8,187	$-	$435,953	$444,140
Multi-family	-	-	-	458	(2)	458	-	266,256	266,714
Commercial	1,939	-	-	1,016	(3)	2,955	8,324	337,528	348,807
Commercial and industrial	3,641	-	-	-		3,641	1,917	166,519	172,077
Construction	-	-	-	-		-	-	15,374	15,374
Consumer	-	-	-	-		-	-	13	13
Total loans	$6,612	$1,601	$-	$7,028		$15,241	$10,241	$1,221,643	$1,247,125

(1)	Of the residential real estate non-accrual loans, $1,026 were 61 days past due and $4,528 were greater than 89 days past due.
(2)	Multi-family non-accrual loans at September 30, 2021 were greater than 89 days past due.
(3)	Commercial real estate non-accrual loans at September 30, 2021 were greater than 89 days past due.

	September 30, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 days Past Due	Non-accrual(1)	Total past due and Non-accrual	Purchased Credit Impaired	Current	Total Loans
Real Estate:
Residential	$4,507	$-	$-	$538	$5,045	$-	$448,715	$453,760
Multi-family	-	-	-	47	47	-	136,690	136,737
Commercial	-	-	296	34	330	-	113,428	113,758
Commercial and industrial	-	-	-	334	334	-	20,404	20,738
Consumer	-	-	-	-	-	-	26	26
Total loans	$4,507	$-	$296	$953	$5,756	$-	$719,263	$725,019

(1)	Non-accrual loans at September 30, 2020 were greater than 89 days past due.

The following table presents information related to impaired loans by portfolio segment as of and for the years ended September 30, 2021 and 2020:

	September 30, 2021
(in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Interest Income Recognized	Average Recorded Investment
With no related allowance recorded:
Real estate:
Residential	$7,382	$7,198	$-	$103	$4,994
Multi-family	382	458	-	7	177
Commercial	522	517	-	3	197
Commercial and industrial	535	500	-	-	173
Total	$8,821	$8,673	$-	$113	$5,541

	September 30, 2020
(in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Interest Income Recognized	Average Recorded Investment
With no related allowance recorded:
Real Estate:
Residential	$2,221	$2,221	$-	$87	$2,237
Multi-family	47	47	-	16	66
Commercial	629	629	-	44	651
Commercial and industrial	634	334	-	-	634
Total	$3,531	$3,231	$-	$147	$3,588

Accrual basis income recognized on impaired loans approximates cash basis income. The recorded investment in loans excludes accrued interest receivable due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

Troubled Debt Restructurings
A restructuring constitutes a troubled debt restructuring when the restructuring includes a concession by the Bank and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed to determine if that borrower is currently in payment default under any of its obligations or whether there is a probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  The Company has six loans that are classified as a troubled debt restructuring at September 30, 2021 and 2020 with a total recorded investment of $1.6 million and $1.7 million, respectively.

The Company has not allocated any specific reserves for these loans at September 30, 2021 and 2020. The Company had no commitment to lend additional funds to these debtors at September 30, 2021 and 2020.

There are no troubled debt restructurings for which there was a payment default during 2021 and 2020 for loans that were modified during the twelve-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

During the years ended September 30, 2021 and 2020, the Company did not record any new troubled debt restructurings.

Note 5: Allowance for Loan Losses

The following tables represent the activity in the allowance for loan losses by portfolio segment for the years ended September 30, 2021 and 2020:

	Year Ended September 30, 2021
(in thousands)	Residential Real Estate	Multi- Family	Commercial Real Estate	Commercial and Industrial	Construction	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,103	$1,506	$1,221	$38	$-	$1	$7,869
Provision for loan losses	(681)	959	693	29	-	-	1,000
Loans charged-off	(267)	(32)	(30)	-	-	-	(329)
Recoveries	-	-	-	12	-	-	12
Ending balance	$4,155	$2,433	$1,884	$79	$-	$1	$8,552

	Year Ended September 30, 2020
(in thousands)	Residential Real Estate	Multi- Family	Commercial Real Estate	Commercial and Industrial	Construction	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,647	$1,215	$1,193	$75	$-	$13	$7,143
Provision for loan losses	456	291	252	263	-	(12)	1,250
Loans charged-off	-	-	(224)	(300)	-	-	(524)
Recoveries	-	-	-	-	-	-	-
Ending balance	$5,103	$1,506	$1,221	$38	$-	$1	$7,869

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment evaluation method:

	September 30, 2021
(in thousands)	Residential Real Estate	Multi- Family	Commercial Real Estate	Commercial & Industrial	Construction	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	4,155	2,433	1,884	79	-	1	8,552
Purchased-credit impaired	-	-	-	-	-	-	-
Total allowance for loan losses	$4,155	$2,433	$1,884	$79	$-	$1	$8,552
Loans:
Individually evaluated for impairment	$7,198	$458	$517	$500	$-	$-	$8,673
Collectively evaluated for impairment	436,942	266,256	339,966	169,660	15,374	13	1,228,211
Purchased-credit impaired	-	-	8,324	1,917	-	-	10,241
Total loans held for investment	$444,140	$266,714	$348,807	$172,077	$15,374	$13	$1,247,125

	September 30, 2020
(in thousands)	Residential Real Estate	Multi- Family	Commercial Real Estate	Commercial & Industrial	Construction	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	5,103	1,506	1,221	38	-	1	7,869
Purchased-credit impaired	-	-	-	-	-	-	-
Total allowance for loan losses	$5,103	$1,506	$1,221	$38	$-	$1	$7,869
Loans:
Individually evaluated for impairment	$2,221	$47	$629	$334	$-	$-	$3,231
Collectively evaluated for impairment	451,539	136,690	113,129	20,404	-	26	721,788
Purchased-credit impaired	-	-	-	-	-	-	-
Total loans held for investment	$453,760	$136,737	$113,758	$20,738	$-	$26	$725,019

Note 6. Premises and Equipment

The following table details the components of premises and equipment:

	September 30,
(in thousands)	2021	2020
Land	$1,600	$1,600
Buildings and improvements	9,974	9,434
Leasehold improvements	2,354	2,001
Furniture, fixtures and equipment	5,269	5,454
Construction in progress	1,124	329
	20,321	18,818
Less: Accumulated depreciation and amortization	(5,318)	(4,662)
Premises and equipment, net	$15,003	$14,156

Depreciation and amortization was $1.4 million and $1.3 million for the years ended September 30, 2021 and 2020, respectively.

Note 7. Deposits

The following table details the components of deposits:

	September 30,
(in thousands)	2021	2020
Non-interest bearing:
Demand	$191,537	$82,350
Interest-bearing:
NOW	353,977	34,086
Money market	181,148	110,353
Savings	60,164	43,218
Time deposits $250,000 and greater	60,242	78,628
Time deposits less than $250,000	317,594	316,125
Total interest-bearing	973,125	582,410
Total deposits	$1,164,662	$664,760

The scheduled maturities of time deposits are as follows:

September 30,
(in thousands)	2021
2022	$277,431
2023	49,059
2024	25,248
2025	18,002
2026	7,104
Thereafter	992
Total	$377,836

Note 8. Borrowings

The following table sets forth the contractual maturities and weighted average interest rates of the Company’s fixed rate FHLB advances:

(in thousands)	Balance at September 30, 2021
Contractual Maturity	Amount	Weighted Average Rate
2022	$4,000	2.02%
2023	12,040	2.23%
2024	18,860	0.98%
2025	7,080	0.58%
Total	$41,980	1.37%

	Balance at September 30, 2020
Contractual Maturity	Amount	Weighted Average Rate
2021	$34,758	1.67%
2022	4,000	2.02%
2023	4,300	1.15%
2024	18,860	0.98%
Thereafter	7,080	0.58%
Total	$68,998	1.36%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $432.7 million and $143.7 million of residential and commercial mortgage loans under a blanket lien arrangement at September 30, 2021 and 2020, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $35.9 million at September 30, 2021.

At September 30, 2021 and 2020, the Company's borrowings from the Federal Reserve’s Paycheck Protection Liquidity Facility (“PPPLF”) were $117.7 million and $16.2 million, respectively. The borrowings have a rate of 0.35% and the maturity date will equal the maturity date of the underlying PPP loan pledged to secure the extension of credit. The maturity date of a PPP loan is either two or five years from origination date. The Company utilized the PPPLF to fund PPP loan production. The borrowings are fully pledged by PPP loans as of September 30, 2021 and 2020.

On December 29, 2017, the Company obtained a $15.0 million loan from another bank. The rate on the loan was fixed at 5.85% for a term of 9 years. The loan was interest only for the first 4 years and then principal and interest for the remaining term using a 10-year amortization schedule with a balloon payment at maturity. The loan was secured by the Bank’s stock. The Company recorded an immaterial amount of debt issuance costs as of September 30, 2020. The loan was paid off in October 2020.

In October 2020, the Company completed the private placement of $25.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2030 (the “Notes”) to certain qualified institutional buyers and accredited investors. The Notes will initially bear interest, payable semi-annually, at the rate of 5.00% per annum, until October 15, 2025. From and including October 15, 2025, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (“SOFR”) plus 487.4 basis points. The Company may, at its option, beginning with the interest payment date of October 15, 2025 but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, subject to the receipt of any required regulatory approval. The Notes are not subject to redemption at the option of the holder. These subordinated notes are included as a component of Tier 1 capital for regulatory reporting.

At September 30, 2021, the unamortized issuance costs of the Notes were $0.5 million. For the year ended September 30, 2021, $0.1 million of issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Balance Sheet.

Note 9. Goodwill and Other Intangible Assets

FASB ASC 350, Intangibles - Goodwill and Other, requires a company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstance indicate that the asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess.

The following table presents activity for goodwill and other intangible assets, which consist of core deposit intangibles:

	September 30,
(in thousands)	2021	2020
Goodwill at beginning of period	$1,901	$1,482
Acquisition	17,457	-
Measurement period adjustment for previous acquisition	(190)	419
Goodwill at end of period	$19,168	$1,901

Other intangible assets at beginning of period	$22	$27
Acquisition	490	-
Amortization	(32)	(5)
Other intangible assets at end of period	$480	$22

The Company has identified one reporting units for purposes of testing goodwill for impairment, which is the Company as a whole.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At August 31, 2021, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

The following table presents the gross carrying amount and accumulated amortization for the Company’s other intangible assets, which consists of core deposit intangibles:

	September 30,
(in thousands)	2021	2020
Gross carrying amount	$517	$27
Accumulated amortization	(37)	(5)
Net book value	$480	$22

At September 30, 2021, the weighted-average remaining life of the Company's other intangible assets was 4.37 years.

The following table presents estimated future amortization expense for other intangible assets:

(in thousands)
2022	$81
2023	72
2024	63
2025	55
2026	49
Thereafter	160
Total	$480

Note 10. Income Taxes

The following table details the components of income tax expense:

	Year Ended September 30,
(in thousands)	2021	2020
Current:
Federal	$2,594	$1,303
State	242	116
Total current	2,836	1,419
Deferred:
Federal	394	91
State	(383)	(1,200)
Total deferred	11	(1,109)
Change in valuation allowance	354	930
Total income tax expense	$3,201	$1,240

The following table reflects a reconciliation of reported income tax expense to the amount that would result from applying the federal statutory rate of 21%:

	Year Ended September 30,
	2021		2020
(in thousands)	Amount	Percentage of Pre-tax Earnings	Amount	Percentage of Pre-tax Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$2,951	21.0%	1,305	21.0%
State taxes, net of federal benefit	48	0.3%	(646)	-10.4%
Non-deductible transaction costs	204	1.5%	43	0.7%
Other	(356)	-2.5%	(392)	-6.3%
Valuation allowance	354	2.5%	930	15.0%
Income tax expense	$3,201	22.8%	$1,240	20.0%

The following table summarizes the composition of deferred tax assets and liabilities:

	September 30,
(in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$2,602	$2,468
Organizational costs	76	46
Start-up and other costs	77	115
Net operating loss carryforwards	2,443	1,887
Accrued SERP	1,288	1,462
Purchase accounting fair value adjustments	2,034	-
Other assets	1,984	1,134
Total deferred tax assets	10,504	7,112
Deferred tax liabilities:
Depreciation	(771)	(734)
Deferred loan fees/costs	(883)	(651)
Purchase accounting fair value adjustments	-	(670)
Tax bad debt reserve	(204)	(124)
Mortgage servicing rights	(1,122)	(49)
Unrealized gain on securities AFS	(70)	(41)
Total deferred tax liabilities	(3,050)	(2,269)
Total	7,454	4,843
Valuation allowance	(3,896)	(2,765)
Net deferred tax asset	$3,558	$2,078

The Company does not have net operating loss carryforwards available for federal income tax purposes as of September 30, 2021. The Company has net operating loss carryforwards available for state income tax purposes of approximately $29.7 million. For state purposes, $12.4 million expires in 2025 and the remaining $17.3 million will begin to expire in 2026. The Company has net operating loss carryforwards available for city income tax purposes of approximately $9.8 million, of which $1.5 million expires in 2025 and the remaining balance of $8.3 million will begin to expire in 2027.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  The Company has recorded a federal deferred tax asset as, based upon an analysis of the evidence, it is more likely than not that such federal deferred tax asset will be recoverable. The federal deferred tax asset is included in other assets on the balance sheet. In March of 2014, New York State adopted legislation that benefited small community banks with less than $8 billion in average assets. Specifically, this legislation provides for a state and city subtraction modification for which the Company qualifies. This subtraction modification causes the Company to consistently generate net operating losses for New York State and New York City purposes and it will continue to do so for the foreseeable future. Accordingly, the Company has recorded a valuation allowance against the New York State  and New York City portions of the deferred tax asset, as it is not more likely than not that such deferred tax assets will be recoverable. Management reassesses the need for a valuation allowance on an annual basis, or more frequently if warranted.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Connecticut, New Jersey and New York and the city of New York. The Company is no longer subject to examination by taxing authorities for years before 2017.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. The Company has no unrecorded tax benefits, and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

Note 11. Equity Compensation Plans

The Company’s 2021 and 2018 Equity Compensation Plans (“the 2021 Plan” and “the 2018 Plan”, respectively), provide for the grant of stock-based compensation awards to members of management, including employees and management officials, including members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 427,500 shares remain available for issuance at September 30, 2021. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 195,848 shares remain available for issuance at September 30, 2021.  Hanover assumed the 2013 Savoy Bank Stock Option Plan solely in connection with options to purchase Savoy common stock held by the former Chief Executive Officer of Savoy and which, under the terms of the Agreement and Plan of Merger between the Company and Savoy, were converted into options to purchase 71,900 shares of Hanover common stock.

Stock Options

Stock options are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant, and generally with vesting periods of three years and contractual terms of ten years. All stock options fully vest upon a change in control.

The fair value of stock options is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the common stock of the Company’s peers. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Expected terms are based on historical data and represent the periods in which the options are expected to be outstanding. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding, October 1, 2020	155,506	$11.35	$1,623	4.66 years
Converted in Savoy acquisition	71,900	5.51
Exercised	-	-
Forfeited	-	-
Outstanding, September 30, 2021 (1)	227,406	$9.50	$2,043	3.51 years

(1) All outstanding options are fully vested and exercisable

In connection with the Savoy Bank acquisition, the Company assumed fully vested legacy Savoy stock options held by the former Chief Executive Officer of Savoy which were converted into options to purchase 71,900 shares of Hanover common stock at a weighted average exercise price of $5.51 per share and fair value of $17.65 per share.

The Company recorded an immaterial amount of compensation expense attributable to stock options for the years ended September 30, 2021 and 2020, respectively.

Restricted Stock

During the year ended September 30, 2021, restricted stock awards of 22,727 shares were granted with a three-year vesting period and 6,000 shares were granted with a four-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. Since there is no active market for the Company’s stock, the fair value of the restricted stock awards was estimated on the date of grant based on the prices of the most recent transactions in the Company’s common stock.

A summary of restricted stock activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested, October 1, 2020	95,052	$19.56
Granted	28,727	19.88
Vested	(46,112)	19.16
Forfeited	(1,834)	21.85
Unvested, September 30, 2021	75,833	19.87

Compensation expense attributable to restricted stock was $0.9 million and $0.8 million for the years ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $1.1 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 1.72 years. The total fair value of shares vested during the years ended September 30, 2021 and 2020 was $0.9 million and $0.8 million, respectively.

Note 12. Related Party Transactions

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, their immediate families and their affiliated companies (commonly referred to as related parties). Loans to related parties during 2021 were as follows:

(in thousands)
Beginning balance, October 1, 2020	$2,577
New loans	-
Repayments	(87)
Ending balance, September 30, 2021	$2,490

Deposits from principal officers, directors and their affiliates at September 30, 2021 and 2020 were $20.0 million and $4.6 million, respectively.

Note 13. Commitments and Contingent Liabilities

Loan Commitments and Other Related Activities

Some financial instruments such as loan commitments, credit lines, letters of credit, and overdraft protection are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The following represents commitments outstanding:

	September 30,
(in thousands)	2021	2020
Standby letters of credit	$786	$159
Loan commitments outstanding	81,040	17,405
Unused lines of credit	24,639	11,218
Total	$106,465	$28,782

Of the $81.0 million of loan commitments outstanding at September 30, 2021, $61.4 million are fixed rate commitments and $19.7 million are variable rate commitments. Of the $17.4 million of loan commitments outstanding at September 30, 2020, $0.4 million are fixed rate commitments and $17 million are variable rate commitments. All unused lines of credit at September 30, 2021 and 2020 are variable rate commitments.

Leases

The Company is obligated to make minimum annual rental payments under non-cancelable operating leases. Projected minimum rentals under the existing leases are as follows:

(in thousands)	Total
2022	$1,886
2023	1,921
2024	1,948
2025	1,951
2026	1,621
Thereafter	4,729
Total	$14,056

The leases contain renewal options and rent escalation clauses. In addition, the leases provide for additional payments based upon real estate taxes, interest and other charges. Rent expense under operating leases for the years ended September 30, 2021 and 2020 approximated $1.7 million and $1.6 million, respectively.

Note 14. Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators, Failure to meet minimum capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2021, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table sets forth the Bank’s actual capital amounts and ratios under current regulations:

	September 30, 2021
	Actual Capital		Minimum Capital Adequacy Requirement		Minimum Capital Adequacy Requirement with Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$132,554	15.59%	$68,040	8.00%	$89,303	10.50%	$85,050	10.00%
Tier 1 capital to risk-weighted assets	123,666	14.54	51,030	6.00	72,293	8.50	68,040	8.00
Common equity tier 1 capital to risk-weighted assets	123,666	14.54	38,273	4.50	59,535	7.00	55,283	6.50
Tier 1 capital to average total assets	123,666	9.45	52,338	4.00	N/A	N/A	65,423	5.00

	September 30, 2020
	Actual Capital		Minimum Capital Adequacy Requirement		Minimum Capital Adequacy Requirement with Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$95,079	20.57%	$36,970	8.00%	$48,523	10.50%	$46,212	10.00%
Tier 1 capital to risk-weighted assets	89,275	19.32	27,727	6.00	39,281	8.50	36,970	8.00
Common equity tier 1 capital to risk-weighted assets	89,275	19.32	20,796	4.50	32,349	7.00	30,038	6.50
Tier 1 capital to average total assets	89,275	11.22	31,820	4.00	N/A	N/A	39,775	5.00

Due to a FRB policy applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to any consolidated regulatory capital requirements.

Dividend restrictions - The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of September 30, 2021, $28.4 million of retained earnings is available to pay dividends.

Note 15. Fair Value Measurements

FASB ASC No. 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined using quoted market prices. However, in many instances, quoted market prices are not available. In such instances, fair values are determined using appropriate valuation techniques. Various assumptions and observable inputs must be relied upon in applying these techniques. Accordingly, categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As such, the fair value estimates may not be realized in an immediate transfer of the respective asset or liability.

FASB ASC 820-10 also establishes a fair value hierarchy and describes three levels of inputs that may be used to measure fair values: The three levels within the fair value hierarchy are as follows:

•	Level 1: Valuation is based upon unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•
Level 2: Fair value is calculated using significant inputs other than quoted market prices that are directly or indirectly observable for the asset or liability. The valuation may rely on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, rate volatility, prepayment speeds, credit ratings,) or inputs that are derived principally or corroborated by market data, by correlation, or other means.

•
Level 3: Inputs for determining the fair value of the respective assets or liabilities are not observable. Level 3 valuations are reliant upon pricing models and techniques that require significant management judgment or estimation.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes assets measured at fair value on a recurring basis:

	September 30, 2021
		Fair Value Measurements Using:
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$833	$-	$833	$-
Corporate bonds	6,914	-	6,914	-
Mortgage servicing rights	3,690	-	-	3,690
Total	$11,437	$-	$7,747	$3,690

	September 30, 2020
		Fair Value Measurements Using:
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$962	$-	$962	$-
Corporate bonds	5,073	-	5,073	-
Mortgage servicing rights	155	-	-	155
Total	$6,190	$-	$6,035	$155

The fair value for the securities available-for-sale were obtained from an independent broker based upon matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The Company has determined these are classified as Level 2 inputs within the fair value hierarchy.

The fair value of mortgage servicing rights are based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. Fair value of loan servicing rights related to residential mortgage loans at September 30, 2021 was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, prepayment speeds ranging from 24.18% to 24.33% and a weighted average life ranging from 1.96 to 3.3 years. Fair value at September 30, 2020 for mortgage servicing rights was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, prepayment speeds ranging from 23.84% to 23.95% and a weighted average life ranging from 2.5 to 3.3 years.

The fair value of loan servicing rights for SBA loans at September 30, 2021 was determined based on discounted expected future cash flows using discount rates ranging from 4.64% to 21.81%, prepayment speeds ranging from 11.87% to 26.26% and a weighted average life ranging from 0.39 to 5.85 years.

The Company has determined these are mostly unobservable inputs and considers then Level 3 inputs within the fair value hierarchy.

The following table presents the changes in mortgage servicing rights for the periods presented:

	Year Ended September 30,
(in thousands)	2021	2020
Beginning balance	$155	$266
Loan servicing rights obtained from acquisition of Savoy	3,777	-
Additions	10	-
Adjustment to fair value	(252)	(111)
Ending balance	$3,690	$155

Assets Measured at Fair Value on a Non-recurring Basis

There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2021 and 2020 and for the years then ended.

Disclosures about Fair Value of Financial Instruments

The following table presents the carrying amount and the fair value of the Company’s financial instruments which are carried at cost and not measured or recorded at fair value at September 30, 2021 and 2020:

	September 30, 2021
		Fair Value Measurements Using:
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$166,544	$166,544	$-	$-	$166,544
Securities held-to-maturity	8,611	-	8,865	-	8,865
Securities available-for-sale	7,747	-	7,747	-	7,747
Federal Home Loan Bank stock	3,714	N/A	N/A	N/A	N/A
Loans, net	1,238,573	-	-	1,278,056	1,278,056
Accrued interest receivable	9,363	-	211	9,152	9,363

Financial Liabilities:
Time deposits	377,836	-	378,333	-	378,333
Demand and other deposits	786,826	786,826	-	-	786,826
Borrowings	159,642	-	159,608	-	159,608
Subordinated debentures	24,513	-	27,092	-	27,092
Accrued interest payable	1,290	1	713	576	1,290

	September 30, 2020
		Fair Value Measurements Using:
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$80,209	$80,209	$-	$-	$80,209
Securities held-to-maturity	10,727	-	11,131	-	11,131
Securities available-for-sale	6,035	-	6,035	-	6,035
Federal Home Loan Bank stock	4,170	N/A	N/A	N/A	N/A
Loans, net	717,150	-	-	746,969	746,969
Accrued interest receivable	6,766	-	218	6,548	6,766

Financial Liabilities:
Time deposits	394,753	-	397,842	-	397,842
Demand and other deposits	270,007	270,007	-	-	270,007
Borrowings	85,154	-	87,052	-	87,052
Note payable	14,984	-	-	15,329	15,329
Accrued interest payable	374	1	339	34	374

Note 16. Parent Company Only Condensed Financial Information

Condensed parent company only financial statements of Hanover Bancorp, Inc. are as follows:

Balance Sheets

	September 30,
(in thousands)	2021	2020
ASSETS
Cash and deposits due from banks	$571	$514
Investment in bank	146,232	91,792
Other assets	1,050	755
Total Assets	$147,853	$93,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable	$-	$14,984
Subordinated debentures	24,513	-
Accrued interest payable	576	34
Accrued expenses and other liabilities	235	-
Total Liabilities	25,324	15,018
Total Stockholders' equity	122,529	78,043
Total Liabilities and Stockholders' Equity	$147,853	$93,061

Statements of Income

	September 30,
(in thousands)	2021	2020
Interest income	$-	$3
Interest expense	1,361	895
Loss before income taxes and equity in undistributed earnings of the bank	(1,361)	(892)
Income tax benefit	296	187
Equity in undistributed earnings of the bank	11,916	5,679
Net Income	$10,851	$4,974

Statements of Cash Flows

	September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$10,851	$4,974
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of the bank	(11,916)	(5,679)
Amortization of debt issuance costs	72	3
Increase in other assets	(295)	(187)
Increase in accrued interest payable	542	29
Increase (decrease) in other liabilities	235	(13)
Net cash used in operating activities	(511)	(873)

Cash flows from investing activities:
Investment in bank	(9,000)	-
Net cash used in investing activities	(9,000)	-

Cash flows from financing activities:
Proceeds from issuance of subordinated debentures, net of issuance costs	24,455	-
Repayment of note payable	(15,000)	-
Net proceeds from stock options exercised	-	107
Net proceeds from issuance of common stock	113	112
Net cash provided by financing activities	9,568	219
Net increase (decrease) in cash and cash equivalents	57	(654)
Cash and cash equivalents, beginning of period	514	1,168
Cash and cash equivalents, end of period	$571	$514

Supplemental non-cash disclosures:
Common stock issued in acquisition	$31,252	$-
Stock options rolled over in acquisition	1,269	-
Note 17. Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares and participating securities outstanding during the reporting period. Diluted earnings per common share is the amount of earnings available to each share of common stock during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options. Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in the periods in which the effect would be anti-dilutive.

The Company's basic and diluted earnings per share calculations are presented in the following table:

	Year Ended September 30,
(in thousands, except share and per share data)	2021	2020
Net income	$10,851	$4,974

Weighted-average common shares - basic	4,669,009	4,162,280
Add: Dilutive effect of stock options	89,660	64,687
Weighted-average common shares - diluted	4,758,669	4,226,967

Basic earnings per share	$2.32	$1.20
Diluted earnings per share	$2.28	$1.18

There were no stock options that were antidilutive at September 30, 2021 and 2020.

Note 18. Accumulated Other Comprehensive Income

The following is changes in accumulated other comprehensive income by component, net of tax, for the years ending September 30, 2021 and 2020:

(in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Total
Balance at October 1, 2020	$156	$156
Other comprehensive income, before reclassification	291	291
Amount reclassified from accumulated other comprehensive income	(191)	(191)
Balance at September 30, 2021	$256	$256

(in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Total
Balance at October 1, 2019	$22	$22
Other comprehensive income	134	134
Balance at September 30, 2020	$156	$156

The following is significant amounts reclassified out of accumulated other comprehensive income for the year ended September 30, 2021:

(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in Statement of Income
Realized gains on securities available-for-sale	$240	Gain on sale of investment securities available-for-sale, net
Tax effect	(49)	Income tax expense
Net of tax	$191

Note 19. Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Company’s sources of non-interest income. Items outside the scope of ASC 606 are noted as such.

	Year Ended September 30,
(in thousands)	2021	2020
Loan fees and service charges(1)	$703	$301
Loan servicing income(1)	504	84
Service charges on deposit accounts	127	62
Net gain on sale of investments available-for-sale(1)	240	-
Net gain on sale of loans held-for-sale(1)	1,307	917
Other income(2)	468	-
Total non-interest income	$3,349	$1,364

(1) Not included within the scope of ASC 606
(2) Other income for the year ended September 30, 2021 includes $9 of merchant card processing fees, which are included in the scope of ASC 606. The remaining $457 represents recoveries on acquired loans, which are not included in the scope of ASC 606

A description of the Company’s revenue streams included in the scope of ASC 606 is as follows:

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Service-based fees, which include services such as ATM use fees, stop payment charges, wire transfers, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills its performance obligation to the customer. Account maintenance fees, which primarily relate to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies its performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on customer accounts are withdrawn from the customer’s account balance.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management, Board of Directors and shareholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection  of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of September 30, 2021, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Management

Pursuant to New York law and our Certificate of Incorporation, oversight and supervision is vested in our Board of Directors. Our Certificate of Incorporation provides that number of Directors shall not be less than one (1) and permit the exact number to be determined from time to time by the Board of Directors. Our Bylaws provide for a Board of Directors divided into three (3) classes.

The following table sets forth the names, ages, principal occupations, and business experience during the past five years for all of our directors. Our directors also serve as the directors of Hanover Bank.

Name and Position with Hanover	Age	Principal Occupation for Past Five Years	Term of Office Since-Expires(1)
Michael P. Puorro, Chairman and CEO	62	Chairman and CEO of Hanover and Hanover Bank	2012 - 2022
Varkey Abraham, Director	68	Owner of Shoe Wholesale/Retail Company and Real Estate Investor	2008 - 2024
Robert Golden, Director	58	Founder and CEO of TREO Brands and President of Golden Properties Group LLC	2014 - 2024
Ahron H. Haspel, Director	78	Attorney and Certified Public Accountant, Retired Partner of the law firm of Jones Day and KPMG, LLP	2012 - 2024
Michael Katz, Director	83	Physician, Former President of Ear Nose and Throat Associates of New York, P.C.	2012 - 2023
Metin Negrin, Director	55	Founder, Owner and President of Lexin Capital, a real estate investment, redevelopment and management company, Former Chairman of Savoy	2021 - 2022
Philip Okun, Director	67	Former President of Polimeni International and Chief Operating Officer of Skyline Management; Founding Partner of Realty Connect USA, LLC	2008 - 2023
Elena Sisti, Director	66	Managing Partner of Durel Associates, Agem LLC, and Riviera Development Corporation, real estate investment and management companies in New Jersey , Former Founder and Director of Savoy	2021 - 2022
John R. Sorrenti, Director	71	Architect, Founder and President of JRS Architect, P.C.	2012 - 2023

(1) Includes service on Hanover Bank’s Board of Directors prior to the formation of Hanover Bancorp, Inc.

Executive Officers

The following table sets forth the names, ages, positions and term of office of each of the executive officers of Hanover.

Name	Age	Position with Hanover	Term of Office Since-Expires(1)
Brian K. Finneran	64	President	2017
Lance P. Burke	42	Executive Vice President, Chief Financial Officer	2021
Denise Chardavoyne	44	Executive Vice President, Chief Operations Officer	2018
Kevin Corbett	62	Executive Vice President, Chief Credit Officer	2020
Lisa A. DiIorio	58	First Senior Vice President, Chief Accounting Officer	2016
Michael Locorriere	53	Executive Vice President, Chief Municipal Officer	2020
Alice Rouse	56	Executive Vice President, Chief Risk Officer	2017
McClelland Wilcox	50	Senior Executive Vice President, Chief Lending & Revenue Officer	2021

(1) Executive officers serve at the pleasure of the Board, and do not have set terms of office.

There are no arrangements between any of our directors and any other individuals pursuant to which any director was selected as a director. No director is related to any other director or executive officer by blood, marriage, or adoption. No director is also a director of a company having a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, except for Ahron Haspel, who serves as a Trustee of the North European Oil Royalty Trust.

The Business Background of Our Directors and Executive Officers

The following is a brief discussion of the business and banking background and experience of our directors and executive officers for at least the past five years. With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that led to the conclusion that the person should serve as a director. Unless otherwise indicated, directors and senior officers have held their positions for the past five years. No director has any family relationship, as defined in Item 401 of Regulation S-K, with any other director or with any of our executive officers.

•
Michael P. Puorro, Chairman and Chief Executive Officer. Mr. Puorro has over thirty years of banking experience, with over twenty-five years as a senior executive. Mr. Puorro previously served as the President of a Long Island based community bank, and as the Chief Financial Officer of a large, publicly traded thrift holding company. Prior to joining Hanover, Mr. Puorro was the Co-Chairman and President of Madison National Bancorp, Inc. and Madison National Bank where he was a leading member of Madison’s entrepreneurial group and executive management team. Prior to this, Mr. Puorro served as Executive Vice President and Chief Financial Officer of New York Community Bancorp, Inc. and as Executive Vice President and Chief Financial Officer of Roslyn Bancorp, Inc. Mr. Puorro is a former Board member of the New York Banker’s Association. Mr. Puorro earned a Bachelor of Business Administration degree in Accounting from Dowling College’s School of Professional Accountancy, and in addition to being a Certified Public Accountant, is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. In May 2012, Mr. Puorro received an Honorary Doctorate Degree in Human Letters from Dowling College. Through his business contacts in our market, Mr. Puorro has been able to attract customers and investors, and his financial expertise is of great value to the Board. In addition, as our senior executive officer, his insight on our operations is invaluable to the Board.

•
Robert Golden, Lead Independent Director. Mr. Golden’s family is the legacy co-founder of the Snapple Beverage Corporation which produced one of the nation's leading flavored beverages. By the time the Company was purchased by the Quaker Oats Company in 1994, it produced annual sales revenue of $700 million. Today, Mr. Golden is the Founder and CEO of TREO Brands, an innovative beverage company focused on plant-based hydration. Mr. Golden is also President of Golden Properties Group LLC which is an active investor in commercial office buildings and retail and residential properties in New York City and the surrounding areas, as well as throughout the Midwest. Prior to forming Golden Properties Group LLC, Mr. Golden was the owner of one of the largest cleaning and security companies in New York (Golden Mark). His company serviced mainly large office buildings and financial institutions. Mr. Golden is a contributor to many charitable organizations and is currently on the Nassau County Police Department Foundation Advisory Board. Mr. Golden attended the University of Bridgeport. Through his business activities, Mr. Golden has a strong sense of business conditions in our market that is invaluable to the Board.

•
Varkey Abraham, Director. Mr. Abraham is a founding director of Hanover Community Bank. Mr. Abraham is the principal owner and Chief Executive Officer of the Eric’s Shoe Stores chain in the United States, Abraham and Sons Leather Company and VA Smith Shoe Company International. Further, Mr. Abraham is a real estate investor, serves as Chairman of the Pravasi television channel, and is the President of the Queens Village New York Chamber of Commerce. Mr. Abraham is the former two-term President of the Indo-American Malayalee Chamber of Commerce and also served as a Sabha Council Member for Saint Thomas Mar Thoma Church. Mr. Abraham was born in Kerala, India. Mr. Abraham’s experience brings to the Board significant management expertise and leadership skills, as well as insight into the experience of locally owned business.

•
Ahron H. Haspel, Director. Mr. Haspel is an active investor and an attorney and CPA specialized in the tax area. He retired from Jones Day in January 2011 where he served as a partner specializing in the corporate tax and mergers acquisitions area. Prior to joining Jones Day in February 2005, Mr. Haspel was a partner at KPMG and served on its Board of Directors and in a number of leadership positions. While on the Board of KPMG, Mr. Haspel served on the firm's Audit, Compensation and Strategic Planning Committees. Mr. Haspel serves as a member of the Board and Trustee of North European Oil Royalty Trust (NRT) a New York stock exchange listed company and serves as Chairman of NRT’s Audit and Compensation Committees. Mr. Haspel is a qualified financial expert for SEC purposes. He earned a Bachelor of Science degree in Accounting from Long Island University, his Juris Doctor from Brooklyn Law School and his LLM degree in Taxation from New York University School of Law. He is a Certified Public Accountant and an active member of the New York Bar. He is also a member of the Board of a number of philanthropic organizations. Mr. Haspel’s extensive legal and accounting background and understanding of finance, and experience with public companies, proves invaluable to the Board.

•
Michael Katz, Director. Dr. Katz is an active financial institution investor and highly experienced and accomplished board-certified otolaryngologist. Dr. Katz has been in practice with Ear, Nose, and Throat Associates of New York, P.C. since 1969. For over 35 years, he served as President of the group practice which is one of the largest multi-specialty practices of its kind with offices located throughout Queens, Nassau, Suffolk, and the Bronx. While serving as President, Dr. Katz oversaw a growing practice of over 200 employees in multiple locations including over 30 physicians and physician assistants/nurse practitioners, specializing in otolaryngology, allergy & immunology, facial plastic and reconstructive surgery, audiology, sleep disorders and speech and swallowing disorders. Dr. Katz earned his undergraduate degree from Columbia University and his medical degree from the State University of New York, Downstate. He went on to complete general surgery training at Kings County Hospital in New York and then did his residency in otolaryngology at Manhattan Eye, Ear and Throat Hospital. He is board certified by the American Board of Otolaryngology. Dr. Katz was Chief of Ear, Nose and Throat (“ENT”) at Flushing Hospital and was previously Chief of ENT at New York Hospital Medical Center of Queens. Apart from the medical field, Dr. Katz serves as Co-Chairman of the Fisher Island Condo Board #2, is highly active in the area of environmental issues and is a large contributor to the UJA-Federation of NY. Dr. Katz’ business development capabilities in the Long Island marketplace led the Board to conclude that Dr, Katz should serve as a director.

•
Metin Negrin, Director. Mr. Negrin is the Founder and President of Lexin Capital, a private investment, development and management company that manages its own capital along with a global client base and makes direct investments in real estate. The firm has real estate investments in New York City as well as Florida, Maryland, Arizona and Mexico and had also past investments in France. Mr. Negrin is also active making direct investments in the technology sector, including his investments in Tipalti and Houzz as well as in the banking sector with Savoy Bank. Prior to the sale to Hanover Bank, Mr. Negrin was the Chairman of the Board of Savoy Bank. In addition, Mr. Negrin is the President of the Board of the Allen-Stevenson School, a boys Kindergarten-8 day school of 400 students on the Upper East Side and founded in 1883, as well as Treasurer and Executive Committee Board Member of the American Turkish Society. A graduate of Deutsche Schule High School in Istanbul, Mr. Negrin holds a BS in Economics and a MBA in Finance from NYU Stern School of Business. Mr. Negrin’s management and business experience led the Board to conclude that Mr. Negrin should serve as a director.

•
Philip Okun, Director. Mr. Okun is a founding director of Hanover Community Bank. Additionally, he has been Chairman of the Loan Committee since the Bank’s inception. Mr. Okun has been in the commercial real estate industry for more than 30 years. As President of Polimeni International, Mr. Okun was responsible for the Company’s development program in Poland, having completed numerous shopping centers throughout the country. As President of its affiliate company, Skyline Management Corp., he was responsible for the management of a 3,000,000 square foot portfolio of office buildings and shopping centers on Long Island and the east coast. Further, his experience includes redevelopment, leasing, financing, and brokerage. Mr. Okun is a founding partner of Realty Connect USA, LLC. Realty Connect currently has over 800 sales agents in 14 offices on Long Island and Queens. Mr. Okun is a licensed real estate broker in New York and Florida. He is author of the book “Make Money On Main Street” and a licensed sea captain. Mr. Okun earned a Bachelor of Arts degree in education from Fairleigh Dickinson University. Mr. Okun’s experience in the commercial real estate market led the Board to conclude that Mr. Okun should serve as a director.

•
Elena Sisti, Director. Ms. Sisti was the founder and chairperson emeritus of Savoy Bank, only the second New York bank established by a woman. Ms. Sisti founded Savoy Bank following a 25-year career at Citibank. Savoy Bank was designated as a Community Development Financial Institution by the U.S. Treasury Department and as a preferred lender by the Small Business Administration. Ms. Sisti is the Managing Partner of a New Jersey based real estate investment and management firm started by her family. She received a B.A. in Economics from Barnard College, Columbia University. Ms. Sisti immigrated to the United States in 1963 from Caracas, Venezuela. Her multicultural background is derived from a Greek-Romanian father, Spanish mother, and having lived on three continents. Ms. Sisti is married to neurosurgeon Dr. Michael B. Sisti and they have three children. Ms. Sisti’s experience in banking and financial services, along with her knowledge of our local community will assist us as we continue to grow.

•
John R. Sorrenti, Director. Mr. Sorrenti, FAIA, is Founder and President of JRS Architect, P.C., a full service architectural, interior design and preservation firm serving the greater New York City region. Since its inception in 1986, the firm has received numerous design awards under his leadership. Mr. Sorrenti has served on many committees both for American Institute of Architects (AIA) and National Council of Architectural Registration Board (NCARB) rising to the President of the New York State AIA, Vice President of the National AIA and Regional Director for the NCARB’s national board. Mr. Sorrenti chaired the AIA/College of Fellows’ Regional Representative Program nationally for six years and in 2016 was the Chancellor for the College of Fellows. He remains on the New York State Education Board of Architecture as an Extended Member, previously serving as Chair and is currently Chair of North Hempstead’s Landmarks Commission. In 1991, Mr. Sorrenti helped to form the guidelines for the Americans with Disabilities Act (ADA) and in 1993 assisted with the New York City ADA Code. Mr. Sorrenti has served on the National Architectural Accrediting Board Committee for college accreditation and has performed reviews of his peers for the American Council of Engineering Companies. In 2008, Mr. Sorrenti was presented with the Lifetime Achievement Award from the AIA Long Island Chapter and in 2017 received their Community Service Honor Award. Mr. Sorrenti earned a Bachelor of Architecture degree from New York Institute of Technology (NYIT), a Masters in Architecture from Ohio University, and an MBA from NYIT. Mr. Sorrenti provides the Board with significant leadership and managerial experience, particularly from the perspective of a locally based business entrepreneur.

Executive Officers who are not Directors

•
Brian K. Finneran, President. Mr. Finneran has over forty years of experience in the banking industry. Prior to joining us in 2017, Mr. Finneran was the former Executive Vice President and Chief Financial Officer and member of the Board of Directors at Suffolk Bancorp.

•
Lance P. Burke, Executive Vice President and Chief Financial Officer. Mr. Burke has over twenty years of experience in the banking industry. Prior to joining our team, Mr. Burke served as Senior Vice President and Controller of Dime Bank (formerly BNB Bank).

•
Denise Chardavoyne, Executive Vice President and Chief Operations Officer. Ms. Chardavoyne has over twenty years of banking experience. Ms. Chardavoyne previously served as Executive Vice President and Chief Information Officer of Amalgamated Bank, and Chief Information Officer at Suffolk County National Bank.

•
Kevin Corbett, Executive Vice President and Chief Credit Officer. Mr. Corbett has over thirty-five years of experience in the banking industry. Prior to joining us, Mr. Corbett served as Senior Vice President and Chief Credit Officer of Dime Community Bank and Senior Vice President and Chief Credit Officer of Astoria Bank.

•
Michael Locorriere, Executive Vice President and Chief Municipal Officer. Mr. Locorriere has more than thirty years of banking and government experience. Mr. Locorriere previously served as Executive Vice President & Director of Municipal Banking at Empire National Bank.

•
Alice T. Rouse, Executive Vice President and Chief Risk Officer. Ms. Rouse has over twenty-five years of banking experience. Prior to joining our team in 2017, she served in various financial and audit capacities at Astoria Bank.

•
McClelland (“Mac”) Wilcox, Senior Executive Vice President and Chief Lending & Revenue Officer. Mr. Wilcox was the former President and Chief Executive Officer of Savoy. He has over twenty years of experience as a banking leader and entrepreneur.

•
Lisa A. DiIorio, First Senior Vice President and Chief Accounting Officer. Ms. DiIorio has over twenty-five years of experience in the banking industry. Prior to joining our team in 2016, Ms. DiIorio served as Vice President and Principal Accounting Officer at Bridgehampton National Bank.

Independence

A majority of the Board consists of individuals who are "independent" under the Nasdaq listing standards. Mr. Michael P. Puorro, our Chairman and CEO, is the only member of our Board who is not independent. In reaching this conclusion, the Board took into account the fact that several members of the Board conduct banking transactions with Hanover Bank. These transactions are in accordance with Federal law and regulation and do not involve risk or beneficial terms beyond those involved in transaction between Hanover Bank and third party customers. Shareholders wishing to communicate directly with the independent members of the Board of Directors may send correspondence to Hanover Bancorp, Inc., Attn.: Robert Golden, Lead Independent Director, 80 East Jericho Turnpike, Mineola, New York 11501.

Diversity Statement

Although we have not adopted a formal policy on diversity, the Board considers diversity when selecting candidates for Board service. When the Board determines there is a need to fill a director position, we begin to identify qualified individuals for consideration. We seek individuals that possess skill sets that a prospective director will be required to draw upon in order to contribute to the Board, including professional experience, education, and local knowledge. While education and skills are important factors, we also consider how candidates will contribute to the overall balance of the Board, so that we will benefit from directors with different perspectives, varying viewpoints and wide-ranging backgrounds and experiences. We view and define diversity in its broadest sense, which includes gender, ethnicity, education, experience and leadership qualities.

Code of Conduct

The Board of Directors has adopted a Code of Conduct governing our Chief Executive Officer and senior financial officers, as required by the Sarbanes-Oxley Act and SEC regulations, as well as the Board of Directors and other senior members of management. Our Code of Business Conduct governs such matters as conflicts of interest, use of corporate opportunity, confidentiality, compliance with law and the like. Our Code of Ethics is available on our website at www.hanoverbank.com.

Board Leadership; Lead Independent Director

The Board of Directors has appointed Mr. Puorro as the Company's Chief Executive Officer and Chairman of the Board. The Board believes that the combination of these two roles provides more consistent communication and coordination throughout the organization, which results in a more effective and efficient implementation of corporate strategy and is important in unifying our strategy behind a single vision. Our Board has also appointed Mr. Robert Golden, an independent director, to serve as Lead Independent Director of the Board. As Lead Independent Director, Mr. Robert Golden presides over all Board meetings when the Chairman is not present and presides over meetings of the non-management directors held in executive session. The Lead Independent Director has the responsibility of meeting and consulting with the Chairman and Chief Executive Officer on Board and committee meeting agendas, acting as a liaison between management and the non-management directors, including maintaining frequent contact with the Chairman and Chief Executive Officer and advising him on the efficiency of the Board meetings, and facilitating teamwork and communication between the non-management directors and management.

Risk Oversight

Risk is an inherent part of the business of banking. Risks faced by Hanover Bank include credit risk relating to its loans and interest rate risk related to its entire balance sheet. The Board of Directors oversees these risks through the adoption of policies and by delegating oversight to certain committees, including the Audit Committee and the Loan and Asset/Liability Committees. These committees exercise oversight by establishing a corporate environment that promotes timely and effective disclosure, fiscal accountability and compliance with all applicable laws and regulations.

Committees of Our Board of Directors

Audit Committee. We maintain an Audit Committee. The Audit Committee is responsible for the selection of the independent registered public accounting firm for the annual audit and to establish, and oversee the adherence to, a system of internal controls. The Audit Committee reviews and accepts the reports of our independent auditors and regulatory examiners. The Audit Committee arranges for an annual audit through its registered independent public accounting firm, evaluates and implements the recommendations of the auditors as well as interim audits performed by our outsourced internal auditors, receives all reports of examination by bank regulatory agencies, analyzes such regulatory reports, and reports to the Board the results of its analysis of the regulatory reports. The Audit Committee met five times during fiscal year 2021. The Board of Directors has adopted a written charter for the Audit Committee which is available on our website at www.hanoverbank.com. The Audit Committee currently consists of Directors Ahron H. Haspel (Chair), Frank V. Carone, Michael Katz, Philip Okun, and Elena Sisti, all of whom are “independent” under the Nasdaq listing standards and meet the independence standards of the Sarbanes-Oxley Act. Mr. Carone resigned from the Board effective November 19, 2021.

Compensation Committee. The Compensation Committee consists of Directors Robert Golden (Chair), Frank V. Carone, Ahron H. Haspel, Michael Katz, Metin Negrin, Philip Okun, and John R. Sorrenti. Each member of the Compensation Committee is independent, as such term is defined in the Nasdaq listing standards. The purpose of the Compensation Committee is to review senior management’s performance and determine compensation, and review and set guidelines for compensation of all employees. The Compensation Committee does not delegate its authority regarding compensation. In fiscal year 2021, the Compensation Committee met four times. The Board of Directors has adopted a written charter for the Compensation Committee which is available on our website at www.hanoverbank.com. Mr. Carone resigned from the Board effective November 19, 2021.

Nominating and Corporate Governance Committee. The Company has a Nominating and Corporate Governance Committee consisting of Directors Frank V. Carone (Chair), Ahron H. Haspel, Michael Katz, and John R. Sorrenti. Each member of the Nominating and Corporate Governance Committee is independent, as such term is defined in the Nasdaq listing standards. The Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee which is available on our website at www.hanoverbank.com. The Nominating and Corporate Governance Committee has responsibility for identifying and evaluating candidates for director and recommending the nomination of directors to the full Board. Mr. Carone resigned from the Board effective November 19, 2021. This Committee:

•	Reviews and assesses the adequacy of our corporate governance guidelines, personal codes of conduct and related internal policies and guidelines; and
•	Assists the Board in interpreting and applying corporate governance guidelines and recommends any proposed changes to the Board of Directors for approval.

The Nominating and Corporate Governance Committee met two times during fiscal year 2021.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee "interlocks," which generally means that no executive officer of the Company or the Bank served as a director or member of the compensation committee of another entity, one of whose executive officers serves as a director or member of the Compensation Committee.

Item 11.	Executive Compensation

Summary Compensation Table

The table below sets forth information concerning the compensation of our Chief Executive Officer and our next two most highly compensated executive officers (the “NEO’s”) for the fiscal year ended September 30, 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (4)	All Other Compensation (4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael P. Puorro, Chairman and Chief Executive Officer	2021	570,769	247,500	82,500	-	-	-	36,662	937,431
	2020	534,615	311,200	103,742	-	-	-	28,194	977,751
	2019	486,346	304,853	669,750	-	-	-	24,790	1,485,739

Brian K. Finneran, President	2021	417,308	120,000	39,996	-	-	-	25,706	603,010
	2020	381,539	150,000	51,010	-	-	-	25,506	608,055
	2019	331,398	138,825	280,782	-	-	-	25,306	776,311

Kevin Corbett, Executive Vice President and Chief Credit Officer(3)	2021	295,385	66,500	21,384	-	-	-	14,892	398,161
	2020	204,981	-	65,370	-	-	-	4,823	275,174
	2019	-	-	-	-	-	-	-	-

(1) Stock awards reported reflect the grant date fair value of restricted stock awards and performance awards under Accounting Standards Codification Topic No. 718, Compensation-Stock Compensation (“ASC Topic 718”)
(2) All other compensation consists of 401(k) matching contributions, automobile allowance, and life insurance premiums.
(3) Mr. Corbett commenced employment on January 2, 2020

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exerciseable	Number of securities underlying unexercised options (#) un-exerciseable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards market or payout value of unearned shares, units or other rights that have not vested
	(#)	(#)	(#)	($)	(#)	(#)	($)	(#)	(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael P. Puorro	71,840	-	-	10.00	10/1/2024	18,705	345,855	-	-
Brian K. Finneran	20,000	-	-	16.25	7/24/2027	8,318	153,800	-	-
Kevin Corbett	-	-	-	-	-	2,972	54,952	-	-

The Company is party to employment agreements with several executives. The following is a summary of those agreements.

We are parties to employment agreements with each of Messrs. Puorro, Chief Executive Officer and Brian K. Finneran, President. Each agreement has a term of three years and renews for an additional twelve-month period each year. Mr. Puorro is to receive a base salary of at least $364,375, subject to annual adjustment. He will also be eligible to participate in our incentive plans and other benefit plans for executive officers. Mr. Puorro is to receive an $800 per month car allowance, and we will reimburse Mr. Puorro for his premiums on a life insurance policy he owns. In the event that Mr. Puorro’s employment is terminated without cause, he is entitled to receive a lump sum payment equal to the sum of two times (i) his then current base salary (ii) the highest cash bonus paid to him over the prior three years, (iii) the highest grant date value of any equity award granted to Mr. Puorro over the prior three years and (iv) his annual automobile allowance. In addition, we will maintain Mr. Puorro’s then current health, hospital, medical and life insurance benefits in effect for two years after his termination or pay Mr. Puorro the value of the premiums for such coverage. In the event of a merger, acquisition or change-in-control transaction, Mr. Puorro will be entitled to a lump sum payment equal to the sum of 2.99 times (i) his then current base salary (ii) the highest cash bonus paid to him over the prior three years, (iii) the highest grant date value of any equity award granted to Mr. Puorro over the prior three years and (iv) his annual automobile allowance. In addition, Mr. Puorro’s then current health, hospital, medical and life insurance benefits are to be maintained in effect for three years after the change in control transaction, or Mr. Puorro is to be paid the value of the premiums for such coverage. The benefits upon a change in control are subject to reduction to avoid the imposition of excise taxes under Section 4999 of the Code, provided that such reduction would result in a better after-tax result for Mr. Puorro. Had a change in control occurred as of September 30, 2021 at an assumed price equal to 120% of our then tangible book value (a price of $22.19), Mr. Puorro would have been entitled to receive a net payment, after the reduction required to ensure that the payments would not constitute an excess parachute payment, of approximately $2,350,000 under his employment agreement.

The terms of Mr. Finneran’s employment agreement are substantially similar to those of Mr. Puorro’s employment agreement, except that Mr. Finneran’s base salary must be at least $290,000, the reimbursement of his life insurance premiums is capped at $5,000 per year, upon his termination without cause he will be entitled to a lump sum payment equal to the sum of (i) his then current base salary (ii) the highest cash bonus paid to him over the prior three years, (iii) the highest grant date value of any equity award granted to Mr. Finneran over the prior three years and (iv) his annual automobile allowance, and, in the event of a merger, acquisition or change-in-control transaction, Mr. Finneran will be entitled to a lump sum payment equal to the sum of two times (i) his then current base salary (ii) the highest cash bonus paid to him over the prior three years, (iii) the highest grant date value of any equity award granted to Mr. Finneran over the prior three years and (iv) his annual automobile allowance. The benefits upon a change in control are subject to reduction to avoid the imposition of excise taxes under Section 4999 of the Code, provided that such reduction would result in a better after-tax result for Mr. Finneran. Had a change in control occurred as of September 30, 2021 at an assumed price equal to 120% of our then tangible book value (a price of $22.19), Mr. Finneran would have been entitled to receive a net payment, after the reduction required to ensure that the payments would not constitute an excess parachute payment, of approximately $1,330,000 under his employment agreement.

Hanover Bank is also party to a Change in Control Agreement with Mr. Kevin Corbett, Hanover Bank’s Chief Credit Officer. Under the agreement, in the event of a merger, acquisition or change-in- control transaction, Mr. Corbett will be entitled to a lump sum payment equal to the sum of (i) his then current base salary (ii) the highest cash bonus paid to him over the prior three years, (iii) his annual automobile allowance. The benefits upon a change in control are subject to reduction to avoid the imposition of excise taxes under Section 4999 of the Code, provided that such reduction would result in a better after-tax result for Mr. Corbett. Had a change in control occurred as of September 30, 2021, Mr. Corbett would have been entitled to receive a payment of approximately $374,000 under the Change in Control Agreement and through the acceleration of his equity awards.

Director Compensation

We pay our non-employee members of the Board a retainer of $1,250 per month and a fee of $850 per Board meeting attended. Our Lead Independent Director also receives an additional retainer of $3,750 per quarter, and our committee chairs receive an additional fee of between $2,500 and $13,400 per year. We also pay committee fees to those Board members who serve on Board committees. Our Directors also participate in our equity compensation plans. The table below shows the compensation paid to our non-employee directors for the fiscal year ended September 30, 2021.

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Varkey Abraham	28,000	17,400	-	-	-	-	45,400
Frank V. Carone	30,000	17,400	-	-	-	-	47,400
Robert Golden	49,350	17,400	-	-	-	-	66,750
Ahron H. Haspel	43,900	17,400	-	-	-	-	61,300
Michael Katz	31,850	17,400	-	-	-	-	49,250
Metin Negrin	11,800	-	-	-	-	-	11,800
Philip Okun	33,350	17,400	-	-	-	-	50,750
Elena Sisti	12,650	-	-	-	-	-	12,650
John R. Sorrenti	31,350	17,400	-	-	-	-	48,750

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 1, 2021 regarding the number of common shares beneficially owned by all directors, executive officers described and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the nominee living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the Director or executive officer can vest title in themselves at once or within sixty (60) days.

Beneficially owned shares also include shares over which the named person has sole or shared voting or investment power, shares owned by corporations controlled by the named person, and shares owned by a partnership in which the named person is a partner.

Unless otherwise indicated, the address for each listed shareholder is: c/o Hanover Bancorp, Inc., 80 East Jericho Turnpike Mineola, NY 11501.

Name	Number of Shares Beneficially Owned		Percentage of Class

Directors
Michael P. Puorro	286,236	(1)	5.08%
Varkey Abraham	43,363	(2)	0.78%
Robert Golden	365,053	(3)	6.55%
Ahron H. Haspel	55,218	(4)	0.99%
Michael Katz	235,122	(5)	4.22%
Metin Negrin	217,507		3.91%
Philip Okun	30,491	(6)	0.55%
Elena Sisti	126,280		2.27%
John R. Sorrenti	31,569	(7)	0.57%

Executive Officers
Brian K. Finneran	79,280	(8)	1.43%
Denise Chardavoyne	7,740	(9)	0.14%
Alice Rouse	19,767	(10)	0.35%
Kevin Corbett	3,972	(11)	0.07%
McClelland Wilcox	100,100	(12)	1.78%
Michael Locorriere	5,000	(13)	0.09%
Lance P. Burke	6,000	(14)	0.11%
Lisa A. DiIorio	14,615	(15)	0.26%

(1)	Includes 71,840 vested options to purchase shares of Hanover’s common stock. Also includes 18,705 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(2)	Includes 3,217 vested options to purchase shares of Hanover’s common stock. Also includes 2,887 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(3)
Includes 10,000 vested options to purchase shares of Hanover’s common stock. Also includes: (i) 3,762 shares of restricted stock subject to future vesting but as to which voting may currently be directed, (ii) 254,461 shares held by certain  trusts, of which the beneficiary is Mr. Golden and his family members, and (iii) 52,771 shares held by limited liability company which Mr. Golden controls.

(4)	Includes 8,139 vested options to purchase shares of Hanover’s common stock. Also includes 3,137 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(5)
Includes 7,057 vested options to purchase shares of Hanover’s common stock. Also includes 2,928 shares of restricted stock subject to future vesting but as to which voting may currently be directed and 96,760 shares held by various trusts.

(6)	Includes 8,139 vested options to purchase shares of Hanover’s common stock. Also includes 2,928 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(7)	Includes 7,057 vested options to purchase shares of Hanover’s common stock. Also includes 2,679 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(8)	Includes 20,000 vested options to purchase shares of Hanover’s common stock. Also includes 8,318 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(9)	Includes 3,107 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(10)	Includes 6,000 vested options to purchase shares of Hanover’s common stock. Also includes 1,767 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(11)	Includes 2,972 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(12)	Includes 71,900 vested options to purchase shares of Hanover’s common stock.
(13)	Includes 3,334 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(14)	Includes 6,000 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(15)	Includes 6,000 vested options to purchase shares of Hanover’s common stock. Also includes 750 shares of restricted stock subject to future vesting but as to which voting may currently be directed.

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of September 30, 2021.

Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
	(A)	(B)	column (A)) (C)
Equity compensation plans approved by shareholders	227,406	$9.50	195,848
Equity compensation plans not approved by shareholders	-	-	427,500
Total	227,406	$9.50	623,348

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Hanover Bank has made in the past and, assuming continued satisfaction of generally applicable credit standards, expects to continue to make loans to directors, executive officers and their associates (i.e. corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of ten percent or more). These loans have all been made in the ordinary course of Hanover Bank’s business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with Hanover and do not involve more than the normal risk of collectability or present other unfavorable features.

For information with respect to Director Independence, please see Item 10.

Item 14.	Principal Accounting Fees and Services

Aggregate fees billed to the company for the fiscal years ended September 30, 2021 and 2020 by the Company’s principal accounting firm are shown in the following table:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020
Audit fees	$302	$136
Audit-related fees	114	-
Total fees	$416	$136

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules:

The following financial statements and supplementary data are filed as part of this annual report:

(b)	Exhibits. The following is a list of Exhibits to this annual report.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(i) to Registration Statement on Form S-4 filed on January 20, 2021)

3.1(ii)	Bylaws (incorporated by reference to Exhibit 3.1(ii) to Registration Statement on Form S-4 filed on January 20, 2021)

10.1
Second Amended and Restated Employment Agreement effective as of the 1st day of January, 2015, by and between Michael P. Puorro and Hanover Community Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2021)

10.2
Third  Amended and Restated Employment Agreement effective as of the 24th day of July, 2017, by and between Brian Finneran and Hanover Community Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 30, 2021)

10.3	Amended and Restated Change in Control Agreement with Kevin Corbett (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 30, 2021)

10.4	Hanover Community Bank 2013 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 filed on January 20, 2021)

10.5	Savoy Bank 2013 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Form S-8 filed on June 17, 2021)

10.6	Hanover Community Bank 2015 Restricted Stock Plan (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 filed on January 20, 2021)

10.7	Hanover Community Bank 2016 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 filed on January 20, 2021)

Exhibit No.	Description
10.8	2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 filed on January 20, 2021)

10.9	Hanover Bancorp 2021 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 30, 2021)

10.10
Indenture between Hanover Bancorp, Inc. and U.S. Bank, National Association dated October 7, 2020 (incorporated by reference from Exhibit 10.8 to Registration Statement on Form S-4 filed on January 20, 2021)

10.11
First Supplemental Indenture between Hanover Bancorp, Inc. and U.S. Bank National Association dated October 7, 2020 (incorporated by reference from Exhibit 10.9 to Registration Statement on Form S-4 filed on January 20, 2021)

10.12	Amended and Restated Employment Agreement with McClelland Wilcox (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 30, 2021)

10.13	Amended and Restated Change in Control Agreement with Lance P. Burke (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2021)

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-4 filed on January 20, 2021)

23.1	Consent of Crowe LLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (filed herewith)

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER BANCORP, INC.
Registrant

December 22, 2021	/s/ Michael P. Puorro
Michael P. Puorro
Chairman and Chief Executive Officer

December 22, 2021	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President and Chief Financial Officer

December 22, 2021	/s/ Lisa A. Diiorio
Lisa A. Diiorio
Senior Vice President, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 22, 2021	/s/ Varkey Abraham
Varkey Abraham
Director

December 22, 2021	/s/ Robert Golden
Robert Golden
Director

December 22, 2021	/s/ Ahron Haspel
Ahron Haspel
Director

December 22, 2021	/s/ Michael Katz
Michael Katz
Director

December 22, 2021	/s/ Metin Negrin
Metin Negrin
Director

December 22, 2021	/s/ Philip Okun
Philip Okun
Director

December 22, 2021	/s/ Elena Sisti
Elena Sisti
Director

December 22, 2021	/s/ John Sorrenti
John Sorrenti
Director