Form 10-Q
period 2021-12-31
Hanover Bancorp, Inc. /NY
filed 2022-02-07
CIK 1828588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	5,828,203 Shares
(Title of Class)	(Outstanding as of February 7, 2022)

HANOVER BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended December 31, 2021

PART I
ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share amounts)

	December 31, 2021	September 30, 2021
	(unaudited)
ASSETS
Cash and non-interest-bearing deposits due from banks	$7,794	$8,302
Interest-bearing deposits due from banks	106,973	142,950
Federal funds sold	184	15,292
Total cash and cash equivalents	114,951	166,544
Securities:
Held to maturity (fair value of $5,008 and $8,865, respectively)	4,834	8,611
Available for sale, at fair value	7,536	7,747
Total securities	12,370	16,358
Loans held for investment	1,277,434	1,247,125
Allowance for loan losses	(9,386)	(8,552)
Loans held for investment, net	1,268,048	1,238,573
Premises and equipment, net	14,895	15,003
Accrued interest receivable	8,858	9,363
Prepaid pension	4,233	4,233
Stock in Federal Home Loan Bank, at cost	4,057	3,714
Goodwill	19,168	19,168
Other intangible assets	459	480
Loan servicing rights	3,741	3,690
Deferred income taxes	3,025	3,558
Other assets	4,375	3,957
TOTAL ASSETS	$1,458,180	$1,484,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$190,724	$191,537
Savings, NOW and money market	659,144	595,289
Time	326,883	377,836
Total deposits	1,176,751	1,164,662
Borrowings	113,274	159,642
Subordinated debentures	24,504	24,513
Accrued interest payable	879	1,290
Other liabilities	13,393	12,005
TOTAL LIABILITIES	1,328,801	1,362,112

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock (par value $0.01; 15,000,000 shares authorized; none issued)	-	-
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 5,562,799 and 5,563,426, respectively)	56	56
Surplus	97,505	97,246
Retained earnings	31,508	24,971
Accumulated other comprehensive income, net of tax	310	256
TOTAL STOCKHOLDERS' EQUITY	129,379	122,529
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,458,180	$1,484,641

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended December 31,
	2021	2020
INTEREST INCOME
Loans	$16,381	$9,258
Taxable securities	154	173
Federal funds sold	1	-
Other interest income	80	66
Total interest income	16,616	9,497

INTEREST EXPENSE
Savings, NOW and money market deposits	366	117
Time deposits	491	1,454
Borrowings	490	599
Total interest expense	1,347	2,170

Net interest income	15,269	7,327
Provision for loan losses	900	100
Net interest income after provision for loan losses	14,369	7,227

NON-INTEREST INCOME
Loan servicing and fee income	690	83
Service charges on deposit accounts	63	15
Gain on sale of loans held-for-sale	1,492	181
Other income	130	7
Total non-interest income	2,375	286

NON-INTEREST EXPENSE
Salaries and employee benefits	4,939	3,108
Occupancy and equipment	1,413	1,171
Data processing	366	245
Advertising and promotion	33	48
Acquisition costs	-	145
Professional fees	499	412
Other expenses	1,014	461
Total non-interest expense	8,264	5,590

Income before income tax expense	8,480	1,923
Income tax expense	1,943	404
NET INCOME	$6,537	$1,519
EARNINGS PER COMMON SHARE - BASIC	$1.18	$0.36
EARNINGS PER COMMON SHARE - DILUTED	$1.16	$0.36

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended December 31,
	2021	2020

Net income	$6,537	$1,519
Other comprehensive income, net of tax:
Change in unrealized gain on securities available for sale arising during the period, net of tax of $18 and $45, respectively	54	167
Total other comprehensive income, net of tax	54	167
Total comprehensive income, net of tax	$6,591	$1,686

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except share data)

	Three Months Ended December 31, 2021
	Common Stock (Shares)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Beginning balance as of October 1, 2021	5,563,426	$56	$97,246	$24,971	$256	$122,529
Net income	-	-	-	6,537	-	6,537
Other comprehensive income, net of tax	-	-	-	-	54	54
Stock-based compensation	(3,011)	-	217	-	-	217
Issuance of common stock in lieu of directors’ fees	2,384	-	42	-	-	42
Ending balance as of December 31, 2021	5,562,799	$56	$97,505	$31,508	$310	$129,379

	Three Months Ended December 31, 2020
	Common Stock (Shares)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Beginning balance as of October 1, 2020	4,175,144	$42	$63,725	$14,120	$156	$78,043
Net income	-	-	-	1,519	-	1,519
Other comprehensive income, net of tax	-	-	-	-	167	167
Stock-based compensation	7,390	-	229	-	-	229
Issuance of common stock	3,000	-	66	-	-	66
Ending balance as of December 31, 2020	4,185,534	$42	$64,020	$15,639	$323	$80,024

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$6,537	$1,519
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	900	100
Depreciation and amortization	397	344
Originations of loans held for sale	-	(12,279)
Proceeds from sales of loans held for sale	-	8,286
Net gain on sale of loans	(1,492)	(181)
Stock-based compensation	217	229
Net accretion of premiums, discounts and loan fees and costs	(1,640)	(105)
Amortization of intangible assets	21	1
Amortization of debt issuance costs	22	30
Loan servicing rights valuation adjustments	117	11
Deferred tax expense	526	-
Decrease in accrued interest receivable	505	165
Decrease (increase) in other assets	(597)	827
Increase (decrease) in accrued interest payable	(411)	180
Increase in other liabilities	1,357	716
Net cash provided by (used in) operating activities	6,459	(157)
Cash flows from investing activities:
Purchases of securities available for sale	-	(1,200)
Purchases of restricted securities	(1,081)	-
Principal repayments of securities held to maturity	3,775	720
Principal repayments of securities available for sale	275	9
Redemptions of restricted securities	738	469
Proceeds from sales of loans	36,704	334
Net increase in loans	(64,330)	(3,919)
Purchases of premises and equipment	(289)	(514)
Net cash used in investing activities	(24,208)	(4,101)
Cash flows from financing activities:
Net increase in deposits	12,437	23,556
Advances of term FHLB borrowings	20,000	-
Repayments of Federal Home Loan Bank advances	(14,000)	(10,390)
Repayments of Federal Reserve Bank borrowings	(52,323)	(250)
Proceeds from issuance of subordinated debentures, net of issuance costs	-	24,455
Repayment of note payable	-	(15,000)
Net proceeds from issuance of common stock	42	66
Net cash provided by (used in) financing activities	(33,844)	22,437
Net increase (decrease) in cash and cash equivalents	(51,593)	18,179
Cash and cash equivalents, beginning of period	166,544	80,209
Cash and cash equivalents, end of period	$114,951	$98,388
Supplemental cash flow information:
Interest paid	$1,758	$1,990
Income taxes paid	-	36
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$35,212	$334

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

Basis of Presentation

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of December 31, 2021, its consolidated statements of income for the three months ended December 31, 2021 and 2020, its consolidated statements of comprehensive income for the three months ended December 31, 2021 and 2020, its consolidated statements of changes in stockholders’ equity for the three months ended December 31, 2021 and 2020 and its consolidated statements of cash flows for the three months ended December 31, 2021 and 2020. Certain prior period amounts have been reclassified to conform to the current period presentation.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three months ended December 31, 2021 are not necessarily indicative of the results of operations to be expected for the remainder of the year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

All material intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has adversely affected local, national and global economic activity. Various actions taken to help mitigate the spread of COVID-19 included restrictions on travel, quarantines and government-mandated closures of various businesses. The outbreak caused significant disruptions to the economy and disrupted banking and other financial activity in the areas in which the Company operates.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in March 2020 to, among other things, provide emergency assistance to individuals, families and businesses affected by the COVID-19 pandemic. The ongoing effects of the COVID-19 pandemic may materially and adversely affect the Company’s financial condition and results of operations in future periods, and it is unknown what the complete financial impact will be to the Company. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the coronavirus, the new “waves” of COVID-19 infections, the spread of new variants of the virus, and the distribution of vaccines and vaccination rates, among others. It is possible that estimates made in the financial statements could be materially and adversely impacted due to these conditions.

Accounting Policies

Allowance for Loan Losses – The Company considers the determination of the allowance for loan losses its most critical accounting policy, practice, and use of estimates. The Company uses available information to recognize probable and reasonably estimable losses on loans. Future additions to the allowance may be necessary based upon changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance. The allowance for loan losses is increased by a provision for loan losses charged against income and is decreased by charge-offs, net of recoveries. Loan losses are recognized in the period the loans, or portion thereof, are deemed uncollectible. The adequacy of the allowance to cover any inherent loan losses in the portfolio is evaluated on a quarterly basis.

Loans and Loan Interest Income Recognition - Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs and an allowance for loan losses. The loan portfolio is segmented into residential real estate, multi-family, commercial real estate, commercial and industrial, construction and land development, and consumer loans.

Interest income on loans is accrued and credited to income as earned. Net loan origination fees and costs are deferred and accreted/amortized to interest income over the loan’s contractual life using the level-yield method, adjusted for actual prepayments.

Loans that are acquired are initially recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized through the allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. At December 31, 2021 and September 30, 2021, the Company had loans totaling $5.5 million and $10.2 million, respectively, which at the time of acquisition, showed evidence of credit deterioration since origination.

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

For liquidity purposes generally, there are instances when loans originated with the intent to hold in the portfolio are subsequently transferred to loans held for sale. At transfer, they are carried at the lower of cost or fair value.

Recent Accounting Developments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (i.e. loans and held to maturity securities), including certain off-balance sheet financial instruments (i.e. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL standard should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating credit losses. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as provision for loan losses for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As the Company is a smaller-reporting company under SEC regulations, the Company will adopt CECL on October 1, 2023 and the future adoption of this ASU may have a material effect on the Company’s consolidated financial statements.

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

The purchase price in the transaction was based upon the tangible book values of each of the Company and Savoy as of April 30, 2021 and calculated in accordance with the terms of the Merger Agreement. At the effective time of the Merger (the “Effective Time”), each share of Savoy common stock, $1.00 par value (“Savoy Common Stock”) was converted into the right to receive (i) $3.246 in cash and (ii) 0.141 shares of the Company’s common stock. The final aggregate purchase price was $65.5 million, or $6.49 per Savoy share.

A preliminary summary of the fair value of assets received and liabilities assumed are as follows:

(in thousands)	As Recorded by Savoy	Fair Value Adjustments		As Recorded by Hanover
Assets
Cash and due from banks	$59,155	$-		$59,155
Investment securities available-for-sale	239	-		239
Loans held for sale	3,883	-		3,883
Loans held for investment	569,251	8,612	(a)	577,863
Premises and equipment, net	234	(22)	(b)	212
Core deposit intangible	-	490	(c)	490
Accrued interest receivable	5,171	(650)	(d)	4,521
Other assets	10,432	(2,925)	(e)	7,507
Total assets acquired	$648,365	$5,505		653,870

Liabilities
Deposits	$340,215	$2,527	(f)	342,742
Borrowings	258,247	301	(g)	258,548
Accrued interest payable	1,050	-		1,050
Other liabilities and accrued expenses	3,817	(342)	(h)	3,475
Total liabilities assumed	$603,329	$2,486		605,815

Net assets acquired				48,055
Total consideration				65,512
Goodwill				$17,457

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
(e)
Represents an adjustment to other assets acquired. The largest adjustment was the net deferred tax assets resulting from the fair value adjustment related to the acquired assets, liabilities assumed, and identifiable intangible assets recorded.

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

(in thousands, except share data)
Common stock issued (1,357,567 shares issued)	$32,521
Cash payments to common shareholders	32,991
Total consideration paid	$65,512

With the Savoy acquisition, the Company significantly expanded its commercial banking and Small Business Administration (“SBA”) lending capabilities. None of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the Company’s only reporting unit, which is the Company as a whole.

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

The computation of earnings per common share for the three months ended December 31, 2021 and 2020 follows. There were no stock options that were antidilutive for the three months ended December 31, 2021 and 2020.

	Three Months Ended December 31,
	2021	2020
(in thousands, except share and per share data)
Basic earnings per common share
Net income	$6,537	$1,519
Weighted average common shares outstanding	5,562,939	4,180,936
Basic earnings per common share	$1.18	$0.36

Diluted earnings per common share
Net income	$6,537	$1,519
Weighted average common shares outstanding for basic earnings per common share	5,562,939	4,180,936
Add: dilutive effects of assumed exercises of stock options	95,489	64,860
Average shares and dilutive potential common shares	5,658,428	4,245,796
Diluted earnings per common share	$1.16	$0.36

4. SECURITIES

At the time of purchase of a security, the Company designates the security as either available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent.

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at December 31, 2021 and September 30, 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$439	$78	$(2)	$515
Corporate bonds	6,700	321	-	7,021
Total available for sale securities	$7,139	$399	$(2)	$7,536

Held to maturity:
U.S. GSE residential mortgage-backed securities	$2,154	$48	$-	$2,202
U.S. GSE commercial mortgage-backed securities	2,680	126	-	2,806
Total held to maturity securities	4,834	174	-	5,008
Total investment securities	$11,973	$573	$(2)	$12,544

	September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$722	$112	$(1)	$833
Corporate bonds	6,700	214	-	6,914
Total available for sale securities	$7,422	$326	$(1)	$7,747

Held to maturity:
U.S. GSE residential mortgage-backed securities	$2,417	$74	$-	$2,491
U.S. GSE commercial mortgage-backed securities	2,694	175	-	2,869
Corporate bonds	3,500	9	(4)	3,505
Total held to maturity securities	8,611	258	(4)	8,865
Total investment securities	$16,033	$584	$(5)	$16,612

All of the Company’s securities with gross unrealized losses at December 31, 2021 and September 30, 2021 had been in a continuous loss position for less than twelve months and such unrealized losses totaling $2 thousand and $5 thousand, respectively are immaterial to the Company’s consolidated financial statements. At December 31, 2021 and September 30, 2021, investment securities carried at $4.8 million and $5.1 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The amortized cost and fair value of the Company’s securities portfolio at December 31, 2021 are presented by contractual maturity in the table below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

	December 31, 2021
(in thousands)	Amortized Cost	Fair Value
Securities available for sale:
Five to ten years	$6,700	$7,021
U.S. GSE residential mortgage-backed securities	439	515
Total securities available for sale	7,139	7,536
Securities held to maturity:
One to five years	-	-
Five to ten years	-	-
U.S. GSE residential mortgage-backed securities	2,154	2,202
U.S. GSE commercial mortgage-backed securities	2,680	2,806
Total securities held to maturity	4,834	5,008
Total investment securities	$11,973	$12,544

There were no sales of securities for the three months ended December 31, 2021 and 2020.

5. LOANS

The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented.

	December 31, 2021	September 30, 2021
(in thousands)
Residential real estate	$436,348	$444,011
Multi-family	358,456	266,294
Commercial real estate	360,610	348,641
Commercial and industrial	109,562	172,274
Construction and land development	11,444	15,374
Consumer	29	11
Gross loans	1,276,449	1,246,605
Net deferred costs (fees)	985	520
Total loans	1,277,434	1,247,125
Allowance for loan losses	(9,386)	(8,552)
Total loans, net	$1,268,048	$1,238,573

The Company is a participant in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration under the CARES Act, to provide guaranteed loans to qualifying businesses and organizations. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020, subject to extension to five years with the consent of the lender) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. As of December 31, 2021, borrowers had applied for and received forgiveness on  $293.2 million in PPP loans. The Company’s PPP loans outstanding, included in commercial and industrial loans in the table above, totaled $72.9 million and $140.4 million at December 31, 2021 and September 30, 2021, respectively.

At December 31, 2021 and September 30, 2021, the Company was servicing approximately $241.2 million and $233.2 million, respectively, of loans for others. The Company had no loans held for sale at December 31, 2021 and September 30, 2021.

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount for those loans is as follows:

December 31, 2021
(in thousands)
Commercial real estate	$3,590
Commercial and industrial	1,899
Total recorded investment	$5,489

The Company has not recorded an allowance for loan losses related to these loans at December 31, 2021.

The following table presents a summary of changes in accretable difference on purchased loans accounted for under ASC 310-30:

(in thousands)	Three Months Ended December 31, 2021
Balance at beginning of period	$346
Accretable differences acquired	-
Accretion	(1,035)
Adjustments to accretable difference due to changes in expected cash flows	363
Other changes, net	416
Ending balance	$90

For the three months ended December 31, 2021 and 2020, the Company sold loans totaling approximately $35.2 million and $8.4 million, respectively, recognizing net gains of $1.5 million and $181 thousand, respectively.

The following summarizes the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	Three Months Ended December 31, 2021
	Residential Real Estate Loans	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction and Land Development Loans	Consumer Loans	Total
(in thousands)
Allowance for loan losses:
Beginning Balance	$4,155	$2,433	$1,884	$79	$-	$1	$8,552
Charge-offs	-	(66)	-	-	-	-	(66)
Recoveries	-	-	-	-	-	-	-
Provision (credit) for
loan losses	(40)	201	634	105	-	-	900
Ending Balance	$4,115	$2,568	$2,518	$184	$-	$1	$9,386

	Three Months Ended December 31, 2020
	Residential Real Estate Loans	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction and Land Development Loans	Consumer Loans	Total
(in thousands)
Allowance for loan losses:
Beginning Balance	$5,103	$1,506	$1,221	$38	$-	$1	$7,869
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	10	-	-	10
Provision (credit) for
loan losses	(9)	113	-	(4)	-	-	100
Ending Balance	$5,094	$1,619	$1,221	$44	$-	$1	$7,979

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment evaluation method. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	December 31, 2021
(in thousands)	Residential Real Estate	Multi- Family	Commercial Real Estate	Commercial and Industrial	Construction and Land Development	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	4,115	2,568	2,518	184	-	1	9,386
Purchased-credit impaired	-	-	-	-	-	-	-
Total allowance for loan losses	$4,115	$2,568	$2,518	$184	$-	$1	$9,386

Loans:
Individually evaluated for impairment	$6,315	$432	$523	$480	$-	$-	$7,750
Collectively evaluated for impairment	430,254	358,399	356,685	107,339	11,487	31	1,264,195
Purchased-credit impaired	-	-	3,590	1,899	-	-	5,489
Total loans held for investment	$436,569	$358,831	$360,798	$109,718	$11,487	$31	$1,277,434

	September 30, 2021
(in thousands)	Residential Real Estate	Multi- Family	Commercial Real Estate	Commercial and Industrial	Construction and Land Development	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	4,155	2,433	1,884	79	-	1	8,552
Purchased-credit impaired	-	-	-	-	-	-	-
Total allowance for loan losses	$4,155	$2,433	$1,884	$79	$-	$1	$8,552

Loans:
Individually evaluated for impairment	$7,198	$458	$517	$500	$-	$-	$8,673
Collectively evaluated for impairment	436,942	266,256	339,966	169,660	15,374	13	1,228,211
Purchased-credit impaired	-	-	8,324	1,917	-	-	10,241
Total loans held for investment	$444,140	$266,714	$348,807	$172,077	$15,374	$13	$1,247,125

 No allowance was recorded on purchased credit impaired loans.

The following presents information related to the Company’s impaired loans by portfolio segment for the periods shown.

	December 31, 2021			September 30, 2021
(in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Residential real estate	$6,315	$6,315	$-	$7,382	$7,198	$-
Multi-family	432	432	-	382	458	-
Commercial real estate	523	523	-	522	517	-
Commercial and industrial	480	480	-	535	500	-
Total	$7,750	$7,750	$-	$8,821	$8,673	$-

	Three Months Ended December 31,
	2021		2020
(in thousands)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Residential real estate	$6,347	$20	$5,655	$22
Multi-family	440	-	46	1
Commercial real estate	520	-	28	1
Commercial and industrial	481	-	-	-
Total	$7,788	$20	$5,729	$24

(1) Accrual basis interest income recognized approximates cash basis income.

At December 31, 2021 and September 30, 2021, past due and non-accrual loans disaggregated by portfolio segment were as follows:

(in thousands)	Past Due and Non-Accrual
December 31, 2021	30 - 59 days past due and accruing	60 - 89 days past due and accruing	Greater than 89 days past due and accruing	Non-accrual		Total past due and non- accrual	Purchased credit impaired	Current	Total
Residential real estate	$52	$317	$-	$4,680	(1)	$5,049	$-	$431,520	$436,569
Multi-family	-	-	-	432	(2)	432	-	358,399	358,831
Commercial real estate	5,068	-	-	523	(3)	5,591	3,590	351,617	360,798
Commercial and industrial	143	484	-	480	(4)	1,107	1,899	106,712	109,718
Construction and land development	-	-	-	-		-	-	11,487	11,487
Consumer	-	-	-	-		-	-	31	31
Total	$5,263	$801	$-	$6,115		$12,179	$5,489	$1,259,766	$1,277,434

(1) Of the residential real estate non-accrual loans, $296 were 31 days past due, $996 were 61 days past due and $3,388 were greater than 89 days past due.
(2) Multi-family non-accrual loans at December 31, 2021 were greater than 89 days past due.
(3) Commercial real estate non-accrual loans at December 31, 2021 were greater than 89 days past due.
(4) Commercial and industrial non-accrual loans at December 31, 2021 were greater than 89 days past due.

(in thousands)	Past Due and Non-Accrual
September 30, 2021	30 - 59 days past due and accruing	60 - 89 days past due and accruing	Greater than 89 days past due and accruing	Non-accrual		Total past due and non- accrual	Purchased credit impaired	Current	Total
Residential real estate	$1,032	$1,601	$-	$5,554	(1)	$8,187	$-	$435,953	$444,140
Multi-family	-	-	-	458	(2)	458	-	266,256	266,714
Commercial real estate	1,939	-	-	1,016	(3)	2,955	8,324	337,528	348,807
Commercial and industrial	3,641	-	-	-		3,641	1,917	166,519	172,077
Construction and land development	-	-	-	-		-	-	15,374	15,374
Consumer	-	-	-	-		-	-	13	13
Total	$6,612	$1,601	$-	$7,028		$15,241	$10,241	$1,221,643	$1,247,125

(1) Of the residential real estate non-accrual loans, $1,026 were 61 days past due and $4,528 were greater than 89 days past due.
(2) Multi-family non-accrual loans at September 30, 2021 were greater than 89 days past due.
(3) Commercial real estate non-accrual loans at September 30, 2021 were greater than 89 days past due.

Troubled debt restructurings (“TDRs”) are loan modifications where the Company has granted a concession to a borrower in financial difficulty. To assess whether a borrower is experiencing financial difficulty, an evaluation is performed to determine if that borrower is currently in payment default under any of its obligations or whether there is a probability that the borrower will be in payment default in the foreseeable future without the modification. At both December 31, 2021 and September 30, 2021, the Company had a recorded investment in TDRs totaling $1.7 million, consisting solely of residential real estate loans with no specific reserves allocated to such loans and no commitment to lend additional funds under those loans, at either December 31, 2021 or September 30, 2021.

For the three months ended December 31, 2021 and 2020, there were no TDRs for which there was a payment default within twelve months of restructuring. A loan is considered to be in payment default once it is 90 days contractually past due under its modified terms. For the three months ended December 31, 2021 and 2020, the Company had no new TDRs.

In June 2020, New York’s then-Governor Andrew Cuomo signed SB 8243C and SB 8428 into law, which created Section 9-x of the New York Banking Law. Section 9-x requires New York regulated banking institutions and New York regulated mortgage servicers to make available applications for forbearance of any payment due on certain residential mortgages to qualified borrowers for their primary residence located in New York. In general, qualified borrowers will be granted forbearance of all monthly payments for a period of up to 180 days, to be extended for up to an additional 180 days provided that the borrower demonstrates continued financial hardship.

The Company has been prudently working with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan losses. The Company modified 519 loans totaling $367.1 million under the CARES Act which are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking agencies. As of December 31, 2021, 12 loans totaling $11.0 million were still in forbearance, of which 5 loans totaling $2.9 million were loans qualified under Section 9-x.

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

Loans not having a credit risk rating of Special Mention, Substandard or Doubtful are considered pass loans.

At December 31, 2021 and September 30, 2021, the Company’s loan portfolio by credit risk rating disaggregated by portfolio segment were as follows:

	December 31, 2021
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$426,327	$4,816	$5,205	$-	$436,348
Multi-family	354,292	3,732	432	-	358,456
Commercial	338,852	15,109	6,649	-	360,610
Commercial and industrial	105,071	116	4,375	-	109,562
Construction and land development	9,446	1,998	-	-	11,444
Consumer	29	-	-	-	29
Total	$1,234,017	$25,771	$16,661	$-	$1,276,449

	September 30, 2021
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$433,299	$5,115	$5,594	$3	$444,011
Multi-family	262,984	2,852	458	-	266,294
Commercial	316,727	16,274	15,640	-	348,641
Commercial and industrial	168,104	540	3,630	-	172,274
Construction and land development	13,607	1,767	-	-	15,374
Consumer	11	-	-	-	11
Total	$1,194,732	$26,548	$25,322	$3	$1,246,605

6. EQUITY COMPENSATION PLANS

The Company’s 2021 and 2018 Equity Compensation Plans (“the 2021 Plan” and “the 2018 Plan,” respectively), provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 427,500 shares remain available for issuance at December 31, 2021. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 198,735 shares remain available for issuance at December 31, 2021.  Hanover assumed the 2013 Savoy Bank Stock Option Plan solely in connection with options to purchase Savoy common stock held by the former Chief Executive Officer of Savoy and which, under the terms of the Agreement and Plan of Merger between the Company and Savoy, were converted into options to purchase 71,900 shares of Hanover common stock.

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

No stock options were exercised during the three months ended December 31, 2021 and 2020.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
Outstanding, October 1, 2021	227,406	$9.50	$2,043	3.51 years
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2021 (1)	227,406	$9.50	$2,043	3.20 years

(1) All outstanding options are fully vested and exercisable.

There was no compensation expense attributable to stock options for the three months ended December 31, 2021 and 2020.

Restricted Stock

No restricted stock awards were granted during the three months ended December 31, 2021. During the three months ended December 31, 2020, restricted stock awards of 7,500 shares were granted with a three-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. Since there is no active market for the Company’s stock, the fair value of the restricted stock awards was estimated on the date of grant based on the prices of the most recent transactions in the Company’s common stock.

A summary of restricted stock activity follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested, October 1, 2021	75,833	$19.87
Granted	-	-
Vested	(2,666)	21.49
Forfeited	(2,887)	19.07
Unvested, December 31, 2021	70,280	$19.84

Compensation expense attributable to restricted stock was $217 thousand and $229 thousand for the three months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $0.8 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 1.62 years. The total fair value of shares vested during the three months ended December 31, 2021 and 2020 was $49 thousand and $7 thousand, respectively.

7. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2021, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31 2021 and September 30, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s capital amounts (in thousands) and ratios under current regulations:

	Actual Capital		Minimum Capital Adequacy Requirement		Minimum Capital Adequacy Requirement with Capital Conservation Buffer		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital to risk-weighted assets	$141,803	15.52%	$73,114	8.00%	$95,963	10.50%	$91,393	10.00%
Tier 1 capital to risk-weighted assets	132,006	14.44%	54,836	6.00%	77,684	8.50%	73,114	8.00%
Common equity tier 1 capital to risk-weighted assets	132,006	14.44%	41,127	4.50%	63,975	7.00%	59,405	6.50%
Tier 1 capital to adjusted average assets (leverage)	132,006	9.92%	53,241	4.00%	N/A	N/A	66,551	5.00%

September 30, 2021
Total capital to risk-weighted assets	$132,554	15.59%	$68,040	8.00%	$89,303	10.50%	$85,050	10.00%
Tier 1 capital to risk-weighted assets	123,666	14.54%	51,030	6.00%	72,293	8.50%	68,040	8.00%
Common equity tier 1 capital to risk-weighted assets	123,666	14.54%	38,273	4.50%	59,535	7.00%	55,283	6.50%
Tier 1 capital to adjusted average assets (leverage)	123,666	9.45%	52,338	4.00%	N/A	N/A	65,423	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2021, the Bank had $35.2 million of retained net income available for dividends to the Company.

8. FAIR VALUE

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

Assets Measured at Fair Value on a Recurring Basis

The following presents fair value measurements on a recurring basis at December 31, 2021 and September 30, 2021:

	December 31, 2021
		Fair Value Measurements Using
(In thousands)	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$515	$-	$515	$-
Corporate bonds	7,021	-	7,021	-
Mortgage servicing rights	3,741	-	-	3,741
Total	$11,277	$-	$7,536	$3,741

	September 30, 2021
		Fair Value Measurements Using
(In thousands)	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$833	$-	$833	$-
Corporate bonds	6,914	-	6,914	-
Mortgage servicing rights	3,690	-	-	3,690
Total	$11,437	$-	$7,747	$3,690

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

The fair value of mortgage servicing rights are based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. Fair value of loan servicing rights related to residential mortgage loans at December 31, 2021 was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, prepayment speed of 26.25% and a weighted average life ranging from 1.80 to 3.02 years. Fair value at September 30, 2021 for mortgage servicing rights was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, prepayment speeds ranging from 24.18% to 24.33% and a weighted average life ranging from 1.96 to 3.30 years.

The fair value of loan servicing rights for SBA loans at December 31, 2021 was determined based on discounted expected future cash flows using discount rates ranging from 4.79% to 23.84%, prepayment speeds ranging from 8.94% to 23.63% and a weighted average life ranging from 0.28 to 5.80 years.

The Company has determined these are mostly unobservable inputs and considers then Level 3 inputs within the fair value hierarchy.

The following table presents the changes in mortgage servicing rights for the periods presented:

	Three Months Ended December 31,
(in thousands)	2021	2020
Balance, October 1	$3,690	$155
Additions	168	-
Adjustment to fair value	(117)	(11)
Balance, December 31	$3,741	$144

Assets Measured at Fair Value on a Non-recurring Basis

The Company had no financial instruments measured at fair value on a non-recurring basis at December 31, 2021 and September 30, 2021. The Company’s impaired loans had no related specific allowances recorded at December 31, 2021 and September 30, 2021.

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at December 31, 2021 and September 30, 2021:

		December 31, 2021
		Fair Value Measurements Using:
(In thousands)	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$114,951	$114,951	$-	$-	$114,951
Securities held-to-maturity	4,834	-	5,008	-	5,008
Securities available-for-sale	7,536	-	7,536	-	7,536
Loans, net	1,268,048	-	-	1,282,865	1,282,865
Federal Home Loan Bank stock	4,057	N/A	N/A	N/A	N/A
Accrued interest receivable	8,858	-	116	8,742	8,858

Financial Liabilities:
Time deposits	326,883	-	326,517	-	326,517
Demand and other deposits	849,868	849,868	-	-	849,868
Borrowings	113,274	-	112,852	-	112,852
Subordinated debentures	24,504	-	27,083	-	27,083
Accrued interest payable	879	1	878	-	879

		September 30, 2021
		Fair Value Measurements Using:
(In thousands)	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$166,544	$166,544	$-	$-	$166,544
Securities held-to-maturity	8,611	-	8,865	-	8,865
Securities available-for-sale	7,747	-	7,747	-	7,747
Loans, net	1,238,573	-	-	1,278,056	1,278,056
Federal Home Loan Bank stock	3,714	N/A	N/A	N/A	N/A
Accrued interest receivable	9,363	-	211	9,152	9,363

Financial Liabilities:
Time deposits	377,836	-	378,333	-	378,333
Demand and other deposits	786,826	786,826	-	-	786,826
Borrowings	159,642	-	159,608	-	159,608
Subordinated debentures	24,513	-	27,092	-	27,092
Accrued interest payable	1,290	1	713	576	1,290

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

10. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances
At December 31, 2021 and September 30, 2021, FHLB advances outstanding were $47.9 million and $42.0 million, respectively. The advances were all at fixed rates ranging from 0.34% to 2.96% and from 0.37% to 2.96%, respectively, and with maturities ranging from January 2022 to August 2025 and from October 2021 to August 2025, respectively, at December 31, 2021 and September 30, 2021.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $488.5 million and $432.7 million of residential and commercial mortgage loans under a blanket lien arrangement at December 31, 2021 and September 30, 2021, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $26.7 million at December 31, 2021.

The following table sets forth the contractual maturities and weighted average interest rates of the Company’s fixed rate FHLB advances (in thousands):

	Balance at December 31, 2021
Contractual Maturity	Amount	Weighted Average Rate
2022	$10,000	0.34%
2023	11,995	2.23%
2024	18,860	0.98%
2025	7,080	0.58%
Total	$47,935	1.10%

	Balance at September 30, 2021
Contractual Maturity	Amount	Weighted Average Rate
2022	$4,000	2.02%
2023	12,040	2.23%
2024	18,860	0.98%
2025	7,080	0.58%
Total	$41,980	1.37%

Federal Reserve Borrowings
At December 31, 2021 and September 30, 2021, the Company’s borrowings from the Federal Reserve’s Paycheck Protection Liquidity Facility (“PPPLF”) were $65.3 million and $117.7 million, respectively.  The borrowings have a rate of 0.35% and the maturity date will equal the maturity date of the underlying PPP loan pledged to secure the extension of credit.  The maturity date of a PPP loan is either two or five years from origination date.  The Company utilized the PPPLF to fund PPP loan production.  The borrowings are fully secured by pledged PPP loans as of December 31, 2021 and September 30, 2021.

Correspondent Bank Borrowings
At December 31, 2021, approximately $55 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at December 31, 2021 and September 30, 2021.

11. SUBORDINATED DEBENTURES

In October 2020, the Company completed the private placement of $25.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2030 (the “Notes”) to certain qualified institutional buyers and accredited investors. The Notes will initially bear interest, payable semi-annually, at the rate of 5.00% per annum, until October 15, 2025. From and including October 15, 2025, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (“SOFR”) plus 487.4 basis points. The Company may, at its option, beginning with the interest payment date of October 15, 2025 but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, subject to the receipt of any required regulatory approval. The Notes are not subject to redemption at the option of the holder. These subordinated notes are included as a component of the Bank’s Tier 1 capital for regulatory reporting.

At December 31, 2021 and September 30, 2021, the unamortized issuance costs of the Notes were $0.5 million and $0.5 million, respectively. For the three months ended December 31, 2021 and 2020, $21 thousand and $13 thousand, respectively, in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income by component, net of tax, for the three months ended December 31, 2021 and 2020:

(in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Total
Balance at October 1, 2021	$256	$256
Other comprehensive income	54	54
Balance at December 31, 2021	$310	$310

Balance at October 1, 2020	$156	$156
Other comprehensive income	167	167
Balance at December 31, 2020	$323	$323

There were no significant amounts reclassified out of accumulated other comprehensive income for the three months ended December 31, 2021 and 2020.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements - This document contains a number of forward-looking statements, including statements about the financial condition, results of operations, earnings outlook and prospects of the Company, and statements for the period following the completion of the acquisition of Savoy. Forward-looking statements are typically identified by words such as “should,” “likely,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “target,” “project,” “goal” and other similar words and expressions. The forward-looking statements involve certain risks and uncertainties. The ability of the Company to predict results or the actual effects of its plans and strategies is subject to inherent uncertainty.

Factors that may cause actual results or earnings to differ materially from such forward-looking statements include those set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, as updated by the Company’s subsequent filings with the SEC and, among others, the following:

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

•
The effects of COVID-19, including, but not limited to, the length of time that the pandemic continues, the effectiveness of the vaccination program and accompanying vaccination rates, the development of new variants of the virus and their impact, the potential future imposition of further restrictions on travel, the measures adopted by federal, state and local governments, the health of employees and the potential inability of employees to work due to illness, quarantine or government mandates, the business continuity plans of customers and vendors, the increased likelihood of cybersecurity risk, data breaches, or fraud due to employees working from home, the ability of borrowers to repay their loans and the effect of the pandemic on the general economy and businesses of borrowers;

•	Legislative or regulatory changes;

•	Downturns in demand for loan, deposit and other financial services in the Company’s market area;

•	Increased competition from other banks and non-bank providers of financial services;

•	Technological changes and increased technology-related costs; and

•	Changes in accounting principles, or the application of generally accepted accounting principles.

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

Non-GAAP Disclosure - This discussion includes non-GAAP financial measures of the Company’s tangible common equity (“TCE”) ratio, tangible common equity and tangible assets. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or modifies amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The Company believes that these non-GAAP financial measures provide both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other financial institutions.

With respect to the calculations and reconciliations of tangible common equity, tangible assets and the TCE ratio, please see Liquidity and Capital Resources contained herein for a reconciliation to the most directly comparable GAAP measure.

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

The Bank has historically been able to generate additional income by strategically originating and selling its primary lending products to other financial institutions at premiums. In December 2021, the SBA approved the Bank’s application to process loans under the SBA’s Preferred Lender Program, enabling the Bank to process SBA applications under delegated authority from the SBA and enhancing the Bank’s ability to compete more effectively for SBA lending opportunities. The Bank expects that it will continue to originate loans, for its own portfolio and for sale, which will result in continued growth in interest income while also realizing gains on the sale of loans to others. The loan sale market has been negatively impacted by the COVID-19 pandemic although indications are that it has been improving.

The Bank finances most of its activities through a combination of deposits, including non-interest-bearing demand, savings, NOW and money market deposits as well as time deposits, and both short- and long-term borrowings. The Company’s chief competition includes local banks within its market area, as well as New York City money center banks and regional banks.

On May 26, 2021, the acquisition of Savoy was completed and fourth quarter 2021 calendar results reflect the operations of the combined entity. Historical financial information prior to the June 30, 2021 quarter includes only the operations of Hanover.

Financial Performance Summary
As of or for the three months ended December 31, 2021 and 2020
(dollars in thousands, except per share data)

	Three months ended December 31,		Over/ (under)
	2021	2020	2020
Revenue (1)	$17,644	$7,613	131.8%
Non-interest expense	8,264	5,590	47.8%
Provision for loan losses	900	100	800.0%
Net income	6,537	1,519	330.3%
Net income per common share - diluted	1.16	0.36	224.3%
Return on average assets	1.80%	0.71%	109	bp
Return on average common stockholders' equity	20.52%	7.62%	1,290	bp
Tier 1 leverage ratio	9.92%	12.04%	(212)	bp
Common equity tier 1 risk-based capital ratio	14.44%	21.49%	(705)	bp
Tier 1 risk-based capital ratio	14.44%	21.49%	(705)	bp
Total risk-based capital ratio	15.52%	22.75%	(723)	bp
Tangible common equity ratio (non-GAAP)	7.63%	8.93%	(130)	bp
Total common stockholders' equity/total assets (2)	8.87%	9.13%	(25)	bp

bp - denotes basis points; 100 bp equals 1%.

(1) Represents net interest income plus total non-interest income.

(2) The ratio of total common stockholders' equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.

At December 31, 2021 the Company, on a consolidated basis, had total assets of $1.5 billion, total deposits of $1.2 billion and total stockholders’ equity of $129.4 million. The Company recorded net income of $6.5 million, or $1.16 per diluted common share, for the three months ended December 31, 2021 compared to net income of $1.5 million, or $0.36 per diluted common share, for the same period in 2020.

The $5.0 million increase in earnings for the three months ended December 31, 2021 versus the comparable 2020 period was primarily due to $7.9 million increase in net interest income coupled with a $2.1 million improvement in non-interest income. Partially offsetting these positive factors was a $2.7 million increase in total operating expenses, principally resulting from growth in compensation and benefits due largely to an increase in personnel from the acquisition of Savoy in May 2021, coupled with an $800 thousand increase in the provision for loan losses expense due to growth in the loan portfolio in the quarter ended December 31, 2021.

The Company’s return on average assets and return on average common stockholders’ equity were 1.80% and 20.52%, respectively, for the three months ended December 31, 2021 versus 0.71% and 7.62%, respectively, for the comparable 2020 period.

Total non-accrual loans at December 31, 2021 were $6.1 million, or 0.48% of total loans, compared to $7.0 million, or 0.56% of total loans at September 30, 2021 and $4.1 million, or 0.56% of total loans, at December 31, 2020. Management believes all of the Company’s non-accrual loans at December 31, 2021 are well collateralized and no specific reserves have been taken with regard to these loans. The allowance for loan losses as a percentage of total non-accrual loans amounted to 153%, 122% and 197% at December 31, 2021, September 30, 2021 and December 31, 2020, respectively.

The Company’s operating efficiency ratio was 46.8% for the three months ended December 31, 2021 versus 73.4% a year ago. The significant improvement in the operating efficiency ratio was due to a $7.9 million increase in net interest income and $2.1 million increase in non-interest income (primarily gain on sale of loans held-for-sale) partially offset by a $2.7 million increase in operating expenses (primarily compensation and benefits).

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

Financial Condition – Total assets of the Company were $1.5 billion at December 31, 2021 and September 30, 2021. Total loans at December 31, 2021 were $1.3 billion, compared to total loans of $1.2 billion at September 30, 2021. Total deposits were $1.2 billion at December 31, 2021 and September 30, 2021. Total borrowings at December 31, 2021 were $113.3 million, including $47.9 million of outstanding FHLB advances.

For the three months ended December 31, 2021, the Company’s loan portfolio, net of sales, grew by $30.3 million to $1.3 billion. At December 31, 2021, the residential loan portfolio amounted to $436.6 million, or 34.2% of total loans.  Commercial real estate loans, including multi-family loans and construction and land development loans, totaled $731.1 million or 57.2% of total loans at December 31, 2021.  Commercial loans, including PPP loans, totaled $109.7 million or 8.6% of total loans.

At December 31, 2021, total deposits were $1.2 billion, an increase of $12.1 million when compared to September 30, 2021. This growth was primarily due to an increase in core deposit balances of $63.0 million offset by a $50.9 million decrease in time deposits in the fourth calendar quarter of 2021. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 72.2% and 67.6% of total deposits at December 31, 2021 and September 30, 2021, respectively. At those dates, demand deposit balances represented 16.2% and 16.4% of total deposits. Beginning in late 2020, we began a municipal deposit program. The program is based upon relationships of our management team, rather than bid based transactions. At December 31, 2021, total municipal deposits were $407.1 million, representing 18 separate governmental clients, compared to $74.3 million at December 31, 2020, representing 6 separate governmental clients. The average rate on the municipal deposit portfolio was 0.19% at December 31, 2021.

Borrowings at December 31, 2021 were $113.3 million, including $65.4 million in PPPLF funding, versus $159.6 million at September 30, 2021. At December 31, 2021, the Company had $47.9 million of outstanding FHLB advances as compared to $42.0 million at September 30, 2021. At September 30, 2021, the Company’s borrowings from the PPPLF were $117.7 million.

Liquidity and Capital Resources – Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve, FHLB and correspondent banks, which totaled $115.0 million and $166.5 million at December 31, 2021 and September 30, 2021, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, and borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At December 31, 2021, total deposits were $1.2 billion, of which $243.2 million were time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At December 31, 2021 and September 30, 2021, the Company had $113.3 million and $159.6 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At December 31, 2021, access to approximately $488.0 million in FHLB lines of credit for overnight or term borrowings was available, of which $413.8 million of municipal letters of credit and $47.9 million in term borrowings were outstanding. At December 31, 2021, approximately $55 million in unsecured lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at December 31, 2021.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity increased to $129.4 million at December 31, 2021 from $122.5 million at September 30, 2021, primarily due to net income recorded during the three months ended December 31, 2021.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.92%, 14.44%, 14.44% and 15.52%, respectively, at December 31, 2021, exceeding all the regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. At December 31, 2021, the Bank’s capital buffer was in excess of requirements.

The Company did not repurchase any shares of its common stock during the three months ended December 31, 2021.

The Company’s total stockholders’ equity to total assets ratio and the Company’s tangible common equity to tangible assets ratio (“TCE ratio”) were 8.87% and 7.63%, respectively, at December 31, 2021 versus 8.25% and 7.02%, respectively, at September 30, 2021 and 9.13% and 8.93%, respectively, at December 31, 2020. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP TCE ratio presented herein. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets at December 31, 2021 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total common stockholders' equity	$129,379	Total assets	$1,458,180	8.87%	(1)
Less: goodwill	(19,168)	Less: goodwill	(19,168)
Less: core deposit intangible	(459)	Less: core deposit intangible	(459)
Tangible common equity	$109,752	Tangible assets	$1,438,553	7.63%	(2)

(1) The ratio of total common stockholders' equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein. (2) TCE ratio

All dividends must conform to applicable statutory requirements. The Company’s ability to pay dividends to stockholders depends on the Bank’s ability to pay dividends to the Company. Additionally, the ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Under New York law, a bank may pay a dividend on its common stock only out of net profits, and must obtain the approval of the Superintendent of the DFS if the total of all dividends declared by a bank or trust company in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

No cash dividends were declared by the Company during the three months ended December 31, 2021 and 2020. On January 25, 2022 the Company’s Board of Directors approved the payment of a $0.10 per common share cash dividend payable on February 15, 2022, to stockholders of record on February 8, 2022. This is the Company’s first cash dividend.

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

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2021 and September 30, 2021, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $72 million and $106 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2021 and September 30, 2021, letters of credit outstanding were approximately $786 thousand.

Results of Operations – Comparison of the Three Months Ended December 31, 2021 and 2020 – The Company recorded net income of $6.5 million during the three months ended December 31, 2021 versus net income of $1.5 million in the comparable three month period a year ago. The increase in earnings for the three months ended December 31, 2021 versus the comparable 2020 period was primarily due to a $7.9 million, or 108.39%, increase in net interest income coupled with a $2.1 million improvement in non-interest income. Partially offsetting these positive factors was a $2.7 million increase in total operating expenses, principally resulting from growth in compensation and benefits due largely to an increase in personnel from the acquisition of Savoy in May 2021, coupled with an $800 thousand increase in the provision for loan losses expense due to growth in the loan portfolio in the fourth calendar quarter of 2021.

Net Interest Income and Margin

The $7.9 million improvement in net interest income was largely attributable to growth in average interest-earning assets of 67.6%, primarily loans, and a 86 basis point increase in the net interest margin to 4.39% in 2021 from 3.53% in the year ago period.  The wider net interest margin was largely due to a 78 basis point reduction in the average cost of interest-bearing liabilities to 0.48% in the 2021 period. Included in net interest income was accretion and amortization of purchase accounting adjustments of $1.6 million during the three months ended December 31, 2021 arising from the acquisition of Savoy.  Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.90% and 3.76% in the quarter ended December 31, 2021 and 2020, respectively.

The lower cost of average interest-bearing liabilities in 2021 resulted from an improved deposit mix.  Lower cost core deposits (demand, NOW, savings and money market accounts) increased by $538.4 million while higher cost certificates of deposit declined by $50.0 million compared to the year ago period. Also contributing to the improvement in net interest income for the three months ended December 31, 2021 versus 2020 was a reduction in the average rate paid on Fed funds purchased and FHLB and FRB advances of 61 basis points to 0.50% in the 2021 quarter.

NET INTEREST INCOME ANALYSIS
For the Three Months Ended December 31, 2021 and 2020
(dollars in thousands)

	2021			2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans	$1,253,827	$16,381	5.18%	$724,751	$9,258	5.07%
Investment securities	15,634	155	3.93%	16,520	173	4.15%
Interest-earning cash	106,660	38	0.14%	78,958	21	0.11%
FHLB stock and other investments	5,252	42	3.17%	3,922	45	4.55%
Total interest-earning assets	1,381,373	16,616	4.77%	824,151	9,497	4.57%
Non interest-earning assets:
Cash and due from banks	8,264			4,709
Other assets	49,011			24,300
Total assets	$1,438,648			$853,160

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, NOW and money market deposits	$609,251	$366	0.24%	$186,894	$117	0.25%
Time deposits	346,448	491	0.56%	391,442	1,454	1.47%
Total savings and time deposits	955,699	857	0.36%	578,336	1,571	1.08%
Fed funds purchased & FHLB & FRB advances	126,058	160	0.50%	78,937	221	1.11%
Note payable	-	-	0.00%	1,303	73	22.23%	(1)
Subordinated debentures	24,499	330	5.34%	22,899	305	5.28%
Total interest-bearing liabilities	1,106,256	1,347	0.48%	681,475	2,170	1.26%
Demand deposits	192,161			83,701
Other liabilities	13,834			8,921
Total liabilities	1,312,251			774,097
Stockholders' equity	126,397			79,063
Total liabilities & stockholders' equity	$1,438,648			$853,160
Net interest rate spread			4.29%			3.31%
Net interest income/margin		$15,269	4.39%		$7,327	3.53%

(1) Reflects impact of debt extinguishment charges of approximately $54 thousand recorded in October 2020.

Provision and Allowance for Loan Losses

The Company recorded a $900 thousand provision for loan losses expense for the three months ended December 31, 2021 versus a $100 thousand expense recorded for the comparable period in 2020. The adequacy of the provision and the resulting allowance for loan losses, which was $9.4 million at December 31, 2021, is determined by management’s ongoing review of the loan portfolio including, among other things, impaired loans, past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay and estimated fair value of any underlying collateral securing loans. Moreover, management evaluates changes, if any, in underwriting standards, collection, charge-off and recovery practices, the nature or volume of the portfolio, lending staff, concentration of loans, as well as current economic conditions and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimable losses at December 31, 2021. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income increased by $2.1 million for the three months ended December 31, 2021 versus 2020. This increase in loan fees and deposit service charges was primarily driven by increases in loan and deposit balances, primarily as a result of the acquisition of Savoy. The increase in income related to loan servicing rights was due to growth in the volume of loans serviced by the Company, primarily due to the acquisition of Savoy. For the three months ended December 31, 2021 and 2020, the Company sold loans totaling approximately $35.2 million and $8.1 million, respectively, recognizing net gains of $1.5 million and $181 thousand, respectively.

Non-Interest Income
For the three months ended December 31, 2021 and 2020
(dollars in thousands)

	Three months ended December 31,		Over/ (under)
	2021	2020	2020
Loan servicing and fee income	$690	$83	731.3%
Service charges on deposit accounts	63	15	320.0
Net gain on sale of loans held for sale	1,492	181	724.3
Other income	130	7	1,757.1
Total non-interest income	$2,375	$286	730.4%

Non-interest Expense

Total non-interest expense increased by $2.7 million for the three months ended December 31, 2021 versus 2020. The overall increase in non-interest expenses was primarily driven by the additional headcount, facilities and transaction volume associated with the acquisition of Savoy. The increase in other non-interest expenses is primarily due to increased assessment charges and correspondent banking fees due to the increased size of the Company.

Non-Interest Expense
For the three months ended December 31, 2021 and 2020
(dollars in thousands)

	Three months ended December 31,		Over/ (under)
	2021	2020	2020
Salaries and employee benefits	$4,939	$3,108	58.9%
Occupancy and equipment	1,413	1,171	20.7
Data processing	366	245	49.4
Advertising and promotion	33	48	(31.3)
Acquisition costs	-	145	(100.0)
Professional fees	499	412	21.1
Other expenses	1,014	461	120.0
Total non-interest expense	$8,264	$5,590	47.8%

The Company recorded income tax expense of $1.9 million and an effective tax rate of 22.9% for the three months ended December 31, 2021 versus income tax expense of $404 thousand and an effective tax rate of 21.0% in the comparable 2020 period.

Asset Quality - Total non-accrual loans at December 31, 2021 were $6.1 million, or 0.48% of total loans, compared to $7.0 million, or 0.56% of total loans at September 30, 2021 and $4.1 million, or 0.56% of total loans, at December 31, 2020. Management believes all of the Company’s non-accrual loans at December 31, 2021 are well collateralized and no specific reserves have been taken with regard to these loans. The allowance for loan losses as a percentage of total non-accrual loans amounted to 153%, 122% and 197% at December 31, 2021, September 30, 2021 and December 31, 2020, respectively.

Total accruing loans, excluding purchased credit-impaired loans, delinquent 30 days or more amounted to $6.1 million, $8.2 million and $5.1 million at December 31, 2021, September 30, 2021 and December 31, 2020, respectively.

Total loans having credit risk ratings of Special Mention or Substandard were $42.4 million at December 31, 2021 versus $51.9 million at September 30, 2021 and $16.7 million at December 31, 2020. The increase in both the Special Mention and Substandard levels is due to the acquired loan portfolio of Savoy Bank. The acquired portfolio has a large component of SBA loans, which have been supported through the COVID-pandemic with assistance from the SBA. The high level of criticized loans in the Savoy portfolio results in part from a conservative view of these borrowers’ ability to perform once government assistance ends, as well as specific instances of borrowers seeking assistance/deferrals/modifications due to the impact to their business.  The Company’s Special Mention and Substandard loans were comprised of residential real estate, multi-family, commercial real estate loans and commercial and industrial loans (including SBA facilities) at December 31, 2021. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At December 31, 2021, the Company had $1.7 million in troubled debt restructurings (“TDRs”), consisting of residential real estate loans. The Company had TDRs amounting to $1.7 million and $1.7 million at September 30, 2021 and December 31, 2020, respectively.

At December 31, 2021, the Company’s allowance for loan losses amounted to $9.4 million or 0.73% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 0.69% at September 30, 2021 and 1.09% at December 31, 2020. The Company recorded net loan recoveries of $66 thousand during the three months ended December 31, 2021 versus no loan charge-offs during the three months ended September 30, 2021. The Company recorded net loan recoveries of $10 thousand during the three months ended December 31, 2020.

The Company record a $900 thousand provision for loan losses expense for the three months ended December 31, 2021 versus a $100 thousand expense recorded for the comparable period in 2020. Adjustments to the Company’s loss experience is based on management’s evaluation of several environmental factors, including: changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments; changes in the nature and volume of the Company’s portfolio and in the terms of the Company’s loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans; changes in the quality of the Company’s loan review system; changes in lending policies, procedures and strategies; changes in the value of underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

Management has determined that the current level of the allowance for loan losses is adequate in relation to the probable and reasonably estimable losses present in the portfolio. While management uses available information to recognize probable and reasonably estimable losses on loans, future additions to the allowance may be necessary and management may need to record loan charge-offs in future periods. Changes in estimates could result in a material change in the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. (See also Critical Accounting Policies, Judgments and Estimates contained herein).

ASSET QUALITY
December 31, 2021 versus September 30, 2021 and December 31, 2020
(dollars in thousands)

	As of or for the three months ended
	12/31/2021	9/30/2021	12/31/2020
Non-accrual loans	$6,115	$7,028	$4,053
Non-accrual loans held for sale	-	-	-
Other real estate owned	-	-	-
Total non-performing assets (1)	$6,115	$7,028	$4,053

Purchased credit-impaired loans 90 days or more past due and still accruing	$2,501	$2,519	$318
Performing TDRs	455	455	454

Loans held for sale	-	-	4,150
Loans held for investment	1,277,434	1,247,125	728,752

Allowance for loan losses:
Beginning balance	$8,552	$7,852	$7,869
Provision	900	700	100
Charge-offs	(66)	-	-
Recoveries	-	-	10
Ending balance	$9,386	$8,552	$7,979

Allowance for loan losses as a % of total loans (2)	0.73%	0.69%	1.09%

Allowance for loan losses as a % of non-accrual loans (2)	153%	122%	197%

Non-accrual loans as a % of total loans (2)	0.48%	0.56%	0.56%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	0.48%	0.56%	0.55%

Non-performing assets as a % of total assets	0.42%	0.47%	0.46%

Non-performing assets, purchased credit-impaired loans 90 days or more past due and still accruing and performing TDRs, to total loans held for sale and investment	0.71%	0.80%	0.66%

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

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at December 31, 2021 (dollars in thousands). The results are within the Company’s policy limits.

At December 31, 2021
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII (1)
(basis points)	EVE	Amount	%	(basis points)	NII (1)	Amount	%
+400	$154,270	$(34,721)	(18.4)	+400	$53,720	$(298)	(0.6)
+300	163,684	(25,307)	(13.4)	+300	54,192	174	0.3
+200	171,008	(17,983)	(9.5)	+200	54,471	453	0.8
+100	177,731	(11,260)	(6.0)	+100	54,365	347	0.6
0	188,991			0	54,018
-100	206,319	17,328	9.2	-100	51,577	(2,441)	(4.5)

(1) Assumes 12 month time horizon.

ITEM 4. – CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule l3a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

There were no changes to the Company's internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings, which could have a materially adverse impact on its results of operations and financial condition.

ITEM 1A. – RISK FACTORS

There have been no changes to the risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, as filed with the Securities and Exchange Commission.

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

HANOVER BANCORP, INC.

Dated: February 7, 2022	/s/ Michael P. Puorro
Michael P. Puorro
Chairman & Chief Executive Officer
(principal executive officer)

Dated: February 7, 2022	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President & Chief Financial Officer
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