Form 10-Q
period 2022-03-31
Hanover Bancorp, Inc. /NY
filed 2022-05-16
CIK 1828588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 001-41384

HANOVER BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

New York	81-3324480
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 East Jericho Turnpike, Mineola, NY 11501

(Address of Principal Executive Offices) (Zip Code)

(516) 548-8500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	HNVR	NASDAQ

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	5,829,569 Shares
(Title of Class)	(Outstanding as of May 9, 2022)

HANOVER BANCORP, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2022

PART I

ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

	March 31, 2022	September 30, 2021
	(unaudited)
ASSETS
Cash and non-interest-bearing deposits due from banks	$6,956	$8,302
Interest-bearing deposits due from banks	119,826	142,950
Federal funds sold	358	15,292
Total cash and cash equivalents	127,140	166,544
Securities:
Held to maturity (fair value of $4,581 and $8,865, respectively)	4,629	8,611
Available for sale, at fair value	5,070	7,747
Total securities	9,699	16,358
Loans held for investment	1,289,041	1,247,125
Allowance for loan losses	(9,886)	(8,552)
Loans held for investment, net	1,279,155	1,238,573
Premises and equipment, net	14,833	15,003
Accrued interest receivable	7,894	9,363
Prepaid pension	4,178	4,233
Stock in Federal Home Loan Bank ("FHLB"), at cost	3,612	3,714
Goodwill	19,168	19,168
Other intangible assets	438	480
Loan servicing rights	4,028	3,690
Deferred income taxes	2,676	3,558
Other assets	3,860	3,957
TOTAL ASSETS	$1,476,681	$1,484,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$197,118	$191,537
Savings, NOW and money market	746,877	595,289
Time	286,247	377,836
Total deposits	1,230,242	1,164,662
Borrowings	75,823	159,642
Subordinated debentures	24,541	24,513
Accrued interest payable	980	1,290
Other liabilities	10,327	12,005
TOTAL LIABILITIES	1,341,913	1,362,112
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock (par value $0.01; 15,000,000 shares authorized; none issued)	—	—
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 5,829,569 and 5,563,426, respectively)	58	56
Surplus	97,965	97,246
Retained earnings	36,780	24,971
Accumulated other comprehensive (loss) income, net of tax	(35)	256
TOTAL STOCKHOLDERS' EQUITY	134,768	122,529
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,476,681	$1,484,641

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
INTEREST INCOME
Loans	$15,749	$9,133	$32,130	$18,391
Taxable securities	106	182	260	355
Other interest income	86	65	167	131
Total interest income	15,941	9,380	32,557	18,877
INTEREST EXPENSE
Savings, NOW and money market deposits	345	157	711	274
Time deposits	401	915	892	2,369
Borrowings	451	506	941	1,105
Total interest expense	1,197	1,578	2,544	3,748
Net interest income	14,744	7,802	30,013	15,129
Provision for loan losses	500	200	1,400	300
Net interest income after provision for loan losses	14,244	7,602	28,613	14,829
NON-INTEREST INCOME
Loan servicing and fee income	734	139	1,424	222
Service charges on deposit accounts	46	17	109	32
Gain on sale of loans held-for-sale	1,575	295	3,067	476
Gain on sale of securities available for sale	105	240	105	240
Other income	212	1	343	8
Total non-interest income	2,672	692	5,048	978
NON-INTEREST EXPENSE
Salaries and employee benefits	5,618	3,268	10,557	6,376
Occupancy and equipment	1,370	1,209	2,783	2,380
Data processing	392	270	759	515
Advertising and promotion	153	19	186	67
Acquisition costs	—	151	—	296
Professional fees	640	308	1,139	720
Other expenses	1,184	500	2,198	961
Total non-interest expense	9,357	5,725	17,622	11,315
Income before income tax expense	7,559	2,569	16,039	4,492
Income tax expense	1,699	514	3,642	918
NET INCOME	$5,860	$2,055	$12,397	$3,574
EARNINGS PER COMMON SHARE - BASIC	$1.02	$0.49	$2.19	$0.85
EARNINGS PER COMMON SHARE - DILUTED	$1.00	$0.48	$2.15	$0.84

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net income	$5,860	$2,055	$12,397	$3,574
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on securities available for sale arising during the period, net of tax of ($177), $23, ($159) and $68, respectively	(264)	94	(210)	261
Reclassification adjustment for gains realized in net income, net of tax of ($24), ($49), ($24) and ($49) respectively	(81)	(191)	(81)	(191)
Total other comprehensive (loss) income, net of tax	(345)	(97)	(291)	70
Total comprehensive income, net of tax	$5,515	$1,958	$12,106	$3,644

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31, 2022
					Accumulated Other	Total
	Common Stock	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Surplus	Earnings	(Loss) Income, Net	Equity
Beginning balance as of January 1, 2022	5,562,799	$56	$97,505	$31,508	$310	$129,379
Net income	—	—	—	5,860	—	5,860
Other comprehensive loss, net of tax	—	—	—	—	(345)	(345)
Cash dividends declared ($0.10 per share)	—	—	—	(588)	—	(588)
Stock-based compensation expense	—	—	462	—	—	462
Stock awards granted, net of forfeitures	266,770	2	(2)	—	—	—
Ending balance as of March 31, 2022	5,829,569	$58	$97,965	$36,780	$(35)	$134,768

	Three Months Ended March 31, 2021
					Accumulated Other	Total
	Common Stock	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Surplus	Earnings	(Loss) Income, Net	Equity
Beginning balance as of January 1, 2021	4,185,534	$42	$64,020	$15,639	$323	$80,024
Net income	—	—	—	2,055	—	2,055
Other comprehensive income, net of tax	—	—	—	—	(97)	(97)
Stock-based compensation	7,229	—	216	—	—	216
Issuance of common stock	2,127	—	47	—	—	47
Ending balance as of March 31, 2021	4,194,890	$42	$64,283	$17,694	$226	$82,245

	Six Months Ended March 31, 2022
					Accumulated Other	Total
	Common stock	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Surplus	Earnings	(Loss) Income, Net	Equity
Beginning balance as of October 1, 2021	5,563,426	$56	$97,246	$24,971	$256	$122,529
Net income	—	—	—	12,397	—	12,397
Other comprehensive loss, net of tax	—	—	—	—	(291)	(291)
Cash dividends declared ($0.10 per share)	—	—	—	(588)	—	(588)
Stock-based compensation expense	—	—	679	—	—	679
Stock awards granted, net of forfeitures	263,759	2	(2)	—	—	—
Issuance of common stock in lieu of directors’ fees	2,384	—	42	—	—	42

Ending balance as of March 31, 2022	5,829,569	$58	$97,965	$36,780	$(35)	$134,768

	Six Months Ended March 31, 2021
					Accumulated Other	Total
	Common stock	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Surplus	Earnings	(Loss) Income, Net	Equity
Beginning balance as of October 1, 2020	4,175,144	$42	$63,725	$14,120	$156	$78,043
Net income	—	—	—	3,574	—	3,574
Other comprehensive income, net of tax	—	—	—	—	70	70
Stock-based compensation	17,619	—	445	—	—	445
Issuance of common stock	2,127	—	113	—	—	113
Ending balance as of March 31, 2021	4,194,890	$42	$64,283	$17,694	$226	$82,245

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$12,397	$3,574
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,400	300
Depreciation and amortization	819	698
Net gain on sale of securities available for sale	(105)	(240)
Stock-based compensation	679	445
Net gain on sale of loans held-for-sale	(3,067)	(476)
Net accretion of premiums, discounts and loan fees and costs	(2,743)	(229)
Amortization of intangible assets	42	2
Amortization of debt issuance costs	28	43
Loan servicing rights valuation adjustments	235	25
Deferred tax expense (benefit)	978	(170)
Decrease in accrued interest receivable	1,469	276
Increase in other assets	(438)	(2,196)
(Decrease) increase in accrued interest payable	(310)	414
(Decrease) increase in other liabilities	(1,678)	25
Net cash provided by operating activities	9,706	2,491
Cash flows from investing activities:
Purchases of securities available for sale	—	(4,700)
Purchases of restricted securities	(1,157)	(223)
Proceeds from sales of securities available for sale	2,105	3,240
Principal repayments of securities held to maturity	3,978	1,247
Principal repayments of securities available for sale	298	18
Redemptions of restricted securities	1,259	601
Proceeds from sales of loans	54,512	18,287
Net increase in loans	(91,406)	(57,026)
Purchases of premises and equipment	(649)	(870)
Net cash used in investing activities	(31,060)	(39,426)

Cash flows from financing activities:
Net increase in deposits	66,225	53,424
Advances of term FHLB borrowings	20,000	—
Repayments of FHLB advances	(24,000)	(12,580)
Repayments of Federal Reserve Bank borrowings	(79,729)	(16,157)
Proceeds from issuance of subordinated debentures, net of issuance costs	—	24,455
Repayment of note payable	—	(15,000)
Cash dividends paid	(588)	—
Net proceeds from issuance of common stock	42	113
Net cash (used in) provided by financing activities	(18,050)	34,255
Net decrease in cash and cash equivalents	(39,404)	(2,680)
Cash and cash equivalents, beginning of period	166,544	80,209
Cash and cash equivalents, end of period	$127,140	$77,529
Supplemental cash flow information:
Interest paid	$2,854	$3,334
Income taxes paid	4,071	514
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$51,445	$18,704

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, RISKS AND UNCERTAINTIES, ACCOUNTING POLICIES AND RECENT ACCOUNTING DEVELOPMENTS

Hanover Bancorp, Inc. (the “Company”), is a New York corporation which became the holding company for Hanover Community Bank (the “Bank”) in 2016. The Bank, headquartered in Mineola, New York, is a New York State chartered bank. The Bank commenced operations on November 4, 2008 and is a full-service bank providing personal and business lending and deposit services. As a New York State chartered, non- Federal Reserve member bank, the Bank is subject to regulation by the New York State Department of Financial Services (“DFS”) and the Federal Deposit Insurance Corporation. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB”).

Basis of Presentation

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of March 31, 2022, its consolidated statements of income for the three and six months ended March 31, 2022 and 2021, its consolidated statements of comprehensive income for the three and six months ended March 31, 2022 and 2021, its consolidated statements of changes in stockholders’ equity for the three and six months ended March 31, 2022 and 2021 and its consolidated statements of cash flows for the six months ended March 31, 2022 and 2021. Certain prior period amounts have been reclassified to conform to the current period presentation.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and six months ended March 31, 2022 are not necessarily indicative of the results of operations to be expected for the remainder of the year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

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

Loans that are acquired are initially recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized through the allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. At March 31, 2022 and September 30, 2021, the Company had loans totaling $1.5 million and $10.2 million, respectively, which at the time of acquisition, showed evidence of credit deterioration since origination.

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

2. BUSINESS COMBINATIONS

On May 26, 2021, the Company completed its previously announced acquisition of Savoy Bank (“Savoy”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 27, 2020, as amended, between the Company, the Bank and Savoy. Pursuant to the Merger Agreement, Savoy was merged with and into the Bank, with the Bank surviving, in a two-step transaction (collectively, the “Merger”).

The purchase price in the transaction was based upon the tangible book values of each of the Company and Savoy as of April 30, 2021 and calculated in accordance with the terms of the Merger Agreement. At the effective time of the Merger, each share of Savoy common stock, $1.00 par value was converted into the right to receive (i) $3.246 in cash and (ii) 0.141 shares of the Company’s common stock. The final aggregate purchase price was $65.5 million, or $6.49 per Savoy share.

A preliminary summary of the fair value of assets received and liabilities assumed are as follows:

	As Recorded	Fair Value		As Recorded
(in thousands)	by Savoy	Adjustments		by Hanover
Assets
Cash and due from banks	$59,155	$—		$59,155
Investment securities available-for-sale	239	—		239
Loans held for sale	3,883	—		3,883
Loans held for investment	569,251	8,612	(a)	577,863
Premises and equipment, net	234	(22)	(b)	212
Core deposit intangible	—	490	(c)	490
Accrued interest receivable	5,171	(650)	(d)	4,521
Other assets	10,432	(2,925)	(e)	7,507
Total assets acquired	$648,365	$5,505		653,870
Liabilities
Deposits	$340,215	$2,527	(f)	342,742
Borrowings	258,247	301	(g)	258,548
Accrued interest payable	1,050	—		1,050
Other liabilities and accrued expenses	3,817	(342)	(h)	3,475
Total liabilities assumed	$603,329	$2,486		605,815
Net assets acquired				48,055
Total consideration				65,512
Goodwill				$17,457
(a)	Represents the fair value adjustments on net book value of loans, which includes an interest rate mark and credit mark adjustment, the write-off of deferred fees/costs and premiums and the elimination of Savoy’s allowance for loan losses.
(b)	Represents the fair value adjustments to reflect the fair value of premises and equipment.
(c)	Represents the fair value of core deposit intangible recorded, which will be amortized on an accelerated basis over the estimated average life of the deposit base.
(d)	Represents an adjustment to accrued interest receivable acquired.
(e)	Represents an adjustment to other assets acquired. The largest adjustment was the net deferred tax assets resulting from the fair value adjustment related to the acquired assets, liabilities assumed, and identifiable intangible assets recorded.
(f)	Represents the fair value adjustments on time deposits, which will be treated as a reduction of interest expense over the remaining term of the time deposits.
(g)	Represents the fair value adjustments on an FHLB borrowing, which will be treated as a reduction to interest expense over the life of the borrowing.
(h)	Represents an adjustment to other liabilities assumed.

A summary of total consideration paid is as follows:

(in thousands, except share data)
Common stock issued (1,357,567 shares issued)	$32,521
Cash payments to common shareholders	32,991
Total consideration paid	$65,512

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

The computation of earnings per common share for the three and six months ended March 31, 2022 and 2021 follows. There were no stock options that were antidilutive for the three and six months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except share and per share data)	2022	2021	2022	2021
Basic earnings per common share
Net income	$5,860	$2,055	$12,397	$3,574
Weighted average common shares outstanding	5,753,513	4,193,682	5,657,179	4,187,239
Basic earnings per common share	$1.02	$0.49	$2.19	$0.85
Diluted earnings per common share
Net income	$5,860	$2,055	$12,397	$3,574
Weighted average common shares outstanding for basic earnings per common share	5,753,513	4,193,682	5,657,179	4,187,239
Add: dilutive effects of assumed exercises of stock options	96,329	65,339	96,108	65,039
Average shares and dilutive potential common shares	5,849,842	4,259,021	5,753,287	4,252,278
Diluted earnings per common share	$1.00	$0.48	$2.15	$0.84

4. SECURITIES

At the time of purchase of a security, the Company designates the security as either available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent.

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2022 and September 30, 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	March 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$414	$—	$(4)	$410
Corporate bonds	4,700	—	(40)	4,660
Total available for sale securities	$5,114	$—	$(44)	$5,070

Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,964	$—	$(49)	$1,915
U.S. GSE commercial mortgage-backed securities	2,665	1	—	2,666
Total held to maturity securities	4,629	1	(49)	4,581
Total investment securities	$9,743	$1	$(93)	$9,651

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$722	$112	$(1)	$833
Corporate bonds	6,700	214	—	6,914
Total available for sale securities	$7,422	$326	$(1)	$7,747

Held to maturity:
U.S. GSE residential mortgage-backed securities	$2,417	$74	$—	$2,491
U.S. GSE commercial mortgage-backed securities	2,694	175	—	2,869
Corporate bonds	3,500	9	(4)	3,505
Total held to maturity securities	8,611	258	(4)	8,865
Total investment securities	$16,033	$584	$(5)	$16,612

All of the Company’s securities with gross unrealized losses at March 31, 2022 and September 30, 2021 had been in a continuous loss position for less than twelve months and such unrealized losses totaling $93 thousand and $5 thousand, respectively are immaterial to the Company’s consolidated financial statements. At March 31, 2022 and September 30, 2021, investment securities carried at $1.7 million and $5.1 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The amortized cost and fair value of the Company’s securities portfolio at March 31, 2022 are presented by contractual maturity in the table below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

	March 31, 2022
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Five to ten years	$4,700	$4,660
U.S. GSE residential mortgage-backed securities	414	410
Total securities available for sale	5,114	5,070
Securities held to maturity:
One to five years	—	—
Five to ten years	—	—
U.S. GSE residential mortgage-backed securities	1,964	1,915
U.S. GSE commercial mortgage-backed securities	2,665	2,666
Total securities held to maturity	4,629	4,581
Total investment securities	$9,743	$9,651

There were $2.1 million of proceeds on sales of securities available for sale with gross gains of $105 thousand for the three and six months ended March 31, 2022. For the three and six months ended March 31, 2021, proceeds from sales of securities available for sale totaled $3.2 million with gross gains of $240 thousand.

5. LOANS

The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented.

	March 31, 2022	September 30, 2021
(in thousands)
Residential real estate	$424,271	$444,011
Multi-family	388,875	266,294
Commercial real estate	387,811	348,641
Commercial and industrial	72,087	172,274
Construction and land development	15,014	15,374
Consumer	1	11
Gross loans	1,288,059	1,246,605
Net deferred costs (fees)	982	520
Total loans	1,289,041	1,247,125
Allowance for loan losses	(9,886)	(8,552)
Total loans, net	$1,279,155	$1,238,573

The Company was a participant in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration under the CARES Act, to provide guaranteed loans to qualifying businesses and organizations. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020, subject to extension to five years with the consent of the lender) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. As of March 31, 2022, borrowers had received forgiveness or had made payments on $328.3 million in PPP loans. The Company’s PPP loans outstanding, included in commercial and industrial loans in the table above, totaled $37.8 million and $140.4 million at March 31, 2022 and September 30, 2021, respectively.

At March 31, 2022 and September 30, 2021, the Company was servicing approximately $230.1 million and $233.2 million, respectively, of loans for others. The Company had no loans held for sale at March 31, 2022 and September 30, 2021.

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount for those loans is as follows:

	March 31,	September 30,
	2022	2021
(in thousands)
Commercial real estate	$602	$8,324
Commercial and industrial	881	1,917
Total recorded investment	$1,483	$10,241

The Company has not recorded an allowance for loan losses related to these loans at March 31, 2022 and September 30, 2021.

The following table presents a summary of changes in accretable difference on purchased loans accounted for under ASC 310-30:

	Three Months Ended	Six Months Ended
(in thousands)	March 31, 2022	March 31, 2022
Balance at beginning of period	$90	$346
Accretable differences acquired	—	—
Accretion	(746)	(1,782)
Adjustments to accretable difference due to changes in expected cash flows	(745)	(382)
Other changes, net	1,489	1,906
Ending balance	$88	$88

For the three months ended March 31, 2022 and 2021, the Company sold loans totaling approximately $16.2 million and $9.4 million, respectively, recognizing net gains of $1.6 million and $295 thousand, respectively. For the six months ended March 31, 2022 and 2021, the Company sold loans totaling approximately $51.4 million and $17.8 million, respectively, recognizing net gains of $3.1 million and $476 thousand, respectively.

The following summarizes the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$4,115	$2,568	$2,518	$184	$—	$1	$9,386
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (credit) for loan losses	(715)	59	809	348	—	(1)	500
Ending Balance	$3,400	$2,627	$3,327	$532	$—	$—	$9,886

	Three Months Ended March 31, 2021
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$5,094	$1,619	$1,221	$44	$—	$1	$7,979
Charge-offs	—	—	—	—	—	—	—
Recovories	—	—	—	—	—	—	—
Provision (credit) for loan losses	(243)	336	89	18	—	—	200
Ending balance	$4,851	$1,955	$1,310	$62	$—	$1	$8,179

	Six Months Ended March 31, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning Balance	$4,155	$2,433	$1,884	$79	$—	$1	$8,552
Charge-offs	—	(66)	—	—	—	—	(66)
Recoveries	—	—	—	—	—	—	—
Provision (credit) for loan losses	(755)	260	1,443	453	—	(1)	1,400
Ending Balance	$3,400	$2,627	$3,327	$532	$—	$—	$9,886

	Six Months Ended March 31, 2021
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning Balance	$5,103	$1,506	$1,221	$38	$—	$1	$7,869
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	10	—	—	10
Provision (credit) for loan losses	(252)	449	89	14	—	—	300
Ending Balance	$4,851	$1,955	$1,310	$62	$—	$1	$8,179

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment evaluation method. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	March 31, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,400	2,627	3,327	532	—	—	9,886
Purchased-credit impaired	—	—	—	—	—	—	—
Total allowance for loan losses	$3,400	$2,627	$3,327	$532	$—	$—	$9,886
Loans:
Individually evaluated for impairment	$5,074	$422	$5,804	$506	$—	$—	$11,806
Collectively evaluated for impairment	419,422	388,840	381,317	71,114	15,057	2	1,275,752
Purchased-credit impaired	—	—	602	881	—	—	1,483
Total loans held for investment	$424,496	$389,262	$387,723	$72,501	$15,057	$2	$1,289,041

	September 30, 2021
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,155	2,433	1,884	79	—	1	8,552
Purchased-credit impaired	—	—	—	—	—	—	—
Total allowance for loan losses	$4,155	$2,433	$1,884	$79	$—	$1	$8,552
Loans:
Individually evaluated for impairment	$7,198	$458	$517	$500	$—	$—	$8,673
Collectively evaluated for impairment	436,942	266,256	339,966	169,660	15,374	13	1,228,211
Purchased-credit impaired	—	—	8,324	1,917	—	—	10,241
Total loans held for investment	$444,140	$266,714	$348,807	$172,077	$15,374	$13	$1,247,125

No allowance was recorded on purchased-credit impaired loans.

The following presents information related to the Company’s impaired loans by portfolio segment for the periods shown.

	March 31, 2022			September 30, 2021
	Unpaid			Unpaid
	Principal	Recorded	Allowance	Principal	Recorded	Allowance
(in thousands)	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Residential real estate	$5,074	$5,079	$—	$7,382	$7,198	$—
Multi-family	422	422	—	382	458	—
Commercial real estate	5,804	5,804	—	522	517	—
Commercial and industrial	506	506	—	535	500	—
Total	$11,806	$11,811	$—	$8,821	$8,673	$—

	Three Months Ended March 31,				Six Months Ended March 31,
	2022		2021		2022		2021
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized(1)	Investment	Recognized(1)
Residential real estate	$5,089	$17	$7,880	$21	$4,956	$34	$6,767	$43
Multi-family	425	—	1,328	2	432	—	687	3
Commercial real estate	2,279	—	671	1	1,400	—	350	2
Commercial and industrial	507	—	—	—	494	—	—	—
Total	$8,300	$17	$9,879	$24	$7,282	$34	$7,804	$48
(1)	Accrual basis interest income recognized approximates cash basis income.

At March 31, 2022 and September 30, 2021, past due and non-accrual loans disaggregated by portfolio segment were as follows:

(in thousands)	Past Due and Non-Accrual
			Greater than
	30 - 59 days	60 - 89 days	89 days past			Total past	Purchased-
	past due and	past due and	due and			due and non-	credit
March 31, 2022	accruing	accruing	accruing	Non-accrual		accrual	impaired	Current	Total
Residential real estate	$2,261	$—	$—	$3,737	(1)	$5,998	$—	$418,498	$424,496
Multi-family	—	—	—	422	(2)	422	—	388,840	389,262
Commercial real estate	—	—	—	5,805	(3)	5,805	602	381,316	387,723
Commercial and industrial	1,064	—	—	506	(4)	1,570	881	70,050	72,501
Construction and land development	—	—	—	—		—	—	15,057	15,057
Consumer	—	—	—	—		—	—	2	2
Total	$3,325	$—	$—	$10,470		$13,795	$1,483	$1,273,763	$1,289,041
(1)	Of the residential real estate non-accrual loans, $851 were current and $2,886 were greater than 89 days past due.
(2)	Multi-family non-accrual loans at March 31, 2022 were greater than 89 days past due.
(3)	Commercial real estate non-accrual loans at March 31, 2022 were greater than 89 days past due.
(4)	Commercial and industrial non-accrual loans at March 31, 2022 were greater than 89 days past due.

(in thousands)	Past Due and Non-Accrual
			Greater than
	30 - 59 days	60 - 89 days	89 days past			Total past	Purchased-
	past due and	past due and	due and			due and non-	credit
September 30, 2021	accruing	accruing	accruing	Non-accrual		accrual	Impaired	Current	Total
Residential real estate	$1,032	$1,601	$—	$5,554	(1)	$8,187	$—	$435,953	$444,140
Multi-family	—	—	—	458	(2)	458	—	266,256	266,714
Commercial real estate	1,939	—	—	1,016	(3)	2,955	8,324	337,528	348,807
Commercial and industrial	3,641	—	—	—		3,641	1,917	166,519	172,077
Construction and land development	—	—	—	—		—	—	15,374	15,374
Consumer	—	—	—	—		—	—	13	13
Total	$6,612	$1,601	$—	$7,028		$15,241	$10,241	$1,221,643	$1,247,125
(1)	Of the residential real estate non-accrual loans, $1,026 were 61 days past due and $4,528 were greater than 89 days past due.
(2)	Multi-family non-accrual loans at September 30, 2021 were greater than 89 days past due.
(3)	Commercial real estate non-accrual loans at September 30, 2021 were greater than 89 days past due.

Troubled debt restructurings (“TDRs”) are loan modifications where the Company has granted a concession to a borrower in financial difficulty. To assess whether a borrower is experiencing financial difficulty, an evaluation is performed to determine if that borrower is currently in payment default under any of its obligations or whether there is a probability that the borrower will be in payment default in the foreseeable future without the modification. At March 31, 2022 and September 30, 2021, the Company had a recorded investment in TDRs totaling $1.3 million and $1.6 million, consisting solely of residential real estate loans with no specific reserves allocated to such loans and no commitment to lend additional funds under those loans, at either March 31, 2022 or September 30, 2021.

For the three and six months ended March 31, 2022 and 2021, there were no TDRs for which there was a payment default within twelve months of restructuring. A loan is considered to be in payment default once it is 90 days contractually past due under its modified terms. For the three and six months ended March 31, 2022 and 2021, the Company had no new TDRs.

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

The Company has been prudently working with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan losses. The Company modified 519 loans totaling $367.1 million under the CARES Act which are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking agencies. As of March 31, 2022, 2 loans totaling $1.0 million were still in forbearance, both of which were subject to Section 9-x of the New York Banking Law.

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

At March 31, 2022 and September 30, 2021, the Company’s loan portfolio by credit risk rating disaggregated by portfolio segment were as follows:

	March 31, 2022
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$418,828	$1,166	$4,277	$—	$424,271
Multi-family	382,810	3,720	2,345	—	388,875
Commercial	369,533	9,619	8,659	—	387,811
Commercial and industrial	68,201	655	3,231	—	72,087
Construction and land development	12,682	2,332	—	—	15,014
Consumer	1	—	—	—	1
Total	$1,252,055	$17,492	$18,512	$—	$1,288,059

	September 30, 2021
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$433,299	$5,115	$5,594	$3	$444,011
Multi-family	262,984	2,852	458	—	266,294
Commercial	316,727	16,274	15,640	—	348,641
Commercial and industrial	168,104	540	3,630	—	172,274
Construction and land development	13,607	1,767	—	—	15,374
Consumer	11	—	—	—	11
Total	$1,194,732	$26,548	$25,322	$3	$1,246,605

6. EQUITY COMPENSATION PLANS

The Company’s 2021 and 2018 Equity Compensation Plans (“the 2021 Plan” and “the 2018 Plan,” respectively), provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 274,208 shares remain available for issuance at March 31, 2022. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 33,884 shares remain available for issuance at March 31, 2022. Hanover assumed the 2013 Savoy Bank Stock Option Plan solely in connection with options to purchase Savoy common stock held by the former Chief Executive Officer of Savoy and which, under the terms of the Agreement and Plan of Merger between the Company and Savoy, were converted into options to purchase 71,900 shares of Hanover common stock.

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

No stock options were exercised during the three and six months ended March 31, 2022 and 2021.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, October 1, 2021	227,406	$9.50	$2,043	3.51 years
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2022 (1)	227,406	$9.50	$2,325	2.95 years
(1)	All outstanding options are fully vested and exercisable.

There was no compensation expense attributable to stock options for the three and six months ended March 31, 2022 and 2021.

Restricted Stock Awards

During the six months ended March 31, 2022, restricted stock awards of 44,642 shares were granted with a three-year vesting period and 224,678 were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. Since there is no active market for the Company’s stock, the fair value of the restricted stock awards was estimated on the date of grant based on prior quarter end tangible book value.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2021	75,833	$19.87
Granted	269,930	19.73
Vested	(15,146)	20.81
Forfeited	(5,771)	19.35
Unvested, March 31, 2022	324,846	$19.72

Compensation expense attributable to restricted stock awards was $401 thousand and $216 thousand for the three months ended March 31, 2022 and 2021, respectively. Compensation expense attributable to restricted stock was $618 thousand and $445 thousand for the six months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $5.7 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 4.24 years. The total fair value of shares vested during the six months ended March 31, 2022 and 2021 was $296 thousand and $349 thousand, respectively.

Restricted Stock Units

Long Term Incentive Plan

Restricted stock units (RSUs) represent an obligation to deliver shares to a grantee at a future date if certain vesting conditions are met. RSUs are subject to a time-based vesting schedule, and/or the satisfaction of performance conditions, and are settled in shares of the Company's common stock. RSUs do not provide voting rights and RSUs may accrue dividends from the date of grant.

The following table summarizes the unvested performance-based RSU activity for the six months ended March 31, 2022:

Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2021	—	$—
Granted	51,097	19.73
Vested	—	—
Forfeited	—	—
Unvested, March 31, 2022	51,097	$19.73

During the six months ended March 31, 2022, the Company granted 51,097 RSUs. These performance-based RSUs cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2024.

Compensation expense attributable to RSUs was $57 thousand for the three and six months ended March 31, 2022. There was no compensation expense related to RSUs for the three and six months ended March 31, 2021, as no RSUs were granted in 2021. As of March 31, 2022, there was $951 thousand of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 2.9 years.

7. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2022, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2022 and September 30, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total capital to risk-weighted assets	$150,305	15.85%	$75,857	8.00%	$99,562	10.50%	$94,821	10.00%
Tier 1 capital to risk-weighted assets	139,959	14.76%	56,893	6.00%	80,598	8.50%	75,857	8.00%
Common equity tier 1 capital to risk-weighted assets	139,959	14.76%	42,670	4.50%	66,375	7.00%	61,634	6.50%
Tier 1 capital to adjusted average assets (leverage)	139,959	10.06%	55,657	4.00%	N/A	N/A	69,572	5.00%

September 30, 2021
Total capital to risk-weighted assets	$132,554	15.59%	$68,040	8.00%	$89,303	10.50%	$85,050	10.00%
Tier 1 capital to risk-weighted assets	123,666	14.54%	51,030	6.00%	72,293	8.50%	68,040	8.00%
Common equity tier 1 capital to risk-weighted assets	123,666	14.54%	38,273	4.50%	59,535	7.00%	55,283	6.50%
Tier 1 capital to adjusted average assets (leverage)	123,666	9.45%	52,338	4.00%	N/A	N/A	65,423	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of March 31, 2022, the Bank had $41.3 million of retained net income available for dividends to the Company.

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

FASB ASC 820-10 also establishes a fair value hierarchy and describes three levels of inputs that may be used to measure fair values: The three levels within the fair value hierarchy are as follows:

●	Level 1: Valuation is based upon unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
●	Level 2: Fair value is calculated using significant inputs other than quoted market prices that are directly or indirectly observable for the asset or liability. The valuation may rely on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, rate volatility, prepayment speeds, credit ratings,) or inputs that are derived principally or corroborated by market data, by correlation, or other means.
●	Level 3: Inputs for determining the fair value of the respective assets or liabilities are not observable. Level 3 valuations are reliant upon pricing models and techniques that require significant management judgment or estimation.

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

Assets Measured at Fair Value on a Recurring Basis

The following presents fair value measurements on a recurring basis at March 31, 2022 and September 30, 2021:

	March 31, 2022
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$410	$—	$410	$—
Corporate bonds	4,660	—	4,660	—
Mortgage servicing rights	4,028	—	—	4,028
Total	$9,098	$—	$5,070	$4,028

	September 30, 2021
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$833	$—	$833	$—
Corporate bonds	6,914	—	6,914	—
Mortgage servicing rights	3,690	—	—	3,690
Total	$11,437	$—	$7,747	$3,690

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

The fair value of mortgage servicing rights are based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. Fair value of loan servicing rights related to residential mortgage loans at March 31, 2022 was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, a prepayment speed of 26.25% and a weighted average life ranging from 1.73 to 3.02 years. Fair value at September 30, 2021 for mortgage servicing rights was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, prepayment speeds ranging from 24.18% to 24.33% and a weighted average life ranging from 1.96 to 3.30 years.

The fair value of loan servicing rights for SBA loans at March 31, 2022 was determined based on discounted expected future cash flows using discount rates ranging from 1.33% to 22.68%, prepayment speeds ranging from 9.23% to 23.63% and a weighted average life ranging from 0.16 to 5.91 years.

The Company has determined these are mostly unobservable inputs and considers them Level 3 inputs within the fair value hierarchy.

The following table presents the changes in mortgage servicing rights for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Balance, October 1	$3,741	$144	$3,690	$155
Additions	405	—	573	—
Adjustment to fair value	(118)	(14)	(235)	(25)
Balance, March 31	$4,028	$130	$4,028	$130

Assets Measured at Fair Value on a Non-recurring Basis

The Company had no financial instruments measured at fair value on a non-recurring basis at March 31, 2022 and September 30, 2021. The Company’s impaired loans had no related specific allowances recorded at March 31, 2022 and September 30, 2021.

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at March 31, 2022 and September 30, 2021:

	March 31, 2022
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$127,140	$127,140	$—	$—	$127,140
Securities held-to-maturity	4,629	—	4,581	—	4,581
Securities available-for-sale	5,070	—	5,070	—	5,070
Loans, net	1,279,155	—	—	1,260,283	1,260,283
FHLB stock	3,612	N/A	N/A	N/A	N/A
Accrued interest receivable	7,894	—	105	7,789	7,894
Financial Liabilities:
Time deposits	286,247	—	282,653	—	282,653
Demand and other deposits	943,995	943,995	—	—	943,995
Borrowings	75,823	—	76,057	—	76,057
Subordinated debentures	24,541	—	24,666	—	24,666
Accrued interest payable	980	1	979	—	980

	September 30, 2021
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$166,544	$166,544	$—	$—	$166,544
Securities held-to-maturity	8,611	—	8,865	—	8,865
Securities available-for-sale	7,747	—	7,747	—	7,747
Loans, net	1,238,573	—	—	1,278,056	1,278,056
FHLB stock	3,714	N/A	N/A	N/A	N/A
Accrued interest receivable	9,363	—	211	9,152	9,363
Financial Liabilities:
Time deposits	377,836	—	378,333	—	378,333
Demand and other deposits	786,826	786,826	—	—	786,826
Borrowings	159,642	—	159,608	—	159,608
Subordinated debentures	24,513	—	27,092	—	27,092
Accrued interest payable	1,290	1	713	576	1,290

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

10. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances

At March 31, 2022 and September 30, 2021, FHLB advances outstanding were $37.9 million and $42.0 million, respectively. The advances were all at fixed rates ranging from 0.37% to 2.96%, and with maturities ranging from January 2023 to August 2025 and from October 2021 to August 2025, respectively, at March 31, 2022 and September 30, 2021.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $622.5 million and $432.7 million of residential and commercial mortgage loans under a blanket lien arrangement at March 31, 2022 and September 30, 2021, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $165.9 million at March 31, 2022.

The following table sets forth the contractual maturities and weighted average interest rates of the Company’s fixed rate FHLB advances (in thousands):

	Balance at March 31,
	2022
		Weighted
Contractual Maturity	Amount	Average Rate
2022	$—	—%
2023	11,950	2.23%
2024	18,860	0.98%
2025	7,080	0.58%
Total	$37,890	1.30%

	Balance at September 30,
	2021
		Weighted
Contractual Maturity	Amount	Average Rate
2022	$4,000	2.02%
2023	12,040	2.23%
2024	18,860	0.98%
2025	7,080	0.58%
Total	$41,980	1.37%

Federal Reserve Borrowings

At March 31, 2022 and September 30, 2021, the Company’s borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) were $37.9 million and $117.7 million, respectively. The borrowings have a rate of 0.35% and the maturity date will equal the maturity date of the underlying PPP loan pledged to secure the extension of credit. The maturity date of a PPP loan is either two or five years from origination date. The Company utilized the PPPLF to fund PPP loan production. The borrowings are fully secured by pledged PPP loans as of March 31, 2022 and September 30, 2021.

Correspondent Bank Borrowings

At March 31, 2022, approximately $55 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at March 31, 2022 and September 30, 2021.

11. SUBORDINATED DEBENTURES

In October 2020, the Company completed the private placement of $25.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2030 (the “Notes”) to certain qualified institutional buyers and accredited investors. The Notes will initially bear interest, payable semi-annually, at the rate of 5.00% per annum, until October 15, 2025. From and including October 15, 2025 through maturity, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (“SOFR”) plus 487.4 basis points. The Company may, at its option, beginning with the interest payment date of October 15, 2025 but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, subject to the receipt of any required regulatory approval. The Notes are not subject to redemption at the option of the holder. The portion of the proceeds of these subordinated notes contributed to the Bank are included as a component of the Bank’s Tier 1 capital for regulatory reporting.

At March 31, 2022 and September 30, 2021, the unamortized issuance costs of the Notes were $0.5 million and $0.5 million, respectively. For the three and six months ended March 31, 2022, $21 thousand and $42 thousand, respectively, in issuance costs were recorded in interest expense. For the three and six months ended March 31, 2021, $14 thousand and $27 thousand, respectively, in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended March 31, 2022 and 2021:

	Unrealized Gains and
	Losses on Available-
	for-Sale Debt
(in thousands)	Securities	Total
Balance at January 1, 2022	$310	$310
Other comprehensive loss	(264)	(264)
Amount reclassified from accumulated other comprehensive income	(81)	(81)
Balance at March 31, 2022	$(35)	$(35)

	Unrealized Gains and
	Losses on Available-
	for-Sale Debt
(in thousands)	Securities	Total
Balance at January 1, 2021	$323	$323
Other comprehensive income	94	94
Amount reclassified from accumulated other comprehensive income	(191)	(191)
Balance at March 31, 2021	$226	$226

	Unrealized Gains and
	Losses on Available-
	for-Sale Debt
(in thousands)	Securities	Total
Balance at October 1, 2021	$256	$256
Other comprehensive loss	(210)	(210)
Amount reclassified from accumulated other comprehensive income	(81)	(81)
Balance at March 31, 2022	$(35)	$(35)

	Unrealized Gains and
	Losses on Available-
	for-Sale Debt
(in thousands)	Securities	Total
Balance at October 1, 2020	$156	$156
Other comprehensive income	261	261
Amount reclassified from accumulated other comprehensive income	(191)	(191)
Balance at March 31, 2021	$226	$226

The following represents the reclassification out of accumulated other comprehensive income for the three and six months ended March 31, 2022 and 2021.

	Three Months Ended		Six Months Ended
	March 31,		March 31,		Affected Line Item in Consolidated
(in thousands)	2022	2021	2022	2021	Statements of Income
Realized gains on securities available-for-sale	$105	$240	$105	$240	Gain on sale of investment securities available-for-sale, net
Tax effect	24	49	24	49	Income tax expense
Net of tax	$81	$191	$81	$191

13. SUBSEQUENT EVENTS

On May 10, 2022, the Company completed an initial public offering (“IPO”) of its common stock and sold 1,275,000 shares of common stock at the public offering price of $21.00 per share. In addition, the Company has granted the underwriters a 30-day option to purchase up to 191,250 additional shares to cover any overallotments. The IPO resulted in gross proceeds of $26.8 million. The net proceeds to the Company, after deducting the underwriting discount and offering expenses is estimated at $24.0 million.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements - This document contains a number of forward-looking statements, including statements about the financial condition, results of operations, earnings outlook and prospects of the Company. Forward-looking statements are typically identified by words such as “should,” “likely,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “target,” “project,” “goal” and other similar words and expressions. The forward-looking statements involve certain risks and uncertainties. The ability of the Company to predict results or the actual effects of its plans and strategies is subject to inherent uncertainty.

Factors that may cause actual results or earnings to differ materially from such forward-looking statements include those set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as updated by the Company’s subsequent filings with the SEC and, among others, the following:

●	Changes in monetary and fiscal policies of the FRB and the U. S. Government, particularly related to changes in interest rates;
●	Changes in general economic conditions;
●	The ability to enhance revenue through increased market penetration, expanded lending capacity and product offerings;
●	Occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics such as COVID-19, or outbreaks of hostilities, such as between Russia and Ukraine, or the effects of climate change, and the ability of the Company to deal effectively with disruptions caused by the foregoing;
●	The effects of COVID-19, including, but not limited to, the length of time that the pandemic continues, the effectiveness of the vaccination program and accompanying vaccination rates, the development of new variants of the virus and their impact, the potential future imposition of further restrictions on travel, the measures adopted by federal, state and local governments, the health of employees and the potential inability of employees to work due to illness, quarantine or government mandates, the business continuity plans of customers and vendors, the increased likelihood of cybersecurity risk, data breaches, or fraud due to employees working from home, the ability of borrowers to repay their loans and the effect of the pandemic on the general economy and businesses of borrowers;
●	Legislative or regulatory changes;
●	Downturns in demand for loan, deposit and other financial services in the Company’s market area;
●	Increased competition from other banks and non-bank providers of financial services;
●	Technological changes and increased technology-related costs; and
●	Changes in accounting principles, or the application of generally accepted accounting principles.

Because these forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this document or the date of any document incorporated by reference in this document. All subsequent written and oral forward-looking statements concerning the merger or other matters addressed in this document and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this document. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Non-GAAP Disclosure - This discussion includes discussions of the Company’s tangible common equity (“TCE”) ratio, tangible common equity and tangible assets, non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or modifies amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The Company believes that these non-GAAP financial measures provide both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other financial institutions.

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

The Bank operates as a locally headquartered, community-oriented bank, serving customers throughout the New York metro area from offices in Nassau, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York and Freehold in Monmouth County New Jersey. We principally focus our lending activities on loans that we originate to borrowers located in our market areas. We seek to be the premier provider of lending products and services in our market area, meeting the credit needs of business and individual borrowers in the communities that we serve. We offer personal and commercial business loans on a secured and unsecured basis, SBA and USDA guaranteed loans, revolving lines of credit, commercial mortgage loans, and one- to four-family non-qualified mortgages secured by primary and secondary residences that may be owner occupied or investment properties, home equity loans, bridge loans and other personal purpose loans.

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

The COVID-19 pandemic has caused widespread economic disruption in the Bank’s metropolitan New York trade area. The Company has actively participated in state and local programs designed to mitigate the impacts of the COVID-19 pandemic on individuals and small businesses and it continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan losses on its loan portfolio. Although the local economy has continued to recover, management continues to cautiously consider opportunities to expand the loan portfolio.

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

The Bank finances most of its activities through a combination of deposits, including non-interest-bearing demand, savings, NOW and money market deposits as well as time deposits, and both short- and long-term borrowings. The

Company’s chief competition includes local banks within its market area, as well as New York City money center banks and regional banks, as well as non-bank lenders, including fintech lenders.

On May 26, 2021, the acquisition of Savoy was completed. Historical financial information prior to the June 30, 2021 quarter includes only the operations of Hanover.

Financial Performance Summary

As of or for the three and six months ended March 31, 2022 and 2021

(dollars in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue (1)	$17,416	$8,494	$35,061	$16,107
Non-interest expense	9,357	5,725	17,622	11,315
Provision for loan losses	500	200	1,400	300
Net income	5,860	2,055	12,397	3,574
Net income per common share - diluted	1.00	0.48	2.15	0.84
Return on average assets	1.63%	0.97%	1.72%	0.84%
Return on average common stockholders' equity	17.83%	10.28%	19.16%	8.95%
Tier 1 leverage ratio	10.06%	12.00%	10.06%	12.00%
Common equity tier 1 risk-based capital ratio	14.76%	21.23%	14.76%	21.23%
Tier 1 risk-based capital ratio	14.76%	21.23%	14.76%	21.23%
Total risk-based capital ratio	15.85%	22.49%	15.85%	22.49%
Tangible common equity ratio (non-GAAP)	7.90%	9.06%	7.90%	9.06%
Total common stockholders' equity/total assets (2)	9.13%	9.24%	9.13%	9.24%
(1)	Represents net interest income plus total non-interest income.
(2)	The ratio of total common stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.

At March 31, 2022 the Company, on a consolidated basis, had total assets of $1.5 billion, total deposits of $1.2 billion and total stockholders’ equity of $134.8 million. The Company recorded net income of $5.9 million, or $1.00 per diluted common share, for the three months ended March 31, 2022 compared to net income of $2.1 million, or $0.48 per diluted common share, for the same period in 2021 and $12.4 million, or $2.15 per diluted share, for the six months ended March 31, 2022 compared to net income of $3.6 million, or $0.84 per diluted share, for the same period in 2021.

The $3.8 million increase in earnings for the three months ended March 31, 2022 versus the comparable 2021 period was primarily due to a $6.9 million increase in net interest income coupled with a $2.0 million improvement in non-interest income. Partially offsetting these positive factors was a $3.7 million increase in total operating expenses, principally resulting from growth in compensation and benefits due largely to an increase in personnel from the acquisition of Savoy in May 2021, a $1.1 million increase in the provision for income taxes, coupled with a $300 thousand increase in the provision for loan losses expense due to growth in the loan portfolio in the quarter ended March 31, 2022.

The $8.8 million increase in net income for the six months ended March 31, 2022 versus the year ago was primarily due to a $14.9 million increase in net interest income coupled with a $4.0 million improvement in non-interest income. Partially offsetting these positive factors was a $6.3 million increase in total operating expenses, principally resulting from growth in compensation and benefits due largely to an increase in personnel from the acquisition of Savoy in May 2021, a $2.7 million increase in provision for income taxes, coupled with an $1.1 million increase in the provision for loan losses expense due to growth in the loan portfolio.

The Company’s return on average assets and return on average common stockholders’ equity were 1.63% and 17.83%, respectively, for the three months ended March 31, 2022 versus 0.97% and 10.28%, respectively, for the comparable 2021 period, and 1.72% and 19.16% for the six months ended March 31, 2022, versus 0.84% and 8.95%, respectively, for the prior year period.

Total non-accrual loans at March 31, 2022 were $10.5 million, or 0.81% of total loans, compared to $7.0 million, or 0.56% of total loans at September 30, 2021 and $9.4 million, or 1.22% of total loans, at March 31, 2021. Management believes all of the Company’s non-accrual loans at March 31, 2022 are well collateralized and no specific reserves have been taken with regard to these loans. The allowance for loan losses as a percentage of total non-accrual loans amounted to 94%, 122% and 87% at March 31, 2022, September 30, 2021 and March 31, 2021, respectively.

The Company’s operating efficiency ratio was 54.1% for the three months ended March 31, 2022 versus 69.4% a year ago. The significant improvement in the operating efficiency ratio was due to a $6.9 million increase in net interest income and $2.0 million increase in non-interest income (primarily gain on sale of loans held-for-sale) partially offset by a $3.6 million increase in operating expenses (primarily compensation and benefits).

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

Financial Condition – Total assets of the Company were $1.5 billion at March 31, 2022 and September 30, 2021. Total loans at March 31, 2022 were $1.3 billion, compared to total loans of $1.2 billion at September 30, 2021. Total deposits were $1.2 billion at March 31, 2022 and September 30, 2021. Total borrowings at March 31, 2022 were $100.4 million, including $37.9 million of outstanding FHLB advances.

For the six months ended March 31, 2022, the Company’s loan portfolio, net of sales, grew by $40.6 million to $1.3 billion. At March 31, 2022, the residential loan portfolio amounted to $424.5 million, or 32.9% of total loans. Commercial real estate loans, including multi-family loans and construction and land development loans, totaled $792.0 million or 61.4% of total loans at March 31, 2022. Commercial loans, including PPP loans, totaled $72.5 million or 5.6% of total loans.

Total deposits were $1.2 billion at March 31, 2022 and September 30, 2021. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 76.7% and 67.6% of total deposits at March 31, 2022 and September 30, 2021, respectively. At those dates, demand deposit balances represented 16.0% and 16.4% of total deposits. Beginning in late 2020, we began a municipal deposit program. The program is based upon relationships of our management team, rather than bid based transactions. At March 31, 2022, total municipal deposits were $405.0 million, representing 19 separate governmental clients, compared to $350.5 million at September 30, 2021, representing 18 separate governmental clients. The average rate on the municipal deposit portfolio was 0.18% at March 31, 2022.

Borrowings at March 31, 2022 were $75.8 million, including $37.9 million in PPPLF funding, versus $159.6 million at September 30, 2021. At March 31, 2022, the Company had $37.9 million of outstanding FHLB advances as compared to $42.0 million at September 30, 2021. At September 30, 2021, the Company’s borrowings from the PPPLF were $117.7 million, and have declined as PPP loans are forgiven by the SBA.

Liquidity and Capital Resources – Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve, FHLB and correspondent banks, which totaled $127.1 million and $166.5 million at March 31, 2022 and September 30, 2021, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, and borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At March 31, 2022, total deposits were $1.2 billion, of which $203.9 million were time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At March 31, 2022 and September 30, 2021, the Company had $75.8 million and $159.6 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At March 31, 2022, the Bank had access to approximately $622.5 million in FHLB lines of credit for overnight or term borrowings, of which $418.7 million of municipal letters of credit and $37.9 million in term borrowings were outstanding. At March 31, 2022, the Bank had access to approximately $55 million in unsecured lines of credit extended by correspondent banks, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at March 31, 2022.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity increased to $134.8 million at March 31, 2022 from $122.5 million at September 30, 2021, primarily due to net income recorded during the six months ended March 31, 2022.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 10.06%, 14.76%, 14.76% and 15.85%, respectively, at March 31, 2022, exceeding all the regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. At March 31, 2022, the Bank’s capital buffer was in excess of requirements.

The Company did not repurchase any shares of its common stock during the six months ended March 31, 2022.

The Company’s total stockholders’ equity to total assets ratio and the Company’s tangible common equity to tangible assets ratio (“TCE ratio”) were 9.13% and 7.90%, respectively, at March 31, 2022 versus 8.25% and 7.02%, respectively, at September 30, 2021 and 9.24% and 9.06%, respectively, at March 31, 2021. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP TCE ratio presented herein. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets at March 31, 2022 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total common stockholders' equity	$134,768	Total assets	$1,476,681	9.13%	(1)
Less: goodwill	(19,168)	Less: goodwill	(19,168)
Less: core deposit intangible	(438)	Less: core deposit intangible	(438)
Tangible common equity	$115,162	Tangible assets	$1,457,075	7.90%	(2)
(1)	The ratio of total common stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio

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

No cash dividends were declared by the Company during the six months ended March 31, 2021. On January 25, 2022 the Company’s Board of Directors approved the payment of a $0.10 per common share cash dividend payable on February 15, 2022, to stockholders of record on February 8, 2022. This was the Company’s first cash dividend.

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

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2022 and September 30, 2021, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $71 million and $106 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2022 and September 30, 2021, letters of credit outstanding were approximately $1.4 million and $786 thousand, respectively.

Results of Operations – Comparison of the Three Months Ended March 31, 2022 and 2021 – The Company recorded net income of $5.9 million during the three months ended March 31, 2022 versus net income of $2.1 million in the comparable three month period a year ago. The increase in earnings for the three months ended March 31, 2022 versus the comparable 2021 period was primarily due to a $6.9 million, or 89.0%, increase in net interest income coupled with a $2.0 million improvement in non-interest income. Partially offsetting these positive factors was a $3.7 million increase in total operating expenses, principally resulting from growth in compensation and benefits due largely to an increase in personnel from the acquisition of Savoy in May 2021, coupled with an $300 thousand increase in the provision for loan losses expense due to growth in the loan portfolio in the second fiscal quarter of 2022.

Net Interest Income and Margin

The $6.9 million improvement in net interest income was largely attributable to growth in average interest-earning assets of 68.5%, primarily loans, and a 47 basis point increase in the net interest margin to 4.26% in 2022 from 3.79% in the year ago period. The wider net interest margin was largely due to a 52 basis point reduction in the average cost of interest-bearing liabilities to 0.44% in the 2022 period. Included in net interest income was accretion and amortization of purchase accounting adjustments of $1.3 million during the three months ended March 31, 2022 arising from the acquisition of Savoy. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.86% and 3.80% in the quarter ended March 31, 2022 and 2021, respectively.

The lower cost of average interest-bearing liabilities in 2022 resulted from an improved deposit mix. Lower cost core deposits (demand, NOW, savings and money market accounts) increased by $531.0 million while higher cost certificates of deposit declined by $18.9 million compared to the year ago period.

NET INTEREST INCOME ANALYSIS

For the Three Months Ended March 31, 2022 and 2021

(dollars in thousands)

	2022			2021
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets
Loans	$1,274,485	$15,749	5.01%	$742,004	$9,133	4.99%
Investment securities	11,547	106	3.72%	17,595	182	4.20%
Interest-earning balances and other	114,889	45	0.16%	70,465	19	0.11%
FHLB stock and other investments	4,062	41	4.09	3,714	46	5.02
Total interest-earning assets	1,404,983	15,941	4.60%	833,778	9,380	4.56%
Non interest-earning assets:
Cash and due from banks	8,405			5,576
Other assets	47,243			23,797
Total assets	$1,460,631			$863,151

Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$696,240	$345	0.20%	$247,336	$157	0.26%
Time deposits	306,363	401	0.53%	334,804	915	1.11%
Total interest-bearing deposits	1,002,603	746	0.30%	582,140	1,072	0.75%
Fed funds purchased & FHLB & FRB advances	87,948	117		58,807	180	1.24
Subordinated debentures	24,527	334	5.52%	24,476	326	5.40%
Total interest-bearing liabilities	1,115,078	1,197	0.44%	665,423	1,578	0.96%
Demand deposits	199,630			107,884
Other liabilities	12,662			8,764
Total liabilities	1,327,370			782,071
Stockholders' equity	133,261			81,080
Total liabilities and stockholders' equity	$1,460,631			$863,151
Net interest income and interest rate spread			4.16%			3.60%
Net interest margin		$14,744	4.26%		$7,802	3.79%

Provision and Allowance for Loan Losses

The Company recorded a $500 thousand provision for loan losses expense for the three months ended March 31, 2022 versus a $200 thousand expense recorded for the comparable period in 2021. The adequacy of the provision and the resulting allowance for loan losses, which was $9.9 million at March 31, 2022, is determined by management’s ongoing review of the loan portfolio including, among other things, impaired loans, past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay and estimated fair value of any underlying collateral securing loans. Moreover, management evaluates changes, if any, in underwriting standards, collection, charge-off and recovery practices, the nature or volume of the portfolio, lending staff, concentration of loans, as well as current economic conditions and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimable losses at March 31, 2022. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income increased by $2.0 million for the three months ended March 31, 2022 versus 2021. This increase was largely driven by increases in net gain on sale of loans and loan servicing and fee income. For the three months ended March 31, 2022 and 2021, the Company sold loans totaling approximately $16.2 million and $9.4 million, respectively, recognizing net gains of $1.6 million and $295 thousand, respectively. The increase in loan fees and deposit service charges was primarily driven by increases in loan and deposit balances, primarily as a result of the acquisition of Savoy. The increase in income related to loan servicing rights was due to growth in the volume of loans serviced by the Company, primarily due to the acquisition of Savoy.

Non-Interest Income

For the three and six months ended March 31, 2022 and 2021

(dollars in thousands)

	Three months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021
Loan servicing and fee income	$734	$139	$1,424	$222
Service charges on deposit accounts	46	17	109	32
Net gain on sale of investments available-for-sale	105	240	105	240
Net gain on sale of loans held for sale	1,575	295	3,067	476
Other income	212	1	343	8
Total non-interest income	$2,672	$692	$5,048	$978

Non-interest Expense

Total non-interest expense increased by $3.6 million for the three months ended March 31, 2022 versus 2021. The overall increase in non-interest expenses was primarily driven by the additional headcount, facilities and transaction volume associated with the acquisition of Savoy. The increase in other non-interest expenses is primarily due to increased assessment charges and correspondent banking fees due to the increased size of the Company.

Non-Interest Expense

For the three and six months ended March 31, 2022 and 2021

(dollars in thousands)

	Three months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021
Salaries and employee benefits	$5,618	$3,268	$10,557	$6,376
Occupancy and equipment	1,370	1,209	2,783	2,380
Data processing	392	270	759	515
Advertising and promotion	153	19	186	67
Acquisition costs	—	151	—	296
Professional fees	640	308	1,139	720
Other expenses	1,184	500	2,198	961
Total non-interest expense	$9,357	$5,725	$17,622	$11,315

The Company recorded income tax expense of $1.7 million for an effective tax rate of 22.5% for the three months ended March 31, 2022 versus income tax expense of $514 thousand for an effective tax rate of 20.0% in the comparable 2021 period.

Results of Operations – Comparison of the Six Months Ended March 31, 2022 and 2021 –The Company recorded net income of $12.4 million during the six months ended March 31, 2022 versus $3.6 million in the comparable six months a year ago. The $8.8 million increase in earnings for the six months ended March 31, 2022 versus the comparable 2021 period was primarily due to a $14.9 million or 98.4% increase in net interest income and a $4.1 million increase in non-interest income, partially offset by a $1.1 million increase in the provision for loan losses, a $6.3 million increase in non-interest expense and a $3.6 million increase in provision for income taxes versus the comparable 2021 period. The Company’s effective tax rate increased to 22.7% in 2022 from 20.4% a year ago.

The $14.9 million or 98.4% improvement in net interest income was largely attributable to growth in average interest-earning assets of $564.1 million, primarily in loans and a 66-basis point reduction in the yield on average total interest-bearing liabilities to 0.46% from 1.12% a year ago, largely due to a 58-basis point decline in the average cost of savings and time deposits. Reflecting the improvement in net interest income, the Company’s net interest margin widened to 4.32% for the six months ended March 31, 2022 versus 3.66% for the same period a year ago.

The lower cost of interest-bearing liabilities in 2022 was also the result of a $36.8 million reduction in average time deposit balances, coupled with increases in lower cost average savings deposits and non-interest-bearing demand deposit balances of $17.3 million and $100.2 million, respectively.

NET INTEREST INCOME ANALYSIS

For the Six Months Ended March 31, 2022 and 2021

(dollars in thousands)

	2022			2021
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Loans	$1,264,043	$32,130	5.10%	$733,283	$18,391	5.03%
Investment securities	13,613	260	3.83%	17,052	355	4.18%
Interest-earning cash	110,729	84	0.15%	74,758	40	0.11%
FHLB stock and other investments	4,664	83	3.57%	3,819	91	4.78%
Total interest-earning assets	1,393,049	32,557	4.69%	828,912	18,877	4.57%
Non interest-earning assets:
Cash and due from banks	8,334			5,138
Other assets	48,136			24,051
Total assets	$1,449,519			$858,101

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, NOW and money market deposits	$652,268	$711	0.22%	$216,783	$274	0.25%
Time deposits	326,626	892	0.55%	363,434	2,369	1.31%
Total savings and time deposits	978,894	1,603	0.33%	580,217	2,643	0.91%
Fed funds purchased & FHLB & FRB advances	107,213	277	0.52%	68,983	401	1.17%
Note payable	—	—	—%	659	73	22.22	% (1)
Subordinated debentures	24,513	664	5.43%	23,678	631	5.34%
Total interest-bearing liabilities	1,110,620	2,544	0.46%	673,537	3,748	1.12%
Demand deposits	195,854			95,659
Other liabilities	13,254			8,844
Total liabilities	1,319,728			778,040
Stockholders' equity	129,791			80,061
Total liabilities & stockholders' equity	$1,449,519			$858,101
Net interest rate spread			4.23%			3.45%
Net interest income/margin		$30,013	4.32%		$15,129	3.66%

(1)	Includes impact of debt extinguishment charges. Excluding the impact of these charges, the average rate was 5.78%.

The Company recorded a $1.4 million expense to the provision for loan losses for the six months ended March 31, 2022 versus a $300 thousand expense recorded for the comparable period in 2021. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest income increased by $4.0 million for the six months ended March 31, 2022 versus 2021. This increase was principally due to a $2.6 million increase in net gain on sale of loans held for sale and a $1.2 million increase in loan servicing and fee income. For the six months ended March 31, 2022 and 2021, the Company sold loans totaling approximately $51.4 million and $17.8 million, respectively, recognizing net gains of $3.1 million and $476 thousand, respectively.

Total non-interest expense increased by $6.3 million or 55.7% for the six months ended March 31, 2022 versus 2021, principally resulting from higher salaries and employee benefits of $4.2 million as the Company continued to grow and a  $1.2 million increase in other expenses. The operating efficiency ratio, defined as total non-interest expense as a percentage of total revenue, was 50.4% for the six months ended March 31, 2022 compared to 71.3% in the comparable period of 2021.

The Company recorded income tax expense of $3.6 million for the six months ended March 31, 2022 resulting in an effective tax rate of 22.7%, versus income tax expense of $918 thousand and an effective tax rate of 20.4% in the comparable 2021 period.

Asset Quality - Total non-accrual loans at March 31, 2022 were $10.5 million, or 0.81% of total loans, compared to $7.0 million, or 0.56% of total loans at September 30, 2021 and $9.4 million, or 1.22% of total loans, at March 31, 2021. Management believes all of the Company’s non-accrual loans at March 31, 2022 are well collateralized and no specific reserves have been taken with regard to these loans. The allowance for loan losses as a percentage of total non-accrual loans amounted to 94%, 122% and 87% at March 31, 2022, September 30, 2021 and March 31, 2021, respectively.

Total accruing loans, excluding purchased credit-impaired loans, delinquent 30 days or more amounted to $3.3 million, $8.2 million and $1.3 million at March 31, 2022, September 30, 2021 and March 31, 2021, respectively.

Total loans having credit risk ratings of Special Mention or Substandard were $36.0 million at March 31, 2022 versus $51.9 million at September 30, 2021. These were mainly from the acquired loan portfolio of Savoy Bank. The acquired portfolio has a large component of SBA loans, which have been supported through the COVID-pandemic with assistance from the SBA. The high level of criticized loans in the Savoy portfolio results in part from a conservative view of these borrowers’ ability to perform once government assistance ends, as well as specific instances of borrowers seeking assistance/deferrals/modifications due to the impact to their business. The Company’s Special Mention and Substandard loans were comprised of residential real estate, multi-family, commercial real estate loans and commercial and industrial loans (including SBA facilities) at March 31, 2022. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At March 31, 2022, the Company had $1.3 million in troubled debt restructurings (“TDRs”), consisting of residential real estate loans. The Company had TDRs amounting to $1.6 million and $1.7 million at September 30, 2021 and March 31, 2021, respectively.

At March 31, 2022, the Company’s allowance for loan losses amounted to $9.9 million or 0.77% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 0.69% at September 30, 2021 and 1.07% at March 31, 2021. The Company recorded no loan charge-offs or recoveries during the three months ended March 31, 2022, September 30, 2021 and March 31, 2021.

The Company recorded a $500 thousand provision for loan losses expense for the three months ended March 31, 2022 versus a $200 thousand expense recorded for the comparable period in 2021. Adjustments to the Company’s loss experience is based on management’s evaluation of several environmental factors, including: changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments; changes in the nature and volume of the Company’s portfolio and in the terms of the Company’s loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans; changes in the quality of the Company’s loan review system; changes in lending policies, procedures and strategies; changes in the value of underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

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

ASSET QUALITY

March 31, 2022 versus September 30, 2021 and March 31, 2021

(dollars in thousands)

	As of or for the three months ended
	3/31/2022	9/30/2021	3/31/2021
Non-accrual loans	$10,470	$7,028	$9,350
Non-accrual loans held for sale	—	—	—
Other real estate owned	—	—	—
Total non-performing assets (1)	$10,470	$7,028	$9,350

Purchased credit-impaired loans 90 days or more past due and still accruing	$1,483	$2,519	$322
Performing TDRs	1,336	455	455

Loans held for sale	—	—	893
Loans held for investment	1,289,041	1,247,125	763,596

Allowance for loan losses:
Beginning balance	$9,386	$7,852	$7,979
Provision	500	700	200
Charge-offs	—	—	—
Recoveries	—	—	—
Ending balance	$9,886	$8,552	$8,179

Allowance for loan losses as a % of total loans (2)	0.77%	0.69%	1.07%

Allowance for loan losses as a % of non-accrual loans (2)	94%	122%	87%

Non-accrual loans as a % of total loans (2)	0.81%	0.56%	1.22%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	0.81%	0.56%	1.22%

Non-performing assets as a % of total assets	0.71%	0.47%	1.05%

Non-performing assets, purchased credit-impaired loans 90 days or more past due and still accruing and performing TDRs, to total loans held for sale and investment	1.03%	0.80%	1.32%
(1)	Non-performing assets defined as non-accrual loans, non-accrual loans held for sale and other real estate owned.
(2)	Excludes loans held for sale.

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

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at March 31,2022 (dollars in thousands). The results are within the Company’s policy limits.

At March 31, 2022
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII(1)
(basis points)	EVE	Amount	%	(basis points)	NII(1)	Amount	%
+400	$112,728	$(47,825)	(29.8)	+400	$58,098	$(386)	(0.7)
+300	124,862	(35,691)	(22.2)	+300	58,410	(74)	(0.1)
+200	137,402	(23,151)	(14.4)	+200	58,683	199	0.3
+100	149,844	(10,709)	(6.7)	+100	58,803	319	0.5
0	160,553			0	58,484
-100	176,597	16,044	10.0	-100	56,372	(2,112)	(3.6)
(1)	Assumes 12 month time horizon.

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

ITEM 1A. – RISK FACTORS

There have been no changes to the risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the Securities and Exchange Commission.

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

HANOVER BANCORP, INC.

Dated: May 16, 2022	/s/ Michael P. Puorro
Michael P. Puorro
Chairman & Chief Executive Officer
(principal executive officer)

Dated: May 16, 2022	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)