Form 10-Q
period 2022-06-30
Hanover Bancorp, Inc. /NY
filed 2022-08-12
CIK 1828588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	7,293,430 Shares
(Title of Class)	(Outstanding as of July 31, 2022)

HANOVER BANCORP, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2022

PART I

ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

	June 30, 2022	September 30, 2021
	(unaudited)
ASSETS
Cash and non-interest-bearing deposits due from banks	$11,918	$8,302
Interest-bearing deposits due from banks	121,651	142,950
Federal funds sold	405	15,292
Total cash and cash equivalents	133,974	166,544
Securities:
Held to maturity (fair value of $4,309 and $8,865, respectively)	4,509	8,611
Available for sale, at fair value	6,740	7,747
Total securities	11,249	16,358
Loans held for investment	1,415,777	1,247,125
Allowance for loan losses	(10,886)	(8,552)
Loans held for investment, net	1,404,891	1,238,573
Premises and equipment, net	14,691	15,003
Accrued interest receivable	7,643	9,363
Prepaid pension	3,784	4,233
Stock in Federal Home Loan Bank ("FHLB"), at cost	3,858	3,714
Goodwill	19,168	19,168
Other intangible assets	418	480
Loan servicing rights	4,120	3,690
Deferred income taxes	2,473	3,558
Other assets	3,488	3,957
TOTAL ASSETS	$1,609,757	$1,484,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$220,357	$191,537
Savings, NOW and money market	830,920	595,289
Time	298,272	377,836
Total deposits	1,349,549	1,164,662
Borrowings	56,963	159,642
Subordinated debentures	24,554	24,513
Accrued interest payable	611	1,290
Other liabilities	10,689	12,005
TOTAL LIABILITIES	1,442,366	1,362,112
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock (par value $0.01; 15,000,000 shares authorized; none issued)	—	—
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 7,296,624 and 5,563,426, respectively)	73	56
Surplus	126,215	97,246
Retained earnings	41,379	24,971
Accumulated other comprehensive (loss) income, net of tax	(276)	256
TOTAL STOCKHOLDERS' EQUITY	167,391	122,529
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,609,757	$1,484,641

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans	$15,842	$11,798	$47,972	$30,189
Taxable securities	98	168	358	523
Other interest income	319	72	486	203
Total interest income	16,259	12,038	48,816	30,915
INTEREST EXPENSE
Savings, NOW and money market deposits	579	269	1,290	543
Time deposits	427	760	1,319	3,129
Borrowings	433	561	1,374	1,666
Total interest expense	1,439	1,590	3,983	5,338
Net interest income	14,820	10,448	44,833	25,577
Provision for loan losses	1,000	—	2,400	300
Net interest income after provision for loan losses	13,820	10,448	42,433	25,277
NON-INTEREST INCOME
Loan servicing and fee income	779	401	2,203	623
Service charges on deposit accounts	60	34	169	66
Gain on sale of loans held-for-sale	849	212	3,916	688
Gain on sale of securities available-for-sale	—	—	105	240
Other income	140	3	483	11
Total non-interest income	1,828	650	6,876	1,628
NON-INTEREST EXPENSE
Salaries and employee benefits	4,843	3,923	15,400	10,299
Occupancy and equipment	1,394	1,300	4,177	3,680
Data processing	374	419	1,133	934
Advertising and promotion	112	18	298	85
Acquisition costs	250	3,937	250	4,233
Professional fees	579	369	1,718	1,089
Other expenses	1,178	766	3,376	1,727
Total non-interest expense	8,730	10,732	26,352	22,047
Income before income tax expense	6,918	366	22,957	4,858
Income tax expense	1,585	145	5,227	1,063
NET INCOME	$5,333	$221	$17,730	$3,795
EARNINGS PER COMMON SHARE - BASIC	$0.81	$0.05	$2.97	$0.87
EARNINGS PER COMMON SHARE - DILUTED	$0.80	$0.05	$2.92	$0.85

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$5,333	$221	$17,730	$3,795
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on securities available for sale arising during the period, net of tax of ($65), $11, ($224) and $79, respectively	(241)	27	(451)	288
Reclassification adjustment for gains realized in net income, net of tax of $0, $0, ($24) and ($49) respectively	—	—	(81)	(191)
Total other comprehensive (loss) income, net of tax	(241)	27	(532)	97
Total comprehensive income, net of tax	$5,092	$248	$17,198	$3,892

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Nine Months Ended June 30, 2022
					Accumulated Other	Total
	Common stock	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Surplus	Earnings	(Loss) Income, Net	Equity
Beginning balance as of October 1, 2021	5,563,426	$56	$97,246	$24,971	$256	$122,529
Net income	—	—	—	6,537	—	6,537
Other comprehensive income, net of tax	—	—	—	—	54	54
Stock-based compensation	—	—	217	—	—	217
Stock awards granted, net of forfeitures	(3,011)	—	—	—	—	—
Issuance of common stock in lieu of directors’ fees	2,384	—	42	—	—	42
Ending balance as of December 31, 2021	5,562,799	$56	$97,505	$31,508	$310	$129,379

Net income	—	—	—	5,860	—	5,860
Other comprehensive loss, net of tax	—	—	—	—	(345)	(345)
Cash dividends declared ($0.10 per share)	—	—	—	(588)	—	(588)
Stock-based compensation	—	—	462	—	—	462
Stock awards granted, net of forfeitures	266,770	2	(2)	—	—	—
Ending balance as of March 31, 2022	5,829,569	$58	$97,965	$36,780	$(35)	$134,768

Net income	—	—	—	5,333	—	5,333
Other comprehensive loss, net of tax	—	—	—	—	(241)	(241)
Cash dividends declared ($0.10 per share)	—	—	—	(734)	—	(734)
Stock-based compensation	—	—	564	—	—	564
Stock awards granted, net of forfeitures	1,482	—	—	—	—	—
Shares received related to tax withholding	(677)		(28)	—	—	(28)
Common stock issued in Initial Public Offering ("IPO")	1,466,250	15	27,714	—	—	27,729
Ending balance as of June 30, 2022	7,296,624	$73	$126,215	$41,379	$(276)	$167,391

	Nine Months Ended June 30, 2021
					Accumulated Other	Total
	Common stock	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Surplus	Earnings	(Loss) Income, Net	Equity
Beginning balance as of October 1, 2020	4,175,144	$42	$63,725	$14,120	$156	$78,043
Net income	—	—	—	1,519	—	1,519
Other comprehensive income, net of tax	—	—	—	—	167	167
Stock-based compensation	7,390	—	229	—	—	229
Issuance of common stock	3,000	—	66	—	—	66
Ending balance as of December 31, 2020	4,185,534	$42	$64,020	$15,639	$323	$80,024

Net income	—	—	—	2,055	—	2,055
Other comprehensive loss, net of tax	—	—	—	—	(97)	(97)
Stock-based compensation	7,229	—	216	—	—	216
Issuance of common stock	2,127	—	47	—	—	47
Ending balance as of March 31, 2021	4,194,890	$42	$64,283	$17,694	$226	$82,245

Net income	—	—	—	221	—	221
Other comprehensive income, net of tax	—	—	—	—	27	27
Stock-based compensation	—	—	224	—	—	224
Savoy Bank acquisition rollover options	—	—	1,269	—	—	1,269
Common stock issued in purchase of Savoy Bank	1,357,567	14	31,238	—	—	31,252
Ending balance as of June 30, 2021	5,552,457	$56	$97,014	$17,915	$253	$115,238

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$17,730	$3,795
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,400	300
Depreciation and amortization	1,243	884
Net gain on sale of securities available-for-sale	(105)	(240)
Stock-based compensation	1,243	669
Net gain on sale of loans held-for-sale	(3,916)	(688)
Net accretion of premiums, discounts and loan fees and costs	(2,933)	(848)
Amortization of intangible assets	62	10
Amortization of debt issuance costs	41	59
Loan servicing rights valuation adjustments	354	116
Deferred tax expense	1,251	793
Decrease in accrued interest receivable	1,720	1,017
Decrease in other assets	113	647
Decrease in accrued interest payable	(679)	(268)
(Decrease) increase in other liabilities	(1,316)	737
Net cash provided by operating activities	17,208	6,983
Cash flows from investing activities:
Purchases of securities available-for-sale	(2,000)	(4,683)
Purchases of restricted securities	(1,548)	(346)
Proceeds from sales of securities available-for-sale	2,105	3,240
Principal repayments of securities held to maturity	4,097	1,727
Principal repayments of securities available-for-sale	321	294
Redemptions of restricted securities	1,404	1,192
Proceeds from sales of loans	64,851	32,045
Net increase in loans	(227,707)	(21,180)
Purchases of premises and equipment	(931)	(1,299)
Cash acquired in business combination	—	59,155
Cash consideration paid in acquisition	—	(32,991)
Net cash (used in) provided by investing activities	(159,408)	37,154
Cash flows from financing activities:
Net increase in deposits	185,753	152,082
Advances of term FHLB borrowings	20,000	—
Repayments of FHLB advances	(24,000)	(25,044)
Repayments of Federal Reserve Bank borrowings	(98,544)	(90,018)
Proceeds from issuance of subordinated debentures, net of issuance costs	—	24,455
Repayment of note payable	—	(15,000)
Payments related to tax withholding for equity awards	(28)	—
Cash dividends paid	(1,322)	—
Net proceeds from issuance of common stock	27,771	113
Net cash provided by financing activities	109,630	46,588
(Decrease) increase in cash and cash equivalents	(32,570)	90,725
Cash and cash equivalents, beginning of period	166,544	80,209
Cash and cash equivalents, end of period	$133,974	$170,934
Supplemental cash flow information:
Interest paid	$4,662	$5,606
Income taxes paid	5,316	1,245
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$60,935	$36,084
Fair value of tangible assets acquired	—	653,380
Fair value of liabilities assumed	—	605,815
Common stock issued in business combination	—	31,252

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, RISKS AND UNCERTAINTIES, ACCOUNTING POLICIES AND RECENT ACCOUNTING DEVELOPMENTS

Hanover Bancorp, Inc. (the “Company”), is a New York corporation which became the holding company for Hanover Community Bank (the “Bank”) in 2016. The Bank, headquartered in Mineola, New York, is a New York State chartered bank. The Bank commenced operations on November 4, 2008 and is a full-service bank providing personal and business lending and deposit services. As a New York State chartered, non-Federal Reserve member bank, the Bank is subject to regulation by the New York State Department of Financial Services (“DFS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB”).

Basis of Presentation

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of June 30, 2022, its consolidated statements of income for the three and nine months ended June 30, 2022 and 2021, its consolidated statements of comprehensive income for the three and nine months ended June 30, 2022 and 2021, its consolidated statements of changes in stockholders’ equity for the three and nine months ended June 30, 2022 and 2021 and its consolidated statements of cash flows for the nine months ended June 30, 2022 and 2021. Certain prior period amounts have been reclassified to conform to the current period presentation.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and nine months ended June 30, 2022 are not necessarily indicative of the results of operations to be expected for the remainder of the year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Loans that are acquired are initially recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized through the allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. At June 30, 2022 and September 30, 2021, the Company had loans totaling $1.2 million and $10.2 million, respectively, which at the time of acquisition, showed evidence of credit deterioration since origination.

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

A final summary of the fair value of assets received and liabilities assumed are as follows:

	As Recorded	Fair Value		As Recorded
(in thousands)	by Savoy	Adjustments		by Hanover
Assets
Cash and due from banks	$59,155	$—		$59,155
Investment securities available-for-sale	239	—		239
Loans held for sale	3,883	—		3,883
Loans held for investment	569,251	8,612	(a)	577,863
Premises and equipment, net	234	(22)	(b)	212
Core deposit intangible	—	490	(c)	490
Accrued interest receivable	5,171	(650)	(d)	4,521
Other assets	10,432	(2,925)	(e)	7,507
Total assets acquired	$648,365	$5,505		653,870
Liabilities
Deposits	$340,215	$2,527	(f)	342,742
Borrowings	258,247	301	(g)	258,548
Accrued interest payable	1,050	—		1,050
Other liabilities and accrued expenses	3,817	(342)	(h)	3,475
Total liabilities assumed	$603,329	$2,486		605,815
Net assets acquired				48,055
Total consideration				65,512
Goodwill				$17,457
(a)	Represents the fair value adjustments on net book value of loans, which includes an interest rate mark and credit mark adjustment, the write-off of deferred fees/costs and premiums and the elimination of Savoy’s allowance for loan losses.
(b)	Represents the fair value adjustments to reflect the fair value of premises and equipment.
(c)	Represents the fair value of core deposit intangible recorded, which will be amortized on an accelerated basis over the estimated average life of the deposit base.
(d)	Represents an adjustment to accrued interest receivable acquired.
(e)	Represents an adjustment to other assets acquired. The largest adjustment was the net deferred tax assets resulting from the fair value adjustment related to the acquired assets, liabilities assumed, and identifiable intangible assets recorded.
(f)	Represents the fair value adjustments on time deposits, which will be treated as a reduction of interest expense over the remaining term of the time deposits.
(g)	Represents the fair value adjustments on an FHLB borrowing, which will be treated as a reduction to interest expense over the life of the borrowing.
(h)	Represents an adjustment to other liabilities assumed.

A summary of total consideration paid is as follows:

(in thousands, except share data)
Common stock issued (1,357,567 shares issued)	$31,252
Rollover options	1,269
Cash payments to common shareholders	32,991
Total consideration paid	$65,512

With the Savoy acquisition, the Company significantly expanded its commercial banking and Small Business Administration (“SBA”) lending capabilities. None of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the Company’s only reporting unit, which is the Company as a whole.

The Company has determined the above noted acquisition constitutes a business combination as defined by ASC Topic 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. The Company has recorded the assets purchased and liabilities assumed at fair value in accordance with ASC Topic 805.

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

The computation of earnings per common share for the three and nine months ended June 30, 2022 and 2021 follows. There were no stock options that were antidilutive for the three and nine months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Basic earnings per common share
Net income	$5,333	$221	$17,730	$3,795
Weighted average common shares outstanding	6,596,505	4,731,949	5,970,288	4,368,809
Basic earnings per common share	$0.81	$0.05	$2.97	$0.87
Diluted earnings per common share
Net income	$5,333	$221	$17,730	$3,795
Weighted average common shares outstanding for basic earnings per common share	6,596,505	4,731,949	5,970,288	4,368,809
Add: dilutive effects of assumed exercises of stock options	99,062	84,311	99,206	84,129
Average shares and dilutive potential common shares	6,695,567	4,816,260	6,069,494	4,452,938
Diluted earnings per common share	$0.80	$0.05	$2.92	$0.85

4. SECURITIES

At the time of purchase of a security, the Company designates the security as either available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent.

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at June 30, 2022 and September 30, 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	June 30, 2022
	Amortized	Gross Unrealized	Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$390	$—	$(71)	$319
Corporate bonds	6,700	—	(279)	6,421
Total available for sale securities	$7,090	$—	$(350)	$6,740

Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,858	$—	$(117)	$1,741
U.S. GSE commercial mortgage-backed securities	2,651	—	(83)	2,568
Total held to maturity securities	4,509	—	(200)	4,309
Total investment securities	$11,599	$—	$(550)	$11,049

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$722	$112	$(1)	$833
Corporate bonds	6,700	214	—	6,914
Total available for sale securities	$7,422	$326	$(1)	$7,747

Held to maturity:
U.S. GSE residential mortgage-backed securities	$2,417	$74	$—	$2,491
U.S. GSE commercial mortgage-backed securities	2,694	175	—	2,869
Corporate bonds	3,500	9	(4)	3,505
Total held to maturity securities	8,611	258	(4)	8,865
Total investment securities	$16,033	$584	$(5)	$16,612

All of the Company’s securities with gross unrealized losses at June 30, 2022 and September 30, 2021 had been in a continuous loss position for less than twelve months, totaling $550 thousand and $5 thousand, respectively. At June 30 2022 and September 30, 2021, investment securities carried at $1.8 million and $5.1 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The amortized cost and fair value of the Company’s securities portfolio at June 30, 2022 are presented by contractual maturity in the table below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

	June 30, 2022
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Five to ten years	$6,700	$6,421
U.S. GSE residential mortgage-backed securities	390	319
Total securities available for sale	7,090	6,740
Securities held to maturity:
One to five years	—	—
Five to ten years	—	—
U.S. GSE residential mortgage-backed securities	1,858	1,741
U.S. GSE commercial mortgage-backed securities	2,651	2,568
Total securities held to maturity	4,509	4,309
Total investment securities	$11,599	$11,049

There were $2.1 million of proceeds on sales of securities available for sale with gross gains of $105 thousand for the nine months ended June 30, 2022. For the nine months ended June 30, 2021, proceeds from sales of securities available for sale totaled $3.2 million with gross gains of $240 thousand. There were no sales of securities for the three months ended June 30, 2022 and 2021.

5. LOANS

The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented.

	June 30, 2022	September 30, 2021
(in thousands)
Residential real estate	$431,409	$444,011
Multi-family	478,756	266,294
Commercial real estate	429,953	348,641
Commercial and industrial	56,544	172,274
Construction and land development	17,214	15,374
Consumer	12	11
Gross loans	1,413,888	1,246,605
Net deferred costs (fees)	1,889	520
Total loans	1,415,777	1,247,125
Allowance for loan losses	(10,886)	(8,552)
Total loans, net	$1,404,891	$1,238,573

The Company was a participant in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration under the CARES Act, to provide guaranteed loans to qualifying businesses and organizations. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020, subject to extension to five years with the consent of the lender) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. As of June 30, 2022, borrowers had received forgiveness or had made payments on $345.7 million in PPP loans. The Company’s PPP loans outstanding, included in commercial and industrial loans in the table above, totaled $20.4 million and $140.4 million at June 30, 2022 and September 30, 2021, respectively.

At June 30, 2022 and September 30, 2021, the Company was servicing approximately $233.2 million of loans for others. The Company had no loans held for sale at June 30, 2022 and September 30, 2021.

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount for those loans is as follows:

	June 30,	September 30,
	2022	2021
(in thousands)
Commercial real estate	$595	$8,324
Commercial and industrial	642	1,917
Total recorded investment	$1,237	$10,241

The Company has not recorded an allowance for loan losses related to these loans at June 30, 2022 and September 30, 2021.

The following table presents a summary of changes in accretable difference on purchased loans accounted for under ASC 310-30:

	Three Months Ended	Nine Months Ended
(in thousands)	June 30, 2022	June 30, 2022
Balance at beginning of period	$88	$346
Accretable differences acquired	—	—
Accretion	(16)	(1,799)
Adjustments to accretable difference due to changes in expected cash flows	—	(381)
Other changes, net	—	1,906
Ending balance	$72	$72

For the three months ended June 30, 2022 and 2021, the Company sold loans totaling approximately $9.5 million and $13.5 million, respectively, recognizing net gains of $849 thousand and $212 thousand, respectively. For the nine months ended June 30, 2022 and 2021, the Company sold loans totaling approximately $60.9 million and $31.3 million, respectively, recognizing net gains of $3.9 million and $688 thousand, respectively.

The following summarizes the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$3,400	$2,627	$3,327	$532	$—	$—	$9,886
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (credit) for loan losses	(168)	503	479	103	82	1	1,000
Ending Balance	$3,232	$3,130	$3,806	$635	$82	$1	$10,886

	Three Months Ended June 30, 2021
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$4,851	$1,955	$1,310	$62	$—	$1	$8,179
Charge-offs	(267)	(32)	(29)	—	—	—	(328)
Recovories	—	—	—	1	—	—	1
Provision (credit) for loan losses	(209)	(23)	228	4	—	—	—
Ending balance	$4,375	$1,900	$1,509	$67	$—	$1	$7,852

	Nine Months Ended June 30, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning Balance	$4,155	$2,433	$1,884	$79	$—	$1	$8,552
Charge-offs	—	(66)	—	—	—	—	(66)
Recoveries	—	—	—	—	—	—	—
Provision (credit) for loan losses	(923)	763	1,922	556	82	—	2,400
Ending Balance	$3,232	$3,130	$3,806	$635	$82	$1	$10,886

	Nine Months Ended June 30, 2021
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning Balance	$5,103	$1,506	$1,221	$38	$—	$1	$7,869
Charge-offs	(267)	(32)	(29)	—	—	—	(328)
Recoveries	—	—	—	11	—	—	11
Provision (credit) for loan losses	(461)	426	317	18	—	—	300
Ending Balance	$4,375	$1,900	$1,509	$67	$—	$1	$7,852

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment evaluation method. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	June 30, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,232	3,130	3,806	635	82	1	10,886
Purchased-credit impaired	—	—	—	—	—	—	—
Total allowance for loan losses	$3,232	$3,130	$3,806	$635	$82	$1	$10,886
Loans:
Individually evaluated for impairment	$5,427	$2,343	$5,844	$205	$—	$—	$13,819
Collectively evaluated for impairment	426,421	477,023	423,925	56,085	17,254	13	1,400,721
Purchased-credit impaired	—	—	595	642	—	—	1,237
Total loans held for investment	$431,848	$479,366	$430,364	$56,932	$17,254	$13	$1,415,777

	September 30, 2021
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,155	2,433	1,884	79	—	1	8,552
Purchased-credit impaired	—	—	—	—	—	—	—
Total allowance for loan losses	$4,155	$2,433	$1,884	$79	$—	$1	$8,552
Loans:
Individually evaluated for impairment	$7,198	$458	$517	$500	$—	$—	$8,673
Collectively evaluated for impairment	436,942	266,256	339,966	169,660	15,374	13	1,228,211
Purchased-credit impaired	—	—	8,324	1,917	—	—	10,241
Total loans held for investment	$444,140	$266,714	$348,807	$172,077	$15,374	$13	$1,247,125

No allowance was recorded on purchased-credit impaired loans.

The following presents information related to the Company’s impaired loans by portfolio segment for the periods shown.

	June 30, 2022			September 30, 2021
	Unpaid			Unpaid
	Principal	Recorded	Allowance	Principal	Recorded	Allowance
(in thousands)	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Residential real estate	$5,358	$5,427	$—	$7,382	$7,198	$—
Multi-family	2,264	2,343	—	382	458	—
Commercial real estate	5,822	5,844	—	522	517	—
Commercial and industrial	220	205	—	535	500	—
Total	$13,664	$13,819	$—	$8,821	$8,673	$—

	Three Months Ended June 30,				Nine Months Ended June 30,
	2022		2021		2022		2021
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognized(1)	Investment	Recognized(1)	Investment	Recognized(1)	Investment	Recognized(1)
Residential real estate	$5,034	$17	$5,937	$35	$4,400	$50	$4,890	$76
Multi-family	1,058	—	171	3	641	—	85	7
Commercial real estate	5,851	—	193	1	2,883	—	81	2
Commercial and industrial	207	—	181	—	200	—	60	—
Total	$12,150	$17	$6,482	$39	$8,124	$50	$5,116	$85
(1)	Accrual basis interest income recognized approximates cash basis income.

At June 30, 2022 and September 30, 2021, past due and non-accrual loans disaggregated by portfolio segment were as follows:

(in thousands)	Past Due and Non-Accrual
			Greater than
	30 - 59 days	60 - 89 days	89 days past			Total past	Purchased-
	past due and	past due and	due and			due and non-	credit
June 30, 2022	accruing	accruing	accruing	Non-accrual		accrual	impaired	Current	Total
Residential real estate	$1,928	$—	$—	$4,099	(1)	$6,027	$—	$425,821	$431,848
Multi-family	—	1,230	—	2,342	(2)	3,572	—	475,794	479,366
Commercial real estate	—	—	—	5,844	(3)	5,844	595	423,925	430,364
Commercial and industrial	—	978	—	206	(4)	1,184	642	55,106	56,932
Construction and land development	—	—	—	—		—	—	17,254	17,254
Consumer	—	—	—	—		—	—	13	13
Total	$1,928	$2,208	$—	$12,491		$16,627	$1,237	$1,397,913	$1,415,777
(1)	Of the residential real estate non-accrual loans, $2,184 were current and $1,915 were greater than 89 days past due.
(2)	Multi-family non-accrual loans at June 30, 2022 were greater than 89 days past due.
(3)	Commercial real estate non-accrual loans at June 30, 2022 were greater than 89 days past due.
(4)	Commercial and industrial non-accrual loans at June 30, 2022 were greater than 89 days past due.

(in thousands)	Past Due and Non-Accrual
			Greater than
	30 - 59 days	60 - 89 days	89 days past			Total past	Purchased-
	past due and	past due and	due and			due and non-	credit
September 30, 2021	accruing	accruing	accruing	Non-accrual		accrual	Impaired	Current	Total
Residential real estate	$1,032	$1,601	$—	$5,554	(1)	$8,187	$—	$435,953	$444,140
Multi-family	—	—	—	458	(2)	458	—	266,256	266,714
Commercial real estate	1,939	—	—	1,016	(3)	2,955	8,324	337,528	348,807
Commercial and industrial	3,641	—	—	—		3,641	1,917	166,519	172,077
Construction and land development	—	—	—	—		—	—	15,374	15,374
Consumer	—	—	—	—		—	—	13	13
Total	$6,612	$1,601	$—	$7,028		$15,241	$10,241	$1,221,643	$1,247,125
(1)	Of the residential real estate non-accrual loans, $1,026 were 61 days past due and $4,528 were greater than 89 days past due.
(2)	Multi-family non-accrual loans at September 30, 2021 were greater than 89 days past due.
(3)	Commercial real estate non-accrual loans at September 30, 2021 were greater than 89 days past due.

Troubled debt restructurings (“TDRs”) are loan modifications where the Company has granted a concession to a borrower in financial difficulty. To assess whether a borrower is experiencing financial difficulty, an evaluation is performed to determine if that borrower is currently in payment default under any of its obligations or whether there is a probability that the borrower will be in payment default in the foreseeable future without the modification. At June 30, 2022 and September 30, 2021, the Company had a recorded investment in TDRs totaling $1.3 million and $1.6 million, consisting solely of residential real estate loans with no specific reserves allocated to such loans and no commitment to lend additional funds under those loans, at either June 30, 2022 or September 30, 2021.

For the three and nine months ended June 30, 2022 and 2021, there were no TDRs for which there was a payment default within twelve months of restructuring. A loan is considered to be in payment default once it is 90 days contractually past due under its modified terms. For the three and nine months ended June 30, 2022 and 2021, the Company had no new TDRs.

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

Substandard: The loan is inadequately protected by current sound worth and paying capacity of the obligor or collateral pledged, if any. Loans classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful: The loan has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing factors, conditions, and values, highly questionable and improbable.

Loans not having a credit risk rating of Special Mention, Substandard or Doubtful are considered pass loans.

At June 30, 2022 and September 30, 2021, the Company’s loan portfolio by credit risk rating disaggregated by portfolio segment were as follows:

	June 30, 2022
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$426,257	$516	$4,636	$—	$431,409
Multi-family	473,592	2,821	2,343	—	478,756
Commercial	412,834	8,818	8,301	—	429,953
Commercial and industrial	53,811	637	2,096	—	56,544
Construction and land development	14,806	2,408	—	—	17,214
Consumer	12	—	—	—	12
Total	$1,381,312	$15,200	$17,376	$—	$1,413,888

	September 30, 2021
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$433,299	$5,115	$5,594	$3	$444,011
Multi-family	262,984	2,852	458	—	266,294
Commercial	316,727	16,274	15,640	—	348,641
Commercial and industrial	168,104	540	3,630	—	172,274
Construction and land development	13,607	1,767	—	—	15,374
Consumer	11	—	—	—	11
Total	$1,194,732	$26,548	$25,322	$3	$1,246,605

6. EQUITY COMPENSATION PLANS

The Company’s 2021 and 2018 Equity Compensation Plans (the “2021 Plan” and the “2018 Plan”, respectively), provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 274,208 shares remain available for issuance at June 30, 2022. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 32,802 shares remain available for issuance at June 30, 2022. Hanover assumed the 2013 Savoy Bank Stock Option Plan solely in connection with options to purchase Savoy common stock held by the former Chief Executive Officer of Savoy and which, under the terms of the Agreement and Plan of Merger between the Company and Savoy, were converted into options to purchase 71,900 shares of Hanover common stock.

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

No stock options were exercised during the three and nine months ended June 30, 2022 and 2021.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, October 1, 2021	227,406	$9.50	$2,043	3.51 years
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, June 30, 2022 (1)	227,406	$9.50	$2,400	2.70 years
(1)	All outstanding options are fully vested and exercisable.

There was no compensation expense attributable to stock options for the three and nine months ended June 30, 2022 and 2021.

Restricted Stock Awards

During the nine months ended June 30, 2022, restricted stock awards of 44,642 shares were granted with a three-year vesting period and 230,788 were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2021	75,833	$19.87
Granted	275,430	19.73
Vested	(41,504)	19.77
Forfeited	(10,189)	19.47
Unvested, June 30, 2022	299,570	$19.77

Compensation expense attributable to restricted stock awards was $482 thousand and $224 thousand for the three months ended June 30, 2022 and 2021, respectively. Compensation expense attributable to restricted stock was $1.1 million and $669 thousand for the nine months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $5.3 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 4.12 years. The total fair value of shares vested during the nine months ended June 30, 2022 and 2021 was $824 thousand and $868 thousand, respectively.

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

The following table summarizes the unvested performance-based RSU activity for the nine months ended June 30, 2022:

Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2021	—	$—
Granted	51,097	19.73
Vested	—	—
Forfeited	—	—
Unvested, June 30, 2022	51,097	$19.73

During the nine months ended June 30, 2022, the Company granted 51,097 RSUs. These performance-based RSUs cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2024.

Compensation expense attributable to RSUs was $82 thousand and $139 thousand, respectively, for the three and nine months ended June 30, 2022. There was no compensation expense related to RSUs for the three and nine months ended June 30, 2021, as no RSUs were granted in 2021. As of June 30, 2022, there was $869 thousand of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 2.7 years.

7. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2022, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2022 and September 30, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total capital to risk-weighted assets	$182,811	17.32%	$84,444	8.00%	$110,833	10.50%	$105,555	10.00%
Tier 1 capital to risk-weighted assets	171,753	16.27%	63,333	6.00%	89,722	8.50%	84,444	8.00%
Common equity tier 1 capital to risk-weighted assets	171,753	16.27%	47,500	4.50%	73,889	7.00%	68,611	6.50%
Tier 1 capital to adjusted average assets (leverage)	171,753	11.64%	59,007	4.00%	N/A	N/A	73,759	5.00%

September 30, 2021
Total capital to risk-weighted assets	$132,554	15.59%	$68,040	8.00%	$89,303	10.50%	$85,050	10.00%
Tier 1 capital to risk-weighted assets	123,666	14.54%	51,030	6.00%	72,293	8.50%	68,040	8.00%
Common equity tier 1 capital to risk-weighted assets	123,666	14.54%	38,273	4.50%	59,535	7.00%	55,283	6.50%
Tier 1 capital to adjusted average assets (leverage)	123,666	9.45%	52,338	4.00%	N/A	N/A	65,423	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of June 30, 2022, the Bank had $46.6 million of retained net income available for dividends to the Company.

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

Assets Measured at Fair Value on a Recurring Basis

The following presents fair value measurements on a recurring basis at June 30, 2022 and September 30, 2021:

	June 30, 2022
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$319	$—	$319	$—
Corporate bonds	6,421	—	6,421	—
Mortgage servicing rights	4,120	—	—	4,120
Total	$10,860	$—	$6,740	$4,120

	September 30, 2021
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$833	$—	$833	$—
Corporate bonds	6,914	—	6,914	—
Mortgage servicing rights	3,690	—	—	3,690
Total	$11,437	$—	$7,747	$3,690

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

The fair value of mortgage servicing rights are based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. The fair value of loan servicing rights related to residential mortgage loans at June 30, 2022 was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, a prepayment speed of 26.25% and a weighted average life ranging from 1.29 to 3.03 years. Fair value at September 30, 2021 for mortgage servicing rights was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, prepayment speeds ranging from 24.18% to 24.33% and a weighted average life ranging from 1.96 to 3.30 years.

The fair value of loan servicing rights for SBA loans at June 30, 2022 was determined based on discounted expected future cash flows using discount rates ranging from 4.86% to 23.04%, prepayment speeds ranging from 9.20% to 25.84% and a weighted average life ranging from 0.04 to 5.83 years.

The Company has determined these are mostly unobservable inputs and considers them Level 3 inputs within the fair value hierarchy.

The following table presents the changes in mortgage servicing rights for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$4,028	$130	$3,690	$155
Additions	211	3,776	784	3,776
Adjustment to fair value	(119)	(91)	(354)	(116)
Balance at end of period	$4,120	$3,815	$4,120	$3,815

Assets Measured at Fair Value on a Non-recurring Basis

The Company had no financial instruments measured at fair value on a non-recurring basis at June 30, 2022 and September 30, 2021. The Company’s impaired loans had no related specific allowances recorded at June 30, 2022 and September 30, 2021.

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at June 30, 2022 and September 30, 2021:

	June 30, 2022
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$133,974	$133,974	$—	$—	$133,974
Securities held-to-maturity	4,509	—	4,309	—	4,309
Securities available-for-sale	6,740	—	6,740	—	6,740
Loans, net	1,404,891	—	—	1,379,005	1,379,005
FHLB stock	3,858	N/A	N/A	N/A	N/A
Accrued interest receivable	7,643	—	117	7,526	7,643
Financial Liabilities:
Time deposits	298,272	—	291,890	—	291,890
Demand and other deposits	1,051,277	1,051,277	—	—	1,051,277
Borrowings	56,963	—	57,192	—	57,192
Subordinated debentures	24,554	—	24,698	—	24,698
Accrued interest payable	611	1	610	—	611

	September 30, 2021
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$166,544	$166,544	$—	$—	$166,544
Securities held-to-maturity	8,611	—	8,865	—	8,865
Securities available-for-sale	7,747	—	7,747	—	7,747
Loans, net	1,238,573	—	—	1,278,056	1,278,056
FHLB stock	3,714	N/A	N/A	N/A	N/A
Accrued interest receivable	9,363	—	211	9,152	9,363
Financial Liabilities:
Time deposits	377,836	—	378,333	—	378,333
Demand and other deposits	786,826	786,826	—	—	786,826
Borrowings	159,642	—	159,608	—	159,608
Subordinated debentures	24,513	—	27,092	—	27,092
Accrued interest payable	1,290	1	713	576	1,290

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

10. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances

At June 30, 2022 and September 30, 2021, FHLB advances outstanding were $37.8 million and $42.0 million, respectively. The advances were all at fixed rates ranging from 0.37% to 2.96%, and with maturities ranging from January 2023 to August 2025 and from October 2021 to August 2025, respectively, at June 30, 2022 and September 30, 2021.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $673.5 million and $432.7 million of residential and commercial mortgage loans under a blanket lien arrangement at June 30, 2022 and September 30, 2021, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $183.3 million at June 30, 2022.

The following table sets forth the contractual maturities and weighted average interest rates of the Company’s fixed rate FHLB advances (in thousands):

	Balance at June 30,
	2022
		Weighted
Contractual Maturity	Amount	Average Rate
2022	$—	—%
2023	11,905	2.23%
2024	18,860	0.98%
2025	7,080	0.58%
Total	$37,845	1.30%

	Balance at September 30,
	2021
		Weighted
Contractual Maturity	Amount	Average Rate
2022	$4,000	2.02%
2023	12,040	2.23%
2024	18,860	0.98%
2025	7,080	0.58%
Total	$41,980	1.37%

Federal Reserve Borrowings

At June 30 2022 and September 30, 2021, the Company’s borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) were $18.9 million and $117.7 million, respectively. The borrowings have a rate of 0.35% and the maturity date will equal the maturity date of the underlying PPP loan pledged to secure the extension of credit. The maturity date of a PPP loan is either two or five years from origination date. The Company utilized the PPPLF to fund PPP loan production. The borrowings are fully secured by pledged PPP loans as of June 30, 2022 and September 30, 2021.

Correspondent Bank Borrowings

At June 30, 2022, approximately $55 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. The Company has $250 thousand in borrowings outstanding under lines of credit with correspondent banks at June 30, 2022 and zero at September 30, 2021.

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

At June 30, 2022 and September 30, 2021, the unamortized issuance costs of the Notes were $0.4 million and $0.5 million, respectively. For the three and nine months ended June 30, 2022, $21 thousand and $64 thousand, respectively, in issuance costs were recorded in interest expense. For the three and nine months ended June 30, 2021, $16 thousand and $43 thousand, respectively, in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended June 30, 2022 and 2021:

Unrealized Gains and
Losses on Available-
for-Sale Debt
(in thousands)	Securities
Balance at October 1, 2021	$256
Other comprehensive loss, before reclassification	(451)
Amount reclassified from accumulated other comprehensive income	(81)
Net current period other comprehensive loss	(532)
Balance at June 30, 2022	$(276)

Unrealized Gains and
Losses on Available-
for-Sale Debt
(in thousands)	Securities
Balance at October 1, 2020	$156
Other comprehensive income, before reclassification	288
Amount reclassified from accumulated other comprehensive income	(191)
Net current period other comprehensive income	97
Balance at June 30, 2021	$253

The following represents the reclassification out of accumulated other comprehensive income for the three and nine months ended June 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,		Affected Line Item in Consolidated
(in thousands)	2022	2021	2022	2021	Statements of Income
Realized gains on securities available-for-sale	$—	$—	$105	$240	Gain on sale of investment securities available-for-sale, net
Tax effect	—	—	24	49	Income tax expense
Net of tax	$—	$—	$81	$191

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

Executive Summary – The Company is a one-bank holding company incorporated in 2016. The Company operates as the parent for its wholly owned subsidiary, the Bank, which commenced operations in 2008. The income of the Company is primarily derived through the operations of the Bank. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

The Bank operates as a locally headquartered, community-oriented bank, serving customers throughout the New York metro area from offices in Nassau, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York and Freehold in Monmouth County, New Jersey. We principally focus our lending activities on loans that we originate to borrowers located in our market areas. We seek to be the premier provider of lending products and services in our market area, meeting the credit needs of business and individual borrowers in the communities that we serve. We offer personal and commercial business loans on a secured and unsecured basis, SBA and USDA guaranteed loans, revolving lines of credit, commercial mortgage loans, and one- to four-family non-qualified mortgages secured by primary and secondary residences that may be owner occupied or investment properties, home equity loans, bridge loans and other personal purpose loans.

The Bank works to provide more direct, personal attention than management believes is offered by competing financial institutions, the majority of which are branch offices of banks headquartered outside of the Bank’s primary trade area. By striving to employ professional, responsive and knowledgeable staff, the Bank believes it offers a superior level of service to its customers. As a result of senior management’s availability for consultation on a daily basis, the Bank believes it offers customers a quicker response on loan applications and other banking transactions, as well as greater certainty that these transactions will actually close, than competitors, whose decisions may be made in distant headquarters.

The COVID-19 pandemic has caused widespread economic disruption in the Bank’s metropolitan New York trade area. The Company has actively participated in state and local programs designed to mitigate the impacts of the COVID-19 pandemic on individuals and small businesses and it continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan losses on its loan portfolio. As the local economy has continued to recover, management continues to cautiously consider opportunities to expand the loan portfolio.

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

Recent Events – On May 10, 2022, the Company completed an initial public offering (“IPO”) of its common stock and sold 1,466,250 shares of common stock at the public offering price of $21.00 per share, including 191,250 shares of common stock sold pursuant to the underwriters’ overallotment option, which was exercised in full. The IPO resulted in gross proceeds of $30.8 million. The net proceeds to the Company, after deducting the underwriting discount and offering expenses was $27.7 million.

Financial Performance Summary

As of or for the three and nine months ended June 30, 2022 and 2021

(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue (1)	$16,648	$11,098	$51,709	$27,205
Non-interest expense	8,730	10,732	26,352	22,047
Acquisition costs included in non-interest expense	250	3,937	250	4,233
Provision for loan losses	1,000	—	2,400	300
Net income	5,333	221	17,730	3,795
Net income per common share - diluted	0.80	0.05	2.92	0.85
Return on average assets	1.41%	0.08%	1.61%	0.53%
Return on average common stockholders' equity	14.05%	0.92%	17.27%	5.93%
Tier 1 leverage ratio	11.64%	11.20%	11.64%	11.20%
Common equity tier 1 risk-based capital ratio	16.27%	14.05%	16.27%	14.05%
Tier 1 risk-based capital ratio	16.27%	14.05%	16.27%	14.05%
Total risk-based capital ratio	17.32%	15.01%	17.32%	15.01%
Tangible common equity ratio (non-GAAP)	9.29%	6.35%	9.29%	6.35%
Total common stockholders' equity/total assets (2)	10.40%	7.48%	10.40%	7.48%
(1)	Represents net interest income plus total non-interest income.
(2)	The ratio of total common stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.

At June 30, 2022 the Company, on a consolidated basis, had total assets of $1.6 billion, total deposits of $1.3 billion and total stockholders’ equity of $167.4 million. The Company recorded net income of $5.3 million, or $0.80 per diluted common share, for the three months ended June 30, 2022 compared to net income of $221 thousand, or $0.05 per diluted common share, for the same period in 2021 and $17.7 million, or $2.92 per diluted share, for the nine months ended June 30, 2022 compared to net income of $3.8 million, or $0.85 per diluted share, for the same period in 2021.

The $5.1 million increase in earnings for the three months ended June 30, 2022 versus the comparable 2021 period was primarily due to a $4.4 million increase in net interest income coupled with a $1.2 million improvement in non-interest income and a $2.0 million decrease in total operating expenses, primarily due to the decline in acquisition costs from the May 2021 acquisition of Savoy. Partially offsetting these positive factors was a $1.4 million increase in income tax expense, coupled with a $1.0 million increase in the provision for loan losses expense due to growth in the loan portfolio in the quarter ended June 30, 2022.

The $13.9 million increase in net income for the nine months ended June 30, 2022 versus the year ago was primarily due to a $19.3 million increase in net interest income coupled with a $5.2 million improvement in non-interest income. Partially offsetting these positive factors was a $4.3 million increase in total operating expenses, principally resulting from growth in compensation and benefits related to increased headcount reflecting both organic growth and the effects of the Savoy merger, a $4.2 million increase in provision for income taxes, coupled with an $2.1 million increase in the provision for loan losses expense due to growth in the loan portfolio.

The Company’s return on average assets and return on average common stockholders’ equity were 1.41% and 14.05%, respectively, for the three months ended June 30, 2022 versus 0.08% and 0.92%, respectively, for the comparable 2021 period, and 1.61% and 17.27% for the nine months ended June 30, 2022, versus 0.53% and 5.93%, respectively, for the prior year period.

Total non-accrual loans at June 30, 2022 were $12.5 million, or 0.88% of total loans, compared to $7.0 million, or 0.56% of total loans at September 30, 2021 and $7.0 million, or 0.54% of total loans, at June 30, 2021. Management believes all of the Company’s non-accrual loans at June 30, 2022 are well collateralized and no specific reserves have been taken with regard to these loans. The allowance for loan losses as a percentage of total non-accrual loans amounted to 87%, 122% and 111% at June 30, 2022, September 30, 2021 and June 30, 2021, respectively.

The Company’s operating efficiency ratio was 52.4% for the three months ended June 30, 2022 versus 96.7% a year ago. The significant improvement in the operating efficiency ratio was due to a $4.4 million increase in net interest income and $1.2 million increase in non-interest income (primarily gain on sale of loans held-for-sale) and a $2.0 million decrease in operating expenses (primarily acquisition costs).

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

Financial Condition – Total assets of the Company were $1.6 billion at June 30, 2022 versus $1.5 billion at September 30, 2021. Total loans at June 30, 2022 were $1.4 billion, compared to total loans of $1.2 billion at September 30, 2021. Total deposits were $1.3 billion at June 30, 2022 versus $1.2 billion at September 30, 2021. Total borrowings and subordinated debt at June 30, 2022 were $81.5 million, including $37.8 million of outstanding FHLB advances.

For the nine months ended June 30, 2022, the Company’s loan portfolio, net of sales, grew by $168.7 million to $1.4 billion. At June 30, 2022, the residential loan portfolio amounted to $431.8 million, or 30.5% of total loans. Commercial real estate loans, including multi-family loans and construction and land development loans, totaled $927.0 million or 65.5% of total loans at June 30, 2022. Commercial loans, including PPP loans, totaled $56.9 million or 4.0% of total loans.

Total deposits were $1.3 billion at June 30, 2022 verus $1.2 billion at September 30, 2021. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 77.9% and 67.6% of total deposits at June 30, 2022 and September 30, 2021, respectively. At those dates, demand deposit balances represented 16.3% and 16.4% of total deposits. Beginning in late 2020, we began a municipal deposit program. The program is based upon relationships of our management team, rather than bid based transactions. At June 30, 2022, total municipal deposits were $444.6 million, representing 20 separate governmental clients, compared to $350.5 million at September 30, 2021, representing 18 separate governmental clients. The rate on the municipal deposit portfolio was 0.47% at June 30, 2022.

Borrowings at June 30, 2022 were $57.0 million, including $18.9 million in PPPLF funding, versus $159.6 million, including $117.7 million in PPPLF funding at September 30, 2021. PPPLF borrowings declined as borrowers had received forgiveness or have made payments on PPP loans. At June 30, 2022, the Company had $37.8 million of outstanding FHLB advances as compared to $42.0 million at September 30, 2021.

Liquidity and Capital Resources – Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve, FHLB and correspondent banks, which totaled $134.0 million and $166.5 million at June 30, 2022 and September 30, 2021, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, and borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At June 30, 2022, total deposits were $1.3 billion, of which $175.6 million were time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At June 30, 2022 and September 30, 2021, the Company had $57.0 million and $159.6 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At June 30, 2022, the Bank had access to approximately $673.5 million in FHLB lines of credit for overnight or term borrowings, of which $452.2 million of municipal letters of credit and $37.8 million in term borrowings were outstanding. At June 30, 2022, the Bank had access to approximately $55 million in unsecured lines of credit extended by correspondent banks, if needed, for short-term funding purposes. $250 thousand in overnight borrowings were outstanding under lines of credit with correspondent banks at June 30, 2022.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity increased to $167.4 million at June 30, 2022 from $122.5 million at September 30, 2021, primarily due to a $27.7 million increase in common stock and surplus from net proceeds from the public offering of our common stock in May 2022 and net income recorded during the nine months ended June 30, 2022.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 11.64%, 16.27%, 16.27% and 17.32%, respectively, at June 30, 2022, exceeding all the regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. At June 30, 2022, the Bank’s capital buffer was in excess of requirements.

The Company did not repurchase any shares of its common stock during the nine months ended June 30, 2022.

The Company’s total stockholders’ equity to total assets ratio and the Company’s tangible common equity to tangible assets ratio (“TCE ratio”) were 10.40% and 9.29%, respectively, at June 30, 2022 versus 8.25% and 7.02%, respectively, at September 30, 2021 and 7.48% and 6.35%, respectively, at June 30, 2021. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP TCE ratio presented herein. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total common stockholders’ equity and tangible assets to U.S. GAAP total assets at June 30, 2022 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total common stockholders' equity	$167,391	Total assets	$1,609,757	10.40%	(1)
Less: goodwill	(19,168)	Less: goodwill	(19,168)
Less: core deposit intangible	(418)	Less: core deposit intangible	(418)
Tangible common equity	$147,805	Tangible assets	$1,590,171	9.29%	(2)
(1)	The ratio of total common stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio

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

No cash dividends were declared by the Company during the nine months ended June 30, 2021. The Company’s Board of Directors approved the payment of a $0.10 per common share cash dividend payable on June 28, 2022, to stockholders of record on June 21, 2022. This was the Company’s second cash dividend.

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

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2022 and September 30, 2021, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $85 million and $106 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2022 and September 30, 2021, letters of credit outstanding were approximately $817 thousand and $786 thousand, respectively.

Results of Operations – Comparison of the Three Months Ended June 30, 2022 and 2021 – The Company recorded net income of $5.3 million during the three months ended June 30, 2022 versus net income of $221 thousand in the comparable three month period a year ago. The increase in earnings for the three months ended June 30, 2022 versus the comparable 2021 period was primarily due to a $4.4 million or 41.8%, increase in net interest income coupled with a $1.2 million improvement in non-interest income and a $2.0 million decrease in total operating expenses. Partially offsetting these positive factors was a $1.4 million increase in income tax expense and $1.0 million increase in the provision for loan losses expense due to growth in the loan portfolio in the third fiscal quarter of 2022.

Net Interest Income and Margin

The $4.4 million improvement in net interest income was largely attributable to growth in average interest-earning assets of 31.0%, primarily loans, and a 31 basis point increase in the net interest margin to 4.05% in 2022 from 3.74% in the year ago period. The wider net interest margin was largely due to a 20 basis point reduction in the average cost of interest-bearing liabilities to 0.50% in the 2022 period. Included in net interest income was accretion and amortization of purchase accounting adjustments of $359 thousand during the three months ended June 30, 2022 arising from the acquisition of Savoy. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.94% and 3.55% in the quarter ended June 30, 2022 and 2021, respectively.

The lower cost of average interest-bearing liabilities in 2022 resulted from an improved deposit mix. Lower cost core deposits (demand, NOW, savings and money market accounts) increased by $352.5 million while higher cost certificates of deposit declined by $162.4 million compared to the year ago period.

NET INTEREST INCOME ANALYSIS

For the Three Months Ended June 30, 2022 and 2021

(dollars in thousands)

	2022			2021
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets
Loans	$1,323,482	$15,842	4.80%	$988,836	$11,798	4.79%
Investment securities	10,752	98	3.66%	16,754	168	4.02%
Interest-earning balances and other	128,669	272	0.85%	109,603	21	0.08%
FHLB stock and other investments	4,228	47	4.46	4,816	51	4.25
Total interest-earning assets	1,467,131	16,259	4.45%	1,120,009	12,038	4.31%
Non interest-earning assets:
Cash and due from banks	10,035			9,829
Other assets	44,858			33,964
Total assets	$1,522,024			$1,163,802

Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$778,751	$579	0.30%	$377,084	$269	0.29%
Time deposits	281,196	427	0.61%	369,454	760	0.83%
Total interest-bearing deposits	1,059,947	1,006	0.38%	746,538	1,029	0.55%
Fed funds purchased & FHLB & FRB advances	65,213	100	0.62	143,395	232	0.65
Subordinated debentures	24,545	333	5.44%	24,489	329	5.39%
Total interest-bearing liabilities	1,149,705	1,439	0.50%	914,422	1,590	0.70%
Demand deposits	209,176			141,650
Other liabilities	10,863			11,264
Total liabilities	1,369,744			1,067,336
Stockholders' equity	152,280			96,466
Total liabilities and stockholders' equity	$1,522,024			$1,163,802
Net interest income and interest rate spread			3.95%			3.61%
Net interest margin		$14,820	4.05%		$10,448	3.74%

Provision and Allowance for Loan Losses

The Company recorded a $1.0 million provision for loan losses expense for the three months ended June 30, 2022 versus none recorded for the comparable period in 2021. The adequacy of the provision and the resulting allowance for loan losses, which was $10.9 million at June 30, 2022, is determined by management’s ongoing review of the loan portfolio including, among other things, impaired loans, past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay and estimated fair value of any underlying collateral securing loans. Moreover, management evaluates changes, if any, in underwriting standards, collection, charge-off and recovery practices, the nature or volume of the portfolio, lending staff, concentration of loans, as well as current economic conditions and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimable losses at June 30, 2022. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income increased by $1.2 million for the three months ended June 30, 2022 versus 2021. This increase was largely driven by increases in net gain on sale of loans and loan servicing and fee income. For the three months ended June 30, 2022 and 2021, the Company sold loans totaling approximately $9.5 million and $13.5 million, respectively, recognizing net gains of $849 thousand and $212 thousand, respectively. The increase in loan fees and deposit service charges was primarily driven by increases in loan and deposit balances, primarily as a result of the acquisition of Savoy. The increase in income related to loan servicing rights was due to growth in the volume of loans serviced by the Company, primarily due to the acquisition of Savoy.

Non-Interest Income

For the three and nine months ended June 30, 2022 and 2021

(dollars in thousands)

	Three months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021
Loan servicing and fee income	$779	$401	$2,203	$623
Service charges on deposit accounts	60	34	169	66
Net gain on sale of investments available-for-sale	—	—	105	240
Net gain on sale of loans held for sale	849	212	3,916	688
Other income	140	3	483	11
Total non-interest income	$1,828	$650	$6,876	$1,628

Non-interest Expense

Total non-interest expense decreased by $2.0 million for the three months ended June 30, 2022 versus 2021. The overall decrease in non-interest expenses was primarily due to the decline in acquisition costs from the May 2021 acquisition of Savoy. The increase in other non-interest expenses is primarily due to increased assessment charges and correspondent banking fees due to the increased size of the Company.

Non-Interest Expense

For the three and nine months ended June 30, 2022 and 2021

(dollars in thousands)

	Three months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021
Salaries and employee benefits	$4,843	$3,923	$15,400	$10,299
Occupancy and equipment	1,394	1,300	4,177	3,680
Data processing	374	419	1,133	934
Advertising and promotion	112	18	298	85
Acquisition costs	250	3,937	250	4,233
Professional fees	579	369	1,718	1,089
Other expenses	1,178	766	3,376	1,727
Total non-interest expense	$8,730	$10,732	$26,352	$22,047

The Company recorded income tax expense of $1.6 million for an effective tax rate of 22.9% for the three months ended June 30, 2022 versus income tax expense of $145 thousand for an effective tax rate of 39.6% in the comparable 2021 period. The higher effective tax rate in 2021 was primarily related to certain non-deductible items resulting from the Savoy acquisition.

Results of Operations – Comparison of the Nine Months Ended June 30, 2022 and 2021 –The Company recorded net income of $17.7 million during the nine months ended June 30, 2022 versus $3.8 million in the comparable nine months a year ago. The $13.9 million increase in earnings for the nine months ended June 30, 2022 versus the comparable 2021 period was primarily due to a $19.3 million or 75.3% increase in net interest income and a $5.2 million increase in non-interest income, partially offset by a $2.1 million increase in the provision for loan losses, a $4.3 million increase in non-interest expense and a $4.2 million increase in provision for income taxes versus the comparable 2021 period. The Company’s effective tax rate increased to 22.8% in 2022 from 21.9% a year ago.

Net Interest Income and Margin

The $19.3 million or 75.3% improvement in net interest income was largely attributable to growth in average interest-earning assets of $491.8 million, primarily in loans, and a 48-basis point reduction in the yield on average total interest-bearing liabilities to 0.47% from 0.95% a year ago, largely due to a 42-basis point decline in the average cost of savings and time deposits. Reflecting the improvement in net interest income, the Company’s net interest margin widened to 4.23% for the nine months ended June 30, 2022 versus 3.69% for the same period a year ago.

The lower cost of interest-bearing liabilities in 2022 was also the result of a $54.0 million reduction in average time deposit balances, coupled with increases in lower cost average savings deposits and non-interest-bearing demand deposit balances of $21.5 million and $89.3 million, respectively.

NET INTEREST INCOME ANALYSIS

For the Nine Months Ended June 30, 2022 and 2021

(dollars in thousands)

	2022			2021
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Loans	$1,283,856	$47,972	5.00%	$818,467	$30,189	4.93%
Investment securities	12,659	358	3.78%	16,953	523	4.12%
Interest-earning cash	116,709	356	0.41%	86,373	61	0.09%
FHLB stock and other investments	4,518	130	3.85%	4,151	142	4.57%
Total interest-earning assets	1,417,742	48,816	4.60%	925,944	30,915	4.46%
Non interest-earning assets:
Cash and due from banks	8,901			6,702
Other assets	47,044			27,351
Total assets	$1,473,687			$959,997

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, NOW and money market deposits	$694,429	$1,290	0.25%	$270,216	$543	0.27%
Time deposits	311,483	1,319	0.57%	365,441	3,129	1.14%
Total savings and time deposits	1,005,912	2,609	0.35%	635,657	3,672	0.77%
Fed funds purchased & FHLB & FRB advances	93,213	376	0.54%	93,787	632	0.90%
Note payable	—	—	—%	439	74	22.54	% (1)
Subordinated debentures	24,524	998	5.44%	23,949	960	5.36%
Total interest-bearing liabilities	1,123,649	3,983	0.47%	753,832	5,338	0.95%
Demand deposits	200,295			110,990
Other liabilities	12,456			9,650
Total liabilities	1,336,400			874,472
Stockholders' equity	137,287			85,525
Total liabilities & stockholders' equity	$1,473,687			$959,997
Net interest rate spread			4.13%			3.51%
Net interest income/margin		$44,833	4.23%		$25,577	3.69%

(1)	Includes impact of debt extinguishment charges. Excluding the impact of these charges, the average rate was 5.79%.

Provision for Loan Losses

The Company recorded a $2.4 million provision for loan losses expense for the nine months ended June 30, 2022 versus a $300 thousand expense recorded for the comparable period in 2021. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income increased by $5.2 million for the nine months ended June 30, 2022 versus 2021. This increase was principally due to a $3.2 million increase in net gain on sale of loans held for sale and a $1.6 million increase in loan servicing and fee income. For the nine months ended June 30, 2022 and 2021, the Company sold loans totaling approximately $60.9 million and $31.3 million, respectively, recognizing net gains of $3.9 million and $688 thousand, respectively.

Non-interest Expense

Total non-interest expense increased by $4.3 million or 19.5% for the nine months ended June 30, 2022 versus 2021. The overall increase in non-interest expenses was primarily driven by the additional headcount, facilities and transaction volume associated with the acquisition of Savoy resulting in a $5.1 million increase in salaries and employee benefits and a $1.6 million increase in other expenses. These increases were partially offset by a $4.0 million decrease in acquisition costs. The operating efficiency ratio, defined as total non-interest expense as a percentage of total revenue, was 51.1% for the nine months ended June 30, 2022 compared to 81.8% in the comparable period of 2021.

The Company recorded income tax expense of $5.2 million for the nine months ended June 30, 2022 resulting in an effective tax rate of 22.8%, versus income tax expense of $1.1 million and an effective tax rate of 21.9% in the comparable 2021 period.

Asset Quality - Total non-accrual loans at June 30, 2022 were $12.5 million, or 0.88% of total loans, compared to $7.0 million, or 0.56% of total loans at September 30, 2021 and $7.0 million, or 0.54% of total loans, at June 30, 2021. Management believes all of the Company’s non-accrual loans at June 30, 2022 are well collateralized and no specific reserves have been taken with regard to these loans. The allowance for loan losses as a percentage of total non-accrual loans amounted to 87%, 122% and 111% at June 30, 2022, September 30, 2021 and June 30, 2021, respectively.

Total accruing loans, excluding purchased credit-impaired loans, delinquent 30 days or more amounted to $4.5 million, $8.2 million and $1.5 million at June 30, 2022, September 30, 2021 and June 30, 2021, respectively.

Total loans having credit risk ratings of Special Mention or Substandard were $32.6 million at June 30, 2022 versus $51.9 million at September 30, 2021. These were mainly from the acquired loan portfolio of Savoy. The acquired portfolio has a large component of SBA loans, which have been supported through the COVID-pandemic with assistance from the SBA. The high level of criticized loans in the Savoy portfolio results in part from a conservative view of these borrowers’ ability to perform once government assistance ends, as well as specific instances of borrowers seeking assistance/deferrals/modifications due to the impact to their business. The Company’s Special Mention and Substandard loans were comprised of residential real estate, multi-family, commercial real estate loans and commercial and industrial loans (including SBA facilities) at June 30, 2022. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At June 30, 2022, the Company had $1.3 million in troubled debt restructurings (“TDRs”), consisting of residential real estate loans. The Company had TDRs amounting to $1.6 million and $1.7 million at September 30, 2021 and June 30, 2021, respectively.

At June 30, 2022, the Company’s allowance for loan losses amounted to $10.9 million or 0.77% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 0.69% at September 30, 2021 and 0.61% at June 30, 2021. The Company recorded no loan charge-offs or recoveries during the three months ended June 30, 2022 and September 30, 2021. The Company recorded net loan charge-offs of $327 thousand during the three months ended June 30, 2021.

The Company recorded a $1.0 million provision for loan losses expense for the three months ended June 30, 2022 versus none recorded for the comparable period in 2021. Adjustments to the Company’s loss experience is based on management’s evaluation of several environmental factors, including: changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments; changes in the nature and volume of the Company’s portfolio and in the terms of the Company’s loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans; changes in the quality of the Company’s loan review system; changes in lending policies, procedures and strategies; changes in the value of underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

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

ASSET QUALITY

June 30, 2022 versus September 30, 2021 and June 30, 2021

(dollars in thousands)

	As of or for the three months ended
	6/30/2022	9/30/2021	6/30/2021
Non-accrual loans	$12,491	$7,028	$7,043
Non-accrual loans held for sale	—	—	2,899
Other real estate owned	—	—	—
Total non-performing assets (1)	$12,491	$7,028	$9,942

Purchased credit-impaired loans 90 days or more past due and still accruing	$1,237	$2,519	$1,077
Performing TDRs	1,390	455	455

Loans held for sale	—	—	3,883
Loans held for investment	1,415,777	1,247,125	1,293,262

Allowance for loan losses:
Beginning balance	$9,886	$7,852	$8,179
Provision	1,000	700	—
Charge-offs	—	—	(328)
Recoveries	—	—	1
Ending balance	$10,886	$8,552	$7,852

Allowance for loan losses as a % of total loans (2)	0.77%	0.69%	0.61%

Allowance for loan losses as a % of non-accrual loans (2)	87%	122%	111%

Non-accrual loans as a % of total loans (2)	0.88%	0.56%	0.54%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	0.88%	0.56%	0.77%

Non-performing assets as a % of total assets	0.78%	0.47%	0.64%

Non-performing assets, purchased credit-impaired loans 90 days or more past due and still accruing and performing TDRs, to total loans held for sale and investment	1.07%	0.80%	0.88%
(1)	Non-performing assets defined as non-accrual loans, non-accrual loans held for sale and other real estate owned.
(2)	Excludes loans held for sale.

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

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at June 30,2022 (dollars in thousands). The results are within the Company’s policy limits.

At June 30, 2022
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII(1)

(basis points)	EVE	Amount	%	(basis points)	NII(1)	Amount	%
+400	$144,544	$(56,326)	(28.0)	+400	$77,120	$1,565	2.1
+300	157,716	(43,154)	(21.5)	+300	76,813	1,258	1.7
+200	171,944	(28,926)	(14.4)	+200	76,564	1,009	1.3
+100	187,850	(13,020)	(6.5)	+100	76,198	643	0.9
0	200,870			0	75,555
-100	210,491	9,621	4.8	-100	73,704	(1,851)	(2.5)
(1)	Assumes 12 month time horizon.

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

HANOVER BANCORP, INC.

Dated: August 12, 2022	/s/ Michael P. Puorro
Michael P. Puorro
Chairman & Chief Executive Officer
(principal executive officer)

Dated: August 12, 2022	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)