Form 10-K
period 2022-09-30
Hanover Bancorp, Inc. /NY
filed 2022-12-23
CIK 1828588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $83,746,668.

As of December 20, 2022, the registrant had 7,149,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of the Registrant in connection with the Annual Meeting of Shareholders to be held on February 21, 2023 and any adjournment thereof, are incorporated by reference in Part III.

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

Part I

Item 1.Business

Overview

Hanover Bancorp, Inc. (“Hanover”) is a New York corporation which is the holding company for Hanover Community Bank (the “Bank”), a New York chartered community commercial bank focusing on highly personalized and efficient services and products responsive to local needs. The Bank operates as a locally headquartered, community-oriented bank serving customers throughout the New York metro area from offices in Nassau, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York, and Freehold, Monmouth County, New Jersey. We have also received regulatory approval to open a branch in Hauppauge, Suffolk County, New York, which we expect to open in early 2023. As of September 30, 2022, we had total assets of $1.84 billion, total loans of $1.62 billion, total deposits of $1.53 billion and total stockholders’ equity of $172.6 million.

The Bank was originally organized in 2009, with a focus on serving the South Asian community in Nassau County. After incurring financial and regulatory setbacks, the Bank was recapitalized in 2012 (the “2012 recapitalization”). Following the 2012 recapitalization, the Bank adopted a strategic plan focused on providing differentiated consumer and commercial banking services to clients in the western Long Island markets and New York City boroughs, particularly the Queens and Brooklyn markets. As a result, the Bank has grown its balance sheet significantly both through organic loan and deposit growth, as well as highly opportunistic acquisitions. The Bank’s management team has utilized their strong local community ties, along with their experience with both federal and New York bank regulatory agencies, to create a bank that we believe emphasizes strong credit quality, a solid balance sheet, and a robust capital base.

In 2019, we acquired Chinatown Federal Savings Bank (“CFSB”) for a total purchase price of $13.6 million. We acquired total assets of $141.3 million, total loans of $93.6 million and total deposits of $110.0 million, as well as three branches in Manhattan and Brooklyn, NY (one of which, the Canal Street branch, was subsequently closed). The transaction helped us enhance and diversify our funding profile and further enhance our visibility in the New York City market where much of our lending activities take place.

On May 26, 2021, the Company completed the acquisition of Savoy Bank (“Savoy”), a privately held commercial bank founded to provide banking services to small business owners in and around New York City. With the Savoy acquisition, we have expanded our commercial banking capabilities significantly, with a particular focus on small business clients and Small Business Administration (“SBA”) lending.

Our one- to four-family residential mortgage segment has a particular niche focus on non-conforming loans, primarily secured by both owner-occupied and investment properties. The segment has proven particularly appealing to Asian American borrowers in the New York City boroughs. We offer a variety of deposit accounts to both businesses and consumers through our branch network, which we believe complements our niche lending efforts. Additionally, we have expanded our deposit products to include a full line of municipal banking accounts, which has allowed us to capture additional customers in our operating footprint.

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

Residential real estate. We originate mainly non-qualified, alternative documentation, single-family residential mortgage loans through broker referrals or our branch network to accommodate the needs of diverse communities in the New York City MSA. We offer multiple products, including our Residential Investor Program (RIP), which is designed specifically for two- to four-family units. Other one- to four-family credit products include home equity loans and first-time home buyer loans. We take a comprehensive approach to mortgage underwriting, resulting in an average loan-to-value of the portfolio at origination of 56%.

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

We originate non-qualified one- to four-family residential mortgage loans both to sell and hold for investment. Single-family residential mortgage loans held for sale are generally sold with the servicing rights released. Historically, we have sold many of these non-qualified single-family residential mortgage loans to other financial institutions, including banks and non-banks. While our loan sales to date have been primarily to one financial institution, we expect to expand our network of purchasers that will acquire our one- to four-family loan products.

Commercial real estate. We offer real estate loans secured by owner occupied and non-owner occupied commercial properties, including one- to four-family properties and multi-family residential properties and construction and land development loans. Our management team has extensive knowledge of the markets where we operate and our borrowers. We focus on what we believe to be high quality credits with acceptable loan-to-value ratios, income- producing properties with strong cash flow characteristics, and strong collateral profiles. Our loan-to-value policy limit is 75% for commercial real estate loans. The weighted average LTV was 61% for this portfolio as of September 30, 2022.

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

Our construction portfolio is small, representing only $12.9 million in total balances at September 30, 2022. Our construction and land development loans are comprised of commercial construction and land acquisition and development loans. Interest reserves are generally established on real estate construction loans. These loans are typically Prime-based and have maturities of fewer than 18 months. As of September 30, 2022, 100% of our real estate construction loan portfolio was secured by commercial properties.

Commercial and industrial. We provide a mix of variable and fixed rate commercial and industrial loans, which we refer to as C&I loans. The loans are typically made to small and medium-sized businesses for working capital needs, business expansions and for trade financing. We extend commercial business loans on an unsecured and secured basis for working capital, accounts receivable and inventory financing, machinery and equipment purchases, and other business purposes. Generally, lines of credit have maturities ranging from twelve to twenty- four months, and “term loans” have maturities ranging from five to ten years. C&I loans generally provide for floating interest rates, with interest only payments for lines of credit and monthly payments of both principal and interest for term loans. We expect C&I lending to be a key component of our growth going forward. Prior to the acquisition of Savoy, we had a very limited portfolio of commercial and industrial loans. Savoy brought significant expertise in this area. As of September 30, 2022, our commercial and industrial loans comprised $45.8 million, or 2.8%, of total loans held for investment.

Small Business Administration Loans. Our SBA loans are secured by commercial real estate and/or business assets. Our participation in SBA lending, excluding activities related to the Paycheck Protection Program (“PPP”), were a direct result of the merger transaction with Savoy, including acquiring their SBA portfolio, employees and infrastructure. We offer mostly SBA 7(a) variable-rate loans. We originate all loans to hold for investment and move loans to available for sale as management decides which loans to sell. We generally sell the 75% guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or to finance the purchase of real estate, equipment or business expansions. SBA loans secured by real estate have maturities of up to 25 years, with non-real estate secure loans generally having maturities of 10 years. In addition to real estate, collateral may include inventory, accounts receivable and equipment.

SBA loans are originated subject to personal guarantees and may include real estate belonging to guarantors as collateral. We monitor SBA loans by collateral type. From time to time, we will also originate SBA 504 loans, which are real estate backed commercial mortgages where we have the first mortgage and the SBA has the second mortgage on the property. We also, from time-to-time, originate loans guaranteed by the United States Department of Agriculture (“USDA”), which have characteristics that are similar to those of SBA 7(a) loans. We originate all such loans through our loan officers and through brokers.

Historically, we have primarily originated SBA and USDA guaranteed loans only in the New York metropolitan area. However, we intend to expand our guaranteed lending program and seek to become a national lender under these programs. As a first step, we have hired a lending team based in the Southeast, and will begin originating guaranteed loans referred by that team in 2023.

Deposits and Funding

Checking accounts consist of both retail and business demand deposit products. NOW accounts consist of both retail and business interest-bearing transaction accounts that have minimum balance requirements. Money market accounts consist of products that provide a market rate of interest to depositors. Our savings accounts consist of statement type accounts. Time deposits consist of certificates of deposit, including those held in IRA accounts, and brokered certificates of deposit.

We also have a municipal banking business, which we believe has produced a significant level of deposits at cost-effective rates. The business provides banking services to public municipalities, including counties, cities, towns, and school districts throughout the Long Island area. We believe this business is differentiated from our competitors in that the customers are long-term relationships of our team and are not transactional in nature. Furthermore, our focus is banking municipalities that are core to our branch footprint and where our brand resonates. This initiative is also consistent with our branch-lite and highly efficient approach to growing our balance sheet. The team and relationships we have allow us to compete throughout the Long Island market without the expense constraints of physical locations. As of September 30, 2022, we had $416.9 million in municipal deposits at an average rate of 1.19%.

Deposits serve as the primary source of funding for our interest-earning assets, but also generate non-interest revenue through insufficient funds fees, stop payment fees, safe deposit rental fees, foreign ATM fees and debit card interchange and other miscellaneous fees.

Employees and Human Capital Resources

As of September 30, 2022, we employed 162 full-time employees. None of these employees are covered by a collective bargaining agreement. The Company provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical, Health Savings Account contribution for eligible plans, a 401(k) savings plan with a company match component and short-term and long-term disability coverage. Additional benefits offered include paid time off, dental, vision, life insurance and employee assistance. The Company’s compensation package is designed to maintain market competitive total rewards programs for all employees in order to attract and retain superior talent. As a result of the pandemic, we also implemented flexible scheduling, which has allowed us to remain competitive.

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

The Company is a bank holding company, due to its control of the Bank, and is therefore subject to the requirements of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Company files reports with and is subject to periodic examination by the FRB. Any change in the applicable laws and regulations could have a material adverse impact on the Company and the Bank and their operations and the Company’s shareholders.

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

Capitalization

The Bank is subject to risk-based and leverage capital standards by which all banks are evaluated in terms of capital adequacy. Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” FDIC rules define these five capital categories. Under current FDIC regulations, a bank is deemed to be “well capitalized” if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 8% or greater, has a common equity tier 1 capital ratio of 6.5% or greater, has a leverage ratio of 5% or greater, and is not subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received an unsatisfactory safety and soundness examination rating. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. As of September 30, 2022, the Bank was a “well-capitalized” bank, as defined by its primary federal regulator.

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

The United States is a member of the Basel Committee on Banking Supervision (the “Basel Committee”) that provides a forum for regular international cooperation on banking supervisory matters. The Basel Committee develops guidelines and supervisory standards and is best known for its international standards on capital adequacy. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as “Basel III.” In July 2013, the US bank regulatory agencies published final rules to implement the Basel III capital framework and revise the framework for the risk-weighting of assets. The Basel III rules, among other things, narrow the definition of regulatory capital. As of January 1, 2019, Basel III requires bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Basel III also provides for a “countercyclical capital buffer,” an additional capital requirement that generally is to be imposed when national regulators determine that excess aggregate credit growth has become associated with a buildup of systemic risk, in order to absorb losses during periods of economic stress. Banking institutions that maintain insufficient capital to comply with the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a liquidity coverage ratio (“LCR”) designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a net stable funding ratio (“NSFR”) designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. The LCR and NSFR rules do not apply to us due to our asset size.

The final BASEL III capital rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $3.0 billion or more, and top-tier savings and loan holding companies, referred to as banking organizations. As finally implemented, Basel III requires banking organizations to maintain: (a) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%; (b) a minimum ratio of tier 1 capital to risk- weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk- weighted assets of at least 8.0%; and (d) a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5%, effectively raising the foregoing capital requirements by 2.5%.

As a result of the capital conservation buffer rules, if the Bank fails to maintain the required minimum capital conservation buffer, the Bank may be unable to make capital distributions to us, which could negatively impact our ability to pay dividends, service debt obligations or repurchase common stock. In addition, such a failure could result in a restriction on our ability to pay certain cash bonuses to executive officers, negatively impacting our ability to retain key personnel. As of September 30, 2022, the Bank’s current capital levels exceeded the applicable minimum capital requirements, including the capital conservation buffer, as prescribed in the Basel III capital rules.

As a result of the Economic Growth Act, banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile, which is referred to as a Qualifying Community Bank. The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule establishes a community bank leverage ratio, or CBLR, equal to the tangible equity capital divided by the average total consolidated assets. Currently the minimum required CBLR is 9.0%.

A Qualifying Community Bank that meets the CBLR is considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

The Bank did not elect into the CBLR framework.

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

The final rule that increased regulatory capital standards also adjusted the prompt corrective action tiers as of January 1, 2015 to conform to the revised capital standards. As described above, the Bank has not elected to follow the CBLR so the generally applicable prompt corrective action requirements remain applicable to the Bank. Under prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a common equity tier 1 capital ratio of 6.5% or greater, a leverage ratio of 5% or greater, and not be subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure.

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

Dividends

Under federal and state law and applicable regulations, a New York state chartered bank may generally declare a dividend, without approval from the DFS, in an amount equal to its year-to-date net income plus the prior two years’ net income less dividends already paid. Dividends exceeding those amounts require application to and approval by the DFS. To pay a cash dividend, a non-member bank must also maintain an adequate capital conservation buffer under the capital rules discussed above.

Incentive Compensation Guidance

The FRB, OCC, FDIC, other federal banking agencies and DFS have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations, including non-member banks and bank holding companies, do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor, which for the Bank is the FDIC and for the Company is the FRB, may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, provisions of the Basel III regime described above limit discretionary bonus payments to bank and bank holding company executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the banking regulators’ policies on incentive compensation are likely to continue evolving.

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

Among other things, Title III of the USA PATRIOT Act and the related regulations require:

●	Establishment of anti-money laundering compliance programs that include policies, procedures, and internal controls; the designation of a BSA officer; a training program; and independent testing;
●	Filing of certain reports with Financial Crimes Enforcement Network and law enforcement that are designated to assist in the detection and prevention of money laundering and terrorist financing activities;
●	Establishment of a program specifying procedures for obtaining and maintaining certain records from customers seeking to open new accounts, including verifying the identity of customers;
●	In certain circumstances, compliance with enhanced due diligence policies, procedures and controls designed to detect and report money- laundering, terrorist financing and other suspicious activity;
●	Monitoring account activity for suspicious transactions; and
●	A heightened level of review for certain high-risk customers or accounts.

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

The Coronavirus Aid, Relief and Economic Security Act

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the COVID-19 pandemic and stimulate the economy.

The law had several provisions relevant to financial institutions, including:

●	Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring (“TDR”) and also allowing them to suspend the corresponding impairment determination for accounting purposes;
●	Temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%. The ratio increased to 8.5% for 2021 and reverts to 9% thereafter;
●	The establishment of the PPP, a specialized low-interest forgivable loan program funded by the U.S. Treasury Department and administered through the SBA’s 7(a) loan guaranty program to support businesses affected by the COVID-19 pandemic. The program ended in May 2021; and
●	The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, which period has been subsequently been extended several times by federal mortgage-backing agencies.

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, such as:

●	The Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	The Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
●	The Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	The Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, religion, sex and other prohibited factors in extending credit;
●	The Fair Credit Reporting Act, governing the use of credit reports on consumers and the provision of information to credit reporting agencies;
●	Unfair or Deceptive Acts or Practices laws and regulations;
●	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
●	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank are further subject to the:

●	The Truth in Savings Act, which specifies disclosure requirements with respect to deposit accounts;
●	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	The Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
●	The Check Clearing for the 21st Century Act, which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
●	State unclaimed property or escheatment laws; and
●	Cybersecurity regulations, including but not limited to those implemented by DFS.

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

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than those permitted for a bank holding company. Such activities can include insurance underwriting and investment banking. The Company has not elected “financial holding company” status.

Capitalization

Bank holding companies are subject to consolidated regulatory capital requirements, which have historically been similar to, though less stringent than, those for the Bank. Federal legislation, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions. As a result, consolidated regulatory capital requirements identical to those applicable to the subsidiary banks generally apply to bank holding companies. However, the FRB has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and subsequent legislation and the related issuance of regulations by the FRB have increased the threshold for the exception to $3.0 billion of consolidated assets. Consequently, bank holding companies such as the Company with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the FRB.

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

Acquisition of Control of the Company

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the FRB has prior written notice and has not issued a notice disapproving the proposed acquisition. In evaluating such notices, the FRB takes into consideration such factors as the financial resources, competence, experience and integrity of the acquirer, the future prospects the bank holding company involved and its subsidiary bank and the competitive effects of the acquisition. In January 2020, the Federal Reserve substantially revised its control regulations. Under the revised rule, control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the BHC. Where an investor holds less than 25%, the Federal Reserve provides the following four-tiered approach to determining control: (1) less than 5%; (2) 5%-9.99%; (3) 10%-14.99%; and (4) 15%-24.99%. In addition to the four tiers, the Federal Reserve takes into account substantive activities, including director service, business relationships, business terms, officer/employee interlocks, contractual powers, and proxy contests for directors. The Federal Reserve Board may require the company to enter into passivity and, if other companies are making similar investments, anti-association commitments. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as will be the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Federal Securities Laws

Hanover Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission. Hanover Bancorp, Inc. is a reporting company subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Additional Information

The Company makes available, free of charge, through its internet website www.hanoverbank.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as its proxy statement for its Annual Meeting of Shareholders, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (the “SEC”). Materials filed with the SEC are available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document. You can request a copy of our Annual Report on Form 10-K free of charge by sending a written request to Hanover Bancorp, Inc., Attn: Corporate Secretary, 80 East Jericho Turnpike, Mineola, New York 11501. Please include your contact information with the request.

Item 1A. Risk Factors

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

Summary of Risk Factors

●	We are subject to risks associated with the COVID-19 pandemic, which could have an adverse effect on our business, financial condition and results of operations.
●	Our one- to four- family residential mortgage lending and certain niche loan products could expose us to credit risks that may be different than would apply to a more diversified or traditional loan portfolio.
●	Our business and operations are concentrated in the New York metropolitan area, and we are sensitive to adverse changes in the local economy.
●	We are subject to the various risks associated with our banking business and operations, including, among others, credit, market, liquidity, interest rate and compliance risks, which may have an adverse effect on our business, financial condition and results of operations if we are unable to manage such risks.
●	SBA and other government guaranteed lending is an increasingly important part of our business, and changes to the SBA programs, or the rules governing such programs or other government guaranteed lending programs, may adversely affect our profitability. In addition, we may incur greater risk on our SBA and other government guaranteed lending as we seek to expand our guaranteed lending activities outside of a primary market area.
●	Our liquidity and capital needs, particularly given our growth strategy, may suffer if not managed effectively or if capital is not available on terms acceptable to us.
●	Our ability to continue to grow will diminish if we are unable to continue to make commercially attractive acquisitions, or if we are unable to realize the benefits of prior or future acquisitions in a reasonable timeframe.
●	We operate in a highly competitive market and face increasing competition from traditional and new financial services providers.
●	We are dependent on key personnel and the unexpected loss of their services, or if we are unable to attract new personnel as we execute our growth strategy, will adversely impact our financial condition.

●	We operate in a highly regulated industry, and the current regulatory framework and any future legislative and regulatory changes, may have an adverse effect on our business, financial condition and results of operations.
●	We are subject to risks associated with our dependency on our information technology and telecommunications systems and third-party servicers including exposures to systems failures, interruptions or breaches of security.
●	Due to the limited public float and trading volume of our stock, our stock price may be volatile, which could result in substantial losses for investors.
●	Anti-takeover provisions in our charter and under New York law could limit certain shareholder actions.

ECONOMIC, MARKET AND INVESTMENT RISKS

The ongoing global COVID-19 outbreak could harm our business and results of operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

The COVID-19 pandemic has had a specific impact on our business, including: (1) causing some of our borrowers to be unable to meet existing payment obligations; (2) legal and regulatory requirements that require us to provide payment deferrals to certain customers adversely affected by the pandemic and which limit our ability to foreclose on certain property securing certain of our loans, (3) requiring us to increase our allowance for loan losses; and (4) affecting consumer and business spending, borrowing and savings habits. The ultimate risk posed by the COVID-19 pandemic remains highly uncertain; however, COVID-19 poses a material risk to our business, financial condition and results of operations. Other factors likely to have an adverse effect on our results of operations include:

●	risks to the capital markets due to the volatility in financial markets that may impact the performance of our investment securities portfolio;
●	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
●	declines in demand for loans and other banking services and products, as well as increases in our non-performing loans, owing to the effects of COVID-19 in the markets served by the Bank and on the business of borrowers of the Bank;
●	reduced fees as we waive certain fees for our customers impacted by the COVID-19 pandemic; and
●	higher operating costs, increased cybersecurity risks and potential loss of productivity due to employees working remotely, at least part of the time.

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

The extent to which the COVID-19 pandemic will ultimately affect our financial condition and results of operations is unknown and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the ability of pharmaceutical companies and governments to continue to manufacture and distribute those vaccines, and changes to interest rates. Any one or a combination of these factors could negatively impact our business, financial condition and results of operations and prospects.

Delays in our ability to collect on non-performing assets due to COVID-19 could harm our results of operations, and there is a risk that collateral securing a non-performing asset may deteriorate if we choose not to, or are unable to, foreclose on collateral in a timely manner.

Federal and state banking agencies and government entities, including New York State, have adopted regulations or put in place executive orders that restricted or limited our ability to take certain actions with respect to delinquent borrowers that we would otherwise have taken in the ordinary course of business, such as customary collection and foreclosure activities. For example, New York State placed a “moratorium” on evictions and foreclosures. Although the moratorium expired on January 15, 2022, courts have been backlogged with foreclosure cases which has delayed our ability to realize on collateral, which causes an increased risk that the collateral value may deteriorate if we choose not to, or are unable to, foreclose on the collateral on a timely basis.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of September 30, 2022, 78% of our real estate loan portfolio was secured by real estate located in the five boroughs of New York City and Nassau County, New York. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio and have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, financial condition and results of operations.

We also obtain a significant volume of deposits from municipal customers, primarily in Nassau and Suffolk Counties in New York. Approximately 27.3% of our deposits are from municipal customers, although no single municipal customer represents a concentration risk. A prolonged economic downturn which adversely effects tax revenues or other governmental funding sources could have an adverse impact on our ability to gather cost efficient deposits, and fund our loans and other investments, thereby adversely affecting our results of operations.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At September 30, 2022, approximately $1.6 billion, or 96%, of our total loan portfolio was secured by real estate, almost all of which is located in our primary lending market. Future declines in the real estate values in the New York metro area and Nassau County and surrounding markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. Although we held no OREO properties at September 30, 2022, it is possible that in future periods we may take title to OREO properties in the event of defaults on outstanding loans. The amount that we, as a mortgagee, may realize after a default depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or writedowns in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.

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

Other aspects of our business may be adversely affected by unfavorable economic, market, and political conditions.

An economic recession or a downturn in various markets could have one or more of the following adverse effects on our business:

●	a decrease in the demand for our loans and other products we offer;
●	a decrease in our deposit balances due to overall reductions in the number or value of client accounts;
●	a decrease in the value of collateral securing our loans;
●	an increase in the level of nonperforming and classified loans;
●	an increase in provisions for credit losses and loan charge-offs;
●	a decrease in net interest income derived from our lending and deposit gathering activities;
●	a decrease in our ability to access the capital markets; and
●	an increase in our operating expenses associated with attending to the effects of certain circumstances listed above.

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

We have historically originated, primarily through Savoy, a significant number of SBA loans, and sold a significant portion of the guaranteed portions of these loans on the secondary market. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of September 30, 2022, we held $106.4 million of SBA loans on our balance sheet, $77.3 million of which consisted of the non-guaranteed portion of SBA loans and $29.1 million consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations would be adversely impacted.

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

We are expanding the geographic scope of our SBA, and other government guaranteed lending, and this may expose us to greater and additional risks than lending in our primary trade area.

Historically, our SBA and other government guaranteed lending has been to customers, and secured by collateral, located primarily on our metropolitan New York trade area. However, we have recently begun an initiative to expand the geographic scope of our government guaranteed lending, and have hired a lending team based in the Southeast. We intend to acquire additional lending teams in other parts of the country. This geographic expansion of our government guaranteed lending may expose us to greater and different risks than lending in our trade area. For example, upon a default we will need to comply with local legal requirements and court rules, which may be more or less advantageous to borrowers than those in New York and New Jersey, which may make collecting upon collateral more difficult and expensive. We may also need to hold and operate property or business assets in remote locales, making it more difficult and expensive for management to oversee the assets. We may also have less knowledge of the markets in areas in which we may now lend, making underwriting decisions riskier.

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

In 2006, the OCC, the FDIC, and the FRB, or collectively, the Agencies, issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the “CRE Guidance.” Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our commercial real estate loan balance has increased 70% during fiscal year 2022 and commercial real estate loans represent 453% of our risk-based capital at September 30, 2022, an increase from 355% at September 30, 2021 reflecting the additional capital raised through our initial public offering.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending, or the “2015 Statement.” In the 2015 Statement, the Agencies, among other things, indicated the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, our primary federal regulator, were to impose restrictions on the amount of such loans we can hold in our portfolio or require us to implement additional compliance measures, for reasons noted above or otherwise, our earnings could be adversely affected as would our earnings per share.

The residential mortgage loans that we originate consist primarily of non-conforming residential mortgage loans which may be considered less liquid and more risky.

The residential mortgage loans that we originate consist primarily of non-conforming residential mortgage loans, which are typically considered to have a higher degree of risk and are less liquid than conforming residential mortgage loans. We attempt to address this enhanced risk through our underwriting process, and by requiring three months principal, interest, taxes and insurance reserves. These loans also present pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other financial institutions may change from time to time, which could result in a lower volume of corresponding loan originations. In addition, when we sell the non-conforming residential mortgage loans, we are required to make certain representations and warranties to the purchaser regarding such loans. Under those agreements, we may be required to repurchase the non-conforming residential mortgage loans if we have breached any of these representations or warranties, in which case we may record a loss. Additionally, if repurchase and indemnity demands increase on loans that we sell from our portfolio, our liquidity, results of operations and financial condition could be adversely affected.

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

Our loan portfolio includes a significant concentration of one- to four- family residential mortgage loans. As of September 30, 2022, we had $515.3 million in one- to four- family residential mortgage loans, representing 32% of our total loan portfolio. Approximately 91% of these loans are secured by properties in the five boroughs of New York City and Nassau County, New York and 69% of these loans are rental properties and are not owner-occupied. These loans expose us to credit risks that may be different from those related to loans secured by owner-occupied properties or commercial loans. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio and have an adverse impact on our revenues and financial condition. In addition, economic downturns in New York City could affect levels of employment in the New York metro area, which may affect the demand for rental housing. Any increase in rental vacancies, or reductions in rental rates, could adversely impact our borrowers and their ability to repay their loans. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, financial condition and results of operations.

Our niche lending products may expose us to greater risk than traditional lending products.

A significant portion of our lending activity is related to certain niche lending products, such as loans secured by investor owned, non-owner occupied one- to four-family properties and loans without third-party income verifications, which are considered non-qualified mortgage loans and which may expose us to greater risk of credit loss than that associated with more traditional lending products. Non-qualified mortgage loans are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. For the years ended September 30, 2022 and 2021, we originated $182.7 million and $106.4 million in non-qualified mortgage loans, respectively. During the years ended September 30, 2022 and 2021, we sold into the secondary market $19.4 million and $32.1 million, respectively of our non-qualified mortgages. We also have a concentration in the secondary market for our non-qualified mortgage loans, as a substantial portion of our non-qualified mortgage loans have been sold to one purchaser. If we lose this purchaser, or any other purchaser of our loans, our resale market may decline and we may not be able to sell our non-conforming residential mortgage loans at our current volume, which will significantly decrease our non-interest income as well as limit the number of non-conforming residential mortgage loans we can originate without excess interest rate risk. Although we have developed underwriting standards and procedures designed to reduce the risk of loss, we can provide no assurance that these standards and procedures will be effective in reducing losses. Should we incur credit losses, it could adversely affect our results of operations.

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

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of September 30, 2022, our allowance for loan losses totaled $12.8 million, which represented approximately 0.80% of our total loans held for investment, excluding PPP loans. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels, adequacy of collateral and historical peer charge-off data. The determination of the appropriate level of our allowance for loan losses is inherently highly subjective and requires management to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes.

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

The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

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

At September 30, 2022, our non-performing assets, which consist of non-performing loans and OREO (of which we had none at September 30, 2022), were $13.5 million, or 0.73% of total assets. Our non-performing assets adversely affect our net income in various ways:

●	we record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for OREO;
●	we must provide for probable loan losses through a current period charge to the provision for loan losses;
●	non-interest expense increases when we write down the value of properties in our OREO portfolio to reflect changing market values;
●	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and
●	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

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

Although we believe we have sufficient capital to meet our capital needs for our immediate growth plans, we will continue to need capital to support our longer-term growth plans. Our ability to access the capital markets, if needed, will depend on a number of factors, including the state of the financial markets. If capital is not available on favorable terms when we need it, we will have to either issue common stock or other securities on less than desirable terms or curtail our growth until market conditions become more favorable. Any diminished ability to raise additional capital, if needed, could subject us to liability, restrict our ability to grow, require us to take actions that would affect our earnings negatively or otherwise affect our business and our ability to implement our business plan, capital plan and strategic goals adversely. Such events could have a material adverse effect on our business, financial condition and results of operations.

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

Over the last several years, we have grown rapidly through both organic growth and acquisitions. On August 9, 2019, we consummated the acquisition of CFSB. On May 26, 2021, we consummated the acquisition of Savoy. These two acquisitions added $780.8 million in total assets, $452.6 million in deposits and $676.3 million in loans, as well as four branch offices in New York City. As part of our growth strategy, we intend to pursue prudent and commercially attractive acquisitions that will position us to capitalize on market opportunities. To be successful as a larger institution, we must successfully integrate the operations and retain the customers of acquired institutions, attract and retain the management required to successfully manage larger operations, and control costs.

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

As part of the bank regulatory process, the FDIC, the New York State DFS, and the FRB periodically conduct examinations of our businesses, including compliance with laws and regulations. If, as a result of an examination, one of these banking agencies were to determine that the financial condition, capital adequacy, asset quality, earnings prospects, management capability, liquidity, asset sensitivity to market risks, asset management, risk management or other aspects of any of our operations have become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against the Company, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance and terminate the Bank’s charter to operate. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

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

The deposits of our bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments as determined according to the calculation described in “Supervision and Regulation-Deposit Insurance.” Increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

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

The net deferred tax asset reported on our balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions and deferred compensation deductions. The net deferred tax asset is measured by applying currently enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of September 30, 2022, our net deferred tax asset was $2.5 million.

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

The Bank is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which it must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. The FRB, the FDIC, and the OCC adopted final rules for the Basel III capital framework which became effective on January 1, 2015. These rules substantially amended the regulatory risk-based capital rules formerly applicable to the Bank. The rules have been phased in over time beginning in 2015 and became fully phased-in in 2019. The rules provide for minimum capital ratios of (i) common equity Tier 1 risk-weighted capital ratio of 4.5%, (ii) Tier 1 risk-based capital ratio of 6%, and (iii) total risk-based capital ratio of 8%. As fully phased in, the rules also require a capital conservation buffer of 2.5% on top of the foregoing minimum capital ratios, resulting in an effective requirement for minimum capital ratios of (a) common equity Tier 1 risk-weighted capital ratio of 7%, (b) Tier 1 risk-

based capital ratio of 8.5%, and (c) total risk-based capital ratio of 10.5%. The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect client and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial condition. These limitations establish a maximum percentage of eligible retained income that could be utilized for these actions.

Financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The BSA, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury (the “Treasury Department”), to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control (“OFAC”).

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

The CRA directs all insured depository institutions to help meet the credit needs of the local communities in which they are located, including low- and moderate-income neighborhoods. Each institution is examined periodically by its primary federal regulator, which assesses the institution’s performance. The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers.

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

The discontinuance of LIBOR could cause or contribute to market volatility and could affect the market value and/or liquidity of our loans.

The phase out of the London Inter-bank Offering Rate (“LIBOR”), the ability of our third-party service providers and/or counterparties to support and process the Bank’s assets based on an alternative reference rate, and any other actions taken by various market participants with respect to the phase out of LIBOR could cause or contribute to market volatility and could negatively affect the market value, availability and/or liquidity of the securities held in client portfolios. The unavailability or replacement of LIBOR may affect the valuation of certain of our loans, which may adversely affect our performance. Management has determined to initially replace LIBOR as an index for its adjustable-rate loans with the Secured Overnight Finance Rate (“SOFR”). However, it is not possible at this time to predict or ascertain what precise impact these changes will have on the Bank.

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

We regularly assess and monitor operational risk in our businesses. Despite our efforts to assess and monitor operational risk, our risk management framework may not be effective in all cases. Factors that can impact operations and expose us to risks varying in size, scale and scope include:

●	failures of technological systems or breaches of security measures, including, but not limited to, those resulting from computer viruses or cyber-attacks;
●	unsuccessful or difficult implementation of computer systems upgrades;
●	human errors or omissions, including failures to comply with applicable laws or corporate policies and procedures;
●	theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties;
●	breakdowns in processes, breakdowns in internal controls or failures of the systems and facilities that support our operations;
●	deficiencies in services or service delivery;
●	negative developments in relationships with key counterparties, third-party vendors, or employees in our day-to-day operations; and
●	external events that are wholly or partially beyond our control, such as pandemics, geopolitical events, political unrest, natural disasters or acts of terrorism.

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

We have experienced rapid organic and acquisition-driven growth in recent periods. As a strategy, we have focused on growth by aggressively pursuing business development opportunities. Our assets have grown from $68.5 million at December 31, 2012 to $1.84 billion at September 30, 2022, representing a compound annual growth rate of approximately 40%. We cannot guarantee that we will sustain our recent asset and revenue growth rate in future periods. Our asset and revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our services, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities.

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

We outsource some of our operational activities and accordingly depend on a number of relationships with third-party service providers. Specifically, we rely on third parties for certain services, including, but not limited to, our core banking, web hosting and other processing services. Our business depends on the successful and uninterrupted functioning of our third-party servicers. The failure of these systems, a cybersecurity breach involving any of our third-party service providers or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third- party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay, expense and disruption of service. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

In addition, the Bank’s primary federal regulator, the FDIC, has issued guidance outlining the expectations for third-party service provider oversight and monitoring by financial institutions. The federal banking agencies, including the FDIC, have also issued enforcement actions against financial institutions for failure in oversight of third-party providers and violations of federal banking law by such providers when performing services for financial institutions. Accordingly, our operations could be interrupted if any of our third-party service providers experience difficulty, are subject to cybersecurity breaches, terminate their services or fail to comply with banking regulations, which could adversely affect our business, financial condition and results of operations. In addition, our failure to adequately oversee the actions of our third-party service providers could result in regulatory actions against the Bank, which could adversely affect our business, financial condition and results of operations.

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

COMMON STOCK AND TRADING RISKS

The price of our common stock could be volatile.

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

●	general economic conditions and overall market fluctuations;
●	actual or anticipated fluctuations in our quarterly or annual operating results;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	the public reaction to our press releases, our other public announcements and our filings with the SEC;
●	changes in financial estimates and recommendations by securities analysts following our stock;
●	changes in earnings estimates by securities analysts or our ability to meet those estimates;
●	the operating and stock price performance of other comparable companies;
●	the trading volume of our common stock;
●	new technology used, or services offered, by competitors; and
●	changes in business, legal or regulatory conditions, or other developments affecting the financial services industry, participants in our industry, and publicity regarding our business or any of our significant customers or competitors

The realization of any of the risks described in Item 1A “Risk Factors” section could have a material adverse effect on the market price of our common stock. In addition, the stock market experiences extreme volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect investor confidence and could affect the trading price of our common stock over the short, medium or long term, regardless of our actual performance. We cannot predict the extent to which a more active trading market in our common stock may develop or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The holders of our existing and future debt obligations will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest.

Shares of our common stock are equity interests and do not constitute indebtedness. In the event of any liquidation, dissolution or winding up of our business or of the Bank, our common stock would rank below all claims of debt holders against us. As of September 30, 2022, we had outstanding approximately $25.0 million in aggregate principal amount of subordinated notes. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our debt obligations must be satisfied before any distributions can be made to the holders of our common stock. To the extent that we issue additional debt obligations, the additional debt obligations will be of equal rank with, or senior to, our existing debt obligations and senior to our shares of common stock.

Our dividend policy may change without notice and our future ability to pay dividends is subject to restrictions.

We have paid cash dividends for four consecutive quarters. We have no obligation to continue paying dividends. Any future determination relating to the payment of dividends on our common stock will depend on a number of factors, including regulatory restrictions, our earnings and financial condition, our liquidity and capital requirements, the general economic climate, contractual restrictions, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. The FRB has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the FRB prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on the subordinated debt obligations, and our other debt obligations. For further information see “Supervision and Regulation—Dividends.”

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Bank owns its administrative headquarters and its Garden City Park branch and leases six other branch locations. Our banking offices are located in Kings, Nassau, New York and Queens Counties in New York and in Monmouth County in New Jersey. In addition, we have recently received regulatory approval to open a new branch in Hauppauge, Suffolk County, New York, which we expect to open in early 2023. Set forth below is certain information about the Bank’s offices:

●	Headquarters and Mineola Branch — 80 East Jericho Turnpike, Mineola, New York — this building has a branch on the first floor and Hanover’s corporate and administrative offices on the second and third floors and was opened in 2017.
●	Garden City Park Branch — 2131 Jericho Turnpike, Garden City Park, New York — this one-story building houses the Bank’s original branch as well as its Loan Servicing Department.
●	Flushing Branch — 138-29 39th Avenue, Flushing, New York — this is a ground floor branch opened in 2019.
●	Forest Hills Branch — 71-15 Austin Street, Forest Hills, New York — this is a ground floor branch opened in 2017.
●	Sunset Park Branch — 5512 8th Avenue, Brooklyn, New York — this three-story building has a branch on the ground floor and administrative offices on the second and third floors.
●	Bowery Branch — 109 Bowery, New York, New York — this three-story building has a branch on the ground floor and administrative offices on the second and third floors.
●	Rockefeller Center Branch — 600 5th Avenue, New York, New York — this is a branch located on the 17th floor of a 26-floor commercial building and was acquired as part of the Savoy transaction.
●	Freehold Branch — 4400 Route 9, Freehold, NJ — this branch and administrative office is located on the second floor of three-story commercial office building.

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

Part II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Hanover Bancorp, Inc. has been listed on The Nasdaq Global Select Market under the symbol “HNVR” and began trading on May 11, 2022. As of September 30, 2022, there were 512 holders of record of our common stock.

Subject to prior approval from our Board of Directors and regulatory restrictions, we intend to continue the payment of a cash dividend on a quarterly basis to holders of our common stock. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock, and other factors deemed relevant by our Board of Directors.

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of our operations for the fiscal years ended September 30, 2022 and 2021, respectively. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. Unless the context otherwise specifies or requires, references herein to “we” or “us” include Hanover Bancorp, Inc. and Hanover Bank on a consolidated basis.

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

The Bank offers a full range of financial services and employs a complete suite of consumer and commercial banking products and services, including multi-family and commercial mortgages, government guaranteed loans, residential loans, business loans and lines of credit. The Bank also offers its customers, among other things, access to 24-hour ATM service with no fees, free checking with interest, telephone banking, advanced technologies in mobile and internet banking for its consumer and business customers and safe deposit boxes. Our corporate administrative office is located in Mineola, New York where the Bank also operates a full-service branch office. Additional branches are located in Garden City Park, Forest Hills, Flushing, Sunset Park, Manhattan and Chinatown, New York and Freehold, New Jersey. In addition, we have received regulatory approval to open a new office in Hauppauge, New York In Suffolk County, which we expect to open in early 2023.

At September 30, 2022, on a consolidated basis we had $1.84 billion in total assets, $172.6 million in total stockholders’ equity, $1.62 billion in total loans, $1.53 billion in total deposits and 162 full-time equivalent employees.

Significant Factors Affecting Our Business

The COVID-19 pandemic has caused widespread economic disruption in our metropolitan New York trade area. We have actively participated in state and local programs designed to mitigate the impacts of the COVID-19 pandemic on individuals and small businesses.

A key program under the CARES Act is the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”) which provided funding to qualifying businesses and organizations. These loans are 100% guaranteed by the SBA and have no allowance for loan losses allocated to them based on the nature of the guarantee. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020, subject to extension to five years with the consent of the lender) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Under this program, we have originated approximately $366.1 million in principal amount of PPP loans to local borrowers. As of September 30, 2022, borrowers had received forgiveness or have made payments on $355.9 million in PPP loans.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. We believe the more critical accounting and reporting policies that currently affect our financial condition and results of operations include the accounting for the allowance for loan losses. Accordingly, our significant accounting policies and effects of new accounting pronouncements are discussed in detail in Note 1, “Summary of Significant Accounting Policies” to the accompanying Consolidated Financial Statements contained in Item 8 for further details.

Allowance for Loan Losses

We establish an allowance for loan losses that represents management’s best estimate of probable credit losses inherent in the portfolio at the balance sheet date. Estimates for loan losses are determined by management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded to criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. See Note 1, “Summary of Significant Accounting Policies” and Note 4, “Loans” to the accompanying Consolidated Financial Statements contained in Item 8 for further details.

Results of Operations for the year ended September 30, 2022 compared to the year ended September 30, 2021

To facilitate review of our results of operations, the following tables set forth our financial results for the periods indicated. All information is derived from the consolidated statements of income.

For the year ended September 30, 2022, we recognized net income of $23.6 million, or $3.68 per diluted share, compared to net income of $10.9 million, or $2.28 per diluted share, for the year ended September 30, 2021. This increase was primarily due to a $19.5 million increase in net interest income, principally due to growth in interest-earning assets and a widening of the Company’s net interest margin.

Set forth below are our selected consolidated financial and other data. Our business is primarily the business of our Bank. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements.

	September 30,
(in thousands)	2022	2021	2020
Selected Balance Sheet Data:
Securities available-for-sale, at fair value	$12,285	$7,747	$6,035
Securities held-to-maturity	4,414	8,611	10,727
Loans held for investment	1,623,531	1,247,125	725,019
Total assets	1,840,058	1,484,641	851,606
Total deposits	1,528,106	1,164,662	664,760
Total stockholders' equity	172,584	122,529	78,043

	Year Ended September 30,
(dollars in thousands)	2022	2021	2020
Selected Operating Data:
Total interest income	$68,429	$48,675	$40,133
Total interest expense	7,175	6,967	13,011
Net interest income	61,254	41,708	27,122
Provision for loan losses	4,450	1,000	1,250
Total non-interest income	8,872	3,349	1,364
Total non-interest expense	35,181	30,005	21,022
Income before income taxes	30,495	14,052	6,214
Income tax expense	6,939	3,201	1,240
Net income	23,556	10,851	4,974

Selected Financial Data and Other Data:
Return on average equity	16.14%	11.53%	6.63%
Return on average assets	1.55%	0.99%	0.58%
Yield on average interest earning assets	4.66%	4.63%	4.87%
Cost of average interest bearing liabilities	0.62%	0.81%	1.87%
Net interest rate spread	4.04%	3.82%	3.00%
Net interest rate margin	4.18%	3.97%	3.29%
Average equity to average assets	9.59%	8.61%	8.80%

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

Net interest income for the year ended September 30, 2022 was $61.3 million, an increase of 46.9% from $41.7 million for the year ended September 30, 2021. The increase was primarily driven by a $416.8 million increase in average interest-earning assets, primarily due to the acquisition of Savoy, as well as continued organic loan growth in our markets, particularly in loans secured by multifamily properties.

Net interest margin was 4.18% for the year ended September 30, 2022, an increase of 21 basis points from 3.97% for the year ended September 30, 2021. The Company’s average yield on interest-earning assets for the year ended September 30, 2022 was 4.66%, an increase of 3 basis points from 4.63% for the year ended September 30, 2021.

Average interest-bearing liabilities were $1.16 billion for the year ended September 30, 2022, an increase of $297.6 million compared to $859.8 million for the year ended September 30, 2021. The increase was primarily attributable to growth in interest-bearing deposits, which increased by $336.0 million during fiscal year 2022 from both the acquisition of Savoy and organic growth in our markets. The Company’s average cost of interest-bearing liabilities was 0.62% for the year ended September 30, 2022, a decrease of 19 basis points compared to 0.81% for the year ended September 30, 2021. This decrease is due to the Company’s strategic decision to replace higher rate consumer deposits with lower rate municipal deposits. Wholesale deposits at September 30, 2022 totaled $416.9 million, an increase of 18.9% compared to September 30, 2021.

The following table presents daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis for the periods presented:

	Year Ended September 30,
	2022			2021			2020
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans(1)(2)	$1,344,369	$67,005	4.98%	$934,066	$47,685	5.11%	$717,834	$38,641	5.38%
Investment securities(1)	12,788	484	3.78%	16,845	685	4.07%	13,907	523	3.76%
Interest-earning balances and other	109,922	940	0.86%	99,348	305	0.31%	92,506	969	1.05%
Total interest-earning assets	1,467,079	68,429	4.66%	1,050,259	48,675	4.63%	824,247	40,133	4.87%
Other assets	55,295			42,675			27,807
Total assets	$1,522,374			$1,092,934			$852,054

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, NOW and money market deposits	$737,057	$3,166	0.43%	$333,996	$903	0.27%	$179,106	$1,445	0.81%
Time deposits	313,435	2,209	0.70%	380,473	3,822	1.00%	418,384	9,180	2.19%
Total interest-bearing deposits	1,050,492	5,375	0.51%	714,469	4,725	0.66%	597,490	10,625	1.78%
Borrowings	82,362	469	0.57%	121,246	955	0.79%	99,550	2,386	2.40%
Subordinated debentures	24,533	1,331	5.43%	24,088	1,287	5.34%	—	—	0.00%
Total interest-bearing liabilities	1,157,387	7,175	0.62%	859,803	6,967	0.81%	697,040	13,011	1.87%
Non-interest-bearing deposits	206,484			128,540			72,007
Other liabilities	12,526			10,519			8,031
Total liabilities	1,376,397			998,862			777,078
Stockholders' equity	145,977			94,072			74,976
Total liabilities and stockholders' equity	$1,522,374			$1,092,934			$852,054
Net interest rate spread			4.04%			3.82%			3.00%
Net interest income/margin		$61,254	4.18%		$41,708	3.97%		$27,122	3.29%
(1)	There is no income tax exempt interest recorded for loans or investment securities for the periods presented.
(2)	Includes non-accrual loans and loans held for sale.

The following table details the variances in net interest income caused by changes in average interest rates and average volume for the periods presented:

	2022 vs. 2021			2021 vs. 2020

	Increase (decrease) due to change in:
(in thousands)	Average volume	Average rate	Total	Average volume	Average rate	Total
Interest income
Loans	$20,475	$(1,155)	$19,320	$11,127	$(2,083)	$9,044
Investment securities	(156)	(45)	(201)	117	45	162
Interest-earning balances and other	35	600	635	67	(731)	(664)
Total interest income	20,354	(600)	19,754	11,311	(2,769)	8,542
Interest expense
Savings, NOW and money market deposits	1,521	742	2,263	780	(1,322)	(542)
Time deposits	(599)	(1,015)	(1,614)	(775)	(4,583)	(5,358)
Borrowings	(261)	(225)	(486)	434	(1,865)	(1,431)
Subordinated debentures	24	20	44	1,287	—	1,287
Total interest expense	685	(478)	207	1,726	(7,770)	(6,044)
Net increase (decrease) in net interest income	$19,669	$(122)	$19,547	$9,585	$5,001	$14,586

Provision for Loan Losses

The provision for loan losses was $4.5 million for the year ended September 30, 2022, an increase of $3.5 million compared to $1.0 million for the year ended September 30, 2021. The increase was primarily due to loan growth recorded in fiscal year 2022. Total net charge-offs were $0.2 million and $0.3 million for the years ended September 30, 2022, and 2021, respectively.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include recent growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. See additional discussion under "Asset Quality - Analysis of Allowance for Loan Losses” section.

Non-Interest Income

	Year Ended September 30,
(in thousands)	2022	2021	2020
Loan servicing and fee income	$2,885	$1,207	$385
Service charges on deposit accounts	232	127	62
Net gain on sale of loans held for sale	5,143	1,307	917
Net gain on sale of investments available-for-sale	105	240	—
Other income	507	468	—
Total non-interest income	$8,872	$3,349	$1,364

Non-interest income was $8.9 million for the year ended September 30, 2022, an increase of $5.5 million from $3.3 million for the year ended September 30, 2021. This increase was primarily driven by gains on the sale of loans held for sale representing full year of SBA loan sales. The increase in loan servicing and fee income was due to the increase in loan balances and growth in the volume of loans serviced by the Company.

Non-Interest Expense

	Year Ended September 30,
(in thousands)	2022	2021	2020
Salaries and employee benefits	$19,665	$14,761	$10,945
Occupancy and equipment	5,633	4,978	4,462
Data processing	1,629	1,280	911
Advertising and promotion	348	118	296
Acquisition costs	250	4,430	450
Professional fees	2,568	1,706	2,070
Other expenses	5,088	2,732	1,888
Total non-interest expense	$35,181	$30,005	$21,022

Non-interest expense was $35.2 million for the year ended September 30, 2022, an increase of $5.2 million from $30.0 million for the year ended September 30, 2021. The overall increase in non-interest expenses was primarily from growth in compensation and benefits related to increased headcount. The increase in headcount has resulted from several factors including organic growth, the opportunistic addition of experienced executives to implement new product initiatives such as expanded commercial real estate and commercial and industrial lending, and an increase in personnel from the May 2021 acquisition of Savoy.

Income Taxes

Income tax expense was $6.9 million for the year ended September 30, 2022, an increase from $3.2 million for the year ended September 30, 2021. The effective income tax rate for the years ended September 30, 2022 and 2021 was 22.8%.

Analysis of Results of Financial Condition

Investment Securities

Our investment securities portfolio, which is structured with minimum credit exposure, is intended to provide us with adequate liquidity, flexibility in asset/liability management, and a source of stable income. Investment securities classified as available-for-sale are carried at fair value in the consolidated statements of financial condition, while investment securities classified as held-to-maturity are shown at amortized cost in the consolidated statements of financial condition.

The following table summarizes the amortized cost and fair value of investment securities:

	Balance at September 30,
	2022		2021		2020
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
U.S. GSE residential mortgage-backed securities	$375	$242	$722	$833	$838	$962
Corporate bonds	12,700	12,043	6,700	6,914	5,000	5,073
Total investment securities available-for- sale	13,075	12,285	7,422	7,747	5,838	6,035
Investment securities held-to-maturity:
U.S. GSE residential mortgage-backed securities	1,778	1,618	2,417	2,491	4,478	4,596
U.S. GSE commercial mortgage-backed
securities	2,636	2,477	2,694	2,869	2,749	3,002
Corporate bonds	—	—	3,500	3,505	3,500	3,533
Total investment securities held-to-maturity	4,414	4,095	8,611	8,865	10,727	11,131
Total investment securities	$17,489	$16,380	$16,033	$16,612	$16,565	$17,166

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

Our investment securities portfolio included no gross unrealized gains and gross unrealized losses of $1.1 million at September 30, 2022, compared to gross unrealized gains of $0.6 million and gross unrealized losses of $5 thousand at September 30, 2021. Management believes that all of its unrealized losses on individual investment securities at September 30, 2022 and 2021 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The tables below illustrates the maturity distribution and weighted average yield for amortized cost of our investment securities as of September 30, 2022 and 2021, on a contractual maturity basis.

Investment Securities Portfolio by Expected Maturities(1)

	Balance at September 30, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized	Weighted	Amortized	Weighted
(dollars in thousands)	Cost	Average Yield	Cost	Average Yield
U.S. GSE residential mortgage-backed securities
Due after five years through ten years	$—	—%	$1,256	2.30%
Due after ten years	375	3.02%	522	2.66%
	375	3.02%	1,778	2.41%
U.S. GSE commercial mortgage-backed securities
Due after one year through five years	—	—	2,636	2.68%
	—	—	2,636	2.68%
Corporate bonds
Due after five years through ten years	12,700	5.19%	—	—%
	12,700	5.19%	—	—%
Total investment securities	$13,075	5.13%	$4,414	2.57%

	Balance at September 30, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized	Weighted	Amortized	Weighted
(dollars in thousands)	Cost	Average Yield	Cost	Average Yield
U.S. GSE residential mortgage-backed securities
Due within one year	$25	-0.99%	$—	—
Due after one year through five years	1	-3.75%	—	—
Due after ten years	696	2.44%	2,417	2.29%
	722	2.01%	2,417	2.29%
U.S. GSE commercial mortgage-backed securities
Due after one through five years	—	—	2,694	2.68%
	—	—	2,694	2.68%
Corporate bonds
Due after one year through five years	—	—	1,500	5.00%
Due after five years through ten years	6,700	4.61%	2,000	5.25%
	6,700	4.61%	3,500	5.14%
Total investment securities	$7,422	4.36%	$8,611	3.57%
(1)	There is no income tax exempt interest recorded for investment securities for the periods presented.

Loans

At September 30, 2022, our loan portfolio was $1.62 billion, an increase of $376.4 million from $1.25 billion at September 30, 2021. The Company has experienced continued growth in multifamily, commercial real estate and residential mortgage loans. These increases are slightly offset by the continued forgiveness or payoff of PPP loans that were granted in fiscal year 2020 as a result of the COVID-19 pandemic.

For the year ended September 30, 2022, the Bank realized an increase in loans secured by multi-family properties of $308.1 million, representing growth of approximately 116%. This increase was the result of the Bank’s desire to leverage capital and expertise in favor of dependable asset growth with an attractive risk profile. The weighted average LTV of our multi-family loans in the year ending September 30, 2022 was 64%, and the weighted average debt service coverage ratio was 1.38x. Our success in achieving this volume of originations is based on the expertise of our commercial real estate lending team, which has deep and long-standing relationships with mortgage brokers in New York and New Jersey. The Bank’s underwriting prioritizes the lower of rents allowable under applicable rent regulations or market rents. Loans secured by one or more properties with more than 10 units are originated without recourse to ownership, but the Bank considers the credit scores, financial strength and global debt service capacity of principals in its evaluation of loans. The Bank generally strives to collect a minimum origination fee of 25 basis points and charges a minimum interest rate of 150 basis points over the 5-year United States Treasury Rate. Loans typically have a 10-year term with an interest rate reset commencing in the sixth year of the term. Prepayment penalties vary but generally consist of a sliding percentage of the principal amount, ranging from 5% to 0%, based on the length of time loans remain on the Bank’s balance sheet.

The following table provides the composition of the Company’s loans held for investment:

	Balance at September 30,
(in thousands)	2022	2021	2020	2019	2018
Real estate:
Residential	$515,316	$444,011	$454,073	$465,422	$372,673
Multi-family	574,413	266,294	136,539	139,504	132,301
Commercial	472,511	348,641	113,615	108,197	48,669
Total real estate	1,562,240	1,058,946	704,227	713,123	553,643
Commercial and industrial	45,758	172,274	21,100	7,353	6,736
Construction	12,871	15,374	—	—	—
Consumer	22	11	24	501	24
Gross loans	1,620,891	1,246,605	725,351	720,977	560,403
Net deferred loan costs (fees)	2,640	520	(332)	(535)	(1,023)
Total loans held for investment	$1,623,531	$1,247,125	$725,019	$720,442	$559,380

The following table provides information for the contractual maturity and interest-rate profile of the Company’s commercial and industrial and real estate construction loans held for investment:

	Balance at September 30, 2022
		Due After One
		Year But
	Due within	Within Five	Due After
(in thousands)	One Year	Years	Five Years	Total
By Loan Type:
Commercial and industrial	$8,884	$19,538	$17,336	$45,758
Real estate construction	5,340	4,550	2,981	12,871
Total	$14,224	$24,088	$20,317	$58,629
By Interest Rate Type:
Fixed rate	$975	$11,736	$107	$12,818
Variable rate	13,249	12,352	20,210	45,811
Total	$14,224	$24,088	$20,317	$58,629

	Balance at September 30, 2021
		Due After One
		Year But
	Due within	Within Five	Due After
(in thousands)	One Year	Years	Five Years	Total
By Loan Type:
Commercial and industrial	$29,689	$129,503	$13,082	$172,274
Real estate construction	8,761	2,789	3,824	15,374
Total	$38,450	$132,292	$16,906	$187,648

By Interest Rate Type:
Fixed rate	$21,986	$123,823	$183	$145,992
Variable rate	16,464	8,469	16,723	41,656
Total	$38,450	$132,292	$16,906	$187,648

Credit Policies and Procedures

Management uses the risk-grading program, as described under "Asset Quality," to facilitate evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and a sample of these loans are tested by the Company’s third-party independent loan reviewer. The testing program includes an evaluation of a sample of both new and existing loans, including large loans, loans that are identified as having potential credit weaknesses, and loans past due 90 days or more and still accruing. We strive to maintain the loan portfolio in accordance with our loan underwriting policies that result in loans specifically tailored to the needs of our market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. Generally, we do not engage in significant volumes of lease financing, highly leveraged transactions or loans to customers domiciled outside the United States.

Management follows a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process we maintain an internally-classified, adversely-risk-rated loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and the allowance is allocated based on management’s judgment and historical experience.

Acquired loans are recorded at fair value as of the loan’s acquisition date and allowances are recorded for post-acquisition credit quality deterioration. Subsequent to the acquisition date, recurring analyses are performed on the credit quality of acquired loans to determine if expected cash flows have changed. Based upon the results of the individual loan reviews, revised impairment amounts are calculated which could result in additional allowance for loan losses.

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

Asset Quality

We consider asset quality to be of primary importance and employ a formal internal loan review process to ensure adherence to our lending policy as approved by our Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. The Company’s internal credit risk review function, through focused review and sampling, validates the accuracy of commercial loan risk grades. Each loan risk grade corresponds to an estimated default probability. In addition, as a given loan’s credit quality improves or deteriorates, the Company will update the borrower’s risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in our market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio. Our policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a nonaccrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

Nonperforming Assets

The following table presents information regarding nonperforming assets for the periods presented. The Company did not own any repossessed property for the periods presented.

	Balance at September 30,
(dollars in thousands)	2022	2021	2020	2019	2018
Nonaccrual loans	$12,281	$7,028	$953	$1,613	$—
Loans greater than 90 days past due	1,231	2,519	296	629	—
Total nonperforming assets	$13,512	$9,547	$1,249	$2,242	$—
Performing TDRs	$2,370	$455	$454	$454	$354
Nonaccrual loans as a percentage of loans held-for- investment	0.76%	0.56%	0.13%	0.22%	0.00%
Non-performing assets as a percentage of total assets	0.73%	0.64%	0.15%	0.26%	0.00%

Total nonaccrual loans were $12.3 million at September 30, 2022, an increase from total nonaccrual loans of $7.0 million at September 30, 2021. The increase in nonaccrual loans in 2022 was driven by loans acquired from Savoy that were not classified as purchased-credit impaired as of the acquisition, which totaled $5.3 million at September 30, 2022, but experienced credit deterioration subsequent to the acquisition.

Analysis of Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases the allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least monthly. In addition, on a monthly basis our Board of Directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss allowance. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our history of operations. In addition to our history, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of management.

Management uses the risk-grading program, as described under "Asset Quality," to facilitate evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. Generally, we do not engage in significant lease financing, highly leveraged transactions or loans to customers domiciled outside the United States.

Management follows a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and the allowance is allocated based on management’s judgment and historical experience.

Acquired loans are recorded at fair value as of the loan’s acquisition date and allowances are recorded for post-acquisition credit quality deterioration. Subsequent to the acquisition date, recurring analyses are performed on the credit quality of acquired loans to determine if expected cash flows have changed. Based upon the results of the individual loan reviews, revised impairment amounts are calculated which could result in additional allowance for loan losses.

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

The allowance for loan losses was $12.8 million at September 30, 2022, an increase of $4.2 million from $8.6 million at September 30, 2021 due to growth in the loan portfolio. The ratio of the allowance for loan losses to total portfolio loans was 0.79% and 0.69% at September 30, 2022, and 2021, respectively.

The Company experienced $0.2 million in net charge-offs during the year ended September 30, 2022, a decrease compared to net charge-offs of $0.3 million during the year ended September 30, 2021. The Company has recorded an immaterial amount of recoveries during the years ended September 30, 2022 and 2021, respectively.

The following table presents the allocation of the allowance for loan losses by loan category for the periods presented:

	At September 30,
	2022		2021		2020		2019		2018
		% of		% of		% of		% of		% of
		Gross		Gross		Gross		Gross		Gross
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Residential real estate	$3,951	0.77%	$4,155	0.94%	$5,103	1.12%	$4,647	1.00%	$4,363	1.17%
Multi-family	4,308	0.75%	2,433	0.91%	1,506	1.10%	1,215	0.87%	1,478	1.12%
Commercial real estate	3,707	0.78%	1,884	0.54%	1,221	1.07%	1,193	1.10%	500	1.03%
Commercial and industrial	761	1.66%	79	0.05%	38	0.18%	75	1.02%	152	2.26%
Construction	115	0.89%	—	—	—	—	—	—	—	—
Consumer	2	9.09%	1	9.09%	1	4.17%	13	2.59%	—	—
Total allowance for loan losses	$12,844	0.79%	$8,552	0.69%	$7,869	1.08%	$7,143	0.99%	$6,493	1.16%

The following table presents information related activity in the allowance for loan losses for the periods presented:

	Year Ended September 30,
(dollars in thousands)	2022	2021	2020	2019	2018
Beginning balance	$8,552	$7,869	$7,143	$6,493	$4,795
Provision for loan losses	4,450	1,000	1,250	650	1,698
Charge-Offs:
Residential real estate	—	(267)	—	—	—
Multi-family	(66)	(32)	—	—	—
Commercial real estate	—	(30)	(224)	—	—
Commercial and industrial	(92)	—	(300)	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Total loan charge-offs	(158)	(329)	(524)	—	—
Recoveries:
Commercial and industrial	—	12	—	—	—
Total recoveries	—	12	—	—	—
Total net charge-offs	(158)	(317)	(524)	—	—
Ending balance	$12,844	$8,552	$7,869	$7,143	$6,493
Allowance for loan losses to total loans held-for- investment(1)(2)	0.79%	0.69%	1.09%	0.99%	1.16%
Net charge-offs to average loans held-for-investment	0.01%	0.03%	0.07%	0.00%	0.00%
(1)	Calculation includes $10.2 million and $140.4 million of PPP loans at September 30, 2022 and 2021, respectively.
(2)	Includes loans acquired from Savoy that do not carry an allowance for loans losses as of September 30 2022 and 2021.

Sources of Funds and Liquidity

Liquidity management is defined as both our and the Bank’s ability to meet our financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available-for-sale and interest-bearing deposits due from the Federal Reserve Bank of New York, Federal Home Loan Bank (the “FHLB”) and correspondent banks, which totaled $149.9 million and $166.0 million at September 30, 2022 and 2021, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

Deposits

We provide a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source.

Total deposits at September 30, 2022 were $1.53 billion, an increase of $363.4 million from total deposits of $1.16 billion at September 30, 2021.

The following is our average deposits and weighted-average interest rates paid thereon for the past three fiscal years:

	Year Ended September 30,
	2022		2021		2020
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand	$206,484	0.00%	$128,540	0.00%	$72,007	0.00%
Savings	77,756	0.41%	48,995	0.20%	41,223	0.45%
NOW	483,400	0.44%	153,595	0.26%	37,774	0.63%
Money market	175,901	0.42%	131,406	0.30%	100,109	1.02%
Time deposits	313,435	0.70%	380,473	1.00%	418,384	2.19%
Total average deposits	$1,256,976	0.43%	$843,009	0.56%	$669,497	1.59%

As discussed previously, during fiscal year 2022 the Company made the strategic decision to allow higher cost consumer deposits to run-off and replace these funding sources with municipal deposits, which have a significantly lower average interest rate. The Company had total wholesale deposits of $416.9 million at September 30, 2022, which comprised 27.3% of total deposits, an increase of $66.4 million or 18.9% from $350.5 million, at September 30, 2021. These lower rates were partially offset by deposits acquired from Savoy, which have a higher average rate.

As of September 30, 2022 and 2021, we held $87.9 million and $60.2 million, respectively, of time deposits that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The following table sets forth the maturity of time deposits exceeding the FDIC insurance limit as of September 30. 2022:

September 30,
(in thousands)	2022
Three months or less	$10,192
Over three months through six months	8,471
Over six months through 12 months	17,817
Over 12 months	51,424
Total	$87,904

Borrowings

The total carrying value of our borrowings was $126.3 million at September 30, 2022, a decrease of $57.8 million from $184.2 million at September 30, 2021. At September 30, 2022, $66.9 million of these borrowings were classified as short-term, while the remaining was classified as long- term. Short-term borrowings are comprised of short-term FHLB advances, securities sold under agreements to repurchase and Federal funds purchased. Many short-term funding sources, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. Long-term funding is comprised of long-term FHLB advances and subordinated debentures. The Company will prepay FHLB advances from time to time as funding needs change. See Note 7, “Borrowings” and Note 8, “Subordinated Debentures” to the accompanying Consolidated Financial Statements contained in Item 8 for additional details.

In October 2020, the Company completed the private placement of $25.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due in 2030. The Notes will initially bear interest, payable semi-annually, at the rate of 5.00% per annum, until October 15, 2025. From and including October 15, 2025 through maturity, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate plus 487.4 basis points. The Company may, at its option, beginning with the interest payment date of October 15, 2025 but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, subject to the receipt of any required regulatory approval. The Notes are not subject to redemption at the option of the holder. The Company used a portion of the net proceeds to pay off an existing holding company note in October 2020 and used the remainder of the net proceeds for acquisition financing and general corporate purposes, including contributing equity capital to the Bank.

At September 30, 2022, the Company had access to approximately $276.4 million in FHLB lines of credit for overnight or term borrowings, of which $55.0 million in overnight borrowings and $37.8 million in term borrowings were outstanding. At September 30, 2022, approximately $65.0 million in unsecured lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at September 30, 2022.

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

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2022 and 2021, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $73.1 million and $105.7 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2022 and 2021, letters of credit outstanding were approximately $0.8 million.

Capital Resources

Total stockholders’ equity was $172.6 million at September 30, 2022, an increase of $50.1 million from stockholders’ equity of $122.5 million at September 30, 2021. The increase was primarily due to a $27.7 million increase in common stock and surplus from net proceeds from the public offering of our common stock in May 2022 and net income earned for the year ended September 30, 2022.

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

The Bank capital level is characterized as "well-capitalized" under the Basel III Capital Rules. A summary of the Bank’s regulatory capital amounts and ratios are presented below:

	September 30,
(dollars in thousands)	2022	2021	2020
Total capital	$191,355	$132,554	$95,079
Tier 1 capital	178,340	123,666	89,275
Common equity tier 1 capital	178,340	123,666	89,275
Total capital ratio	16.32%	15.59%	20.57%
Tier 1 capital ratio	15.21%	14.54%	19.32%
Common equity tier 1 capital ratio	15.21%	14.54%	19.32%
Tier 1 leverage ratio	10.90%	9.45%	11.22%

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

Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Hanover Bancorp, Inc.

Mineola, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Hanover Bancorp Inc. and Subsidiary (the "Company") as of September 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Crowe LLP

We have served as the Company’s auditor since 2019.

Livingston, New Jersey

December 22, 2022

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

	September 30,
	2022	2021

ASSETS
Cash and non-interest-bearing deposits due from banks	$9,934	$8,302
Interest-bearing deposits due from banks	139,559	142,950
Federal funds sold	454	15,292
Total cash and cash equivalents	149,947	166,544
Securities:
Held to maturity (fair value of $4,095 and $8,865, respectively)	4,414	8,611
Available for sale, at fair value	12,285	7,747
Total securities	16,699	16,358
Loans held for investment	1,623,531	1,247,125
Allowance for loan losses	(12,844)	(8,552)
Loans held for investment, net	1,610,687	1,238,573
Premises and equipment, net	14,462	15,003
Accrued interest receivable	8,546	9,363
Prepaid pension	3,444	4,233
Stock in Federal Home Loan Bank ("FHLB"), at cost	6,280	3,714
Goodwill	19,168	19,168
Other intangible assets	399	480
Loan servicing rights	4,353	3,690
Deferred income taxes	2,508	3,558
Other assets	3,565	3,957
TOTAL ASSETS	$1,840,058	$1,484,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$219,225	$191,537
Savings, NOW and money market	969,808	595,289
Time	339,073	377,836
Total deposits	1,528,106	1,164,662
Borrowings	101,752	159,642
Subordinated debentures	24,568	24,513
Accrued interest payable	915	1,290
Other liabilities	12,133	12,005
TOTAL LIABILITIES	1,667,474	1,362,112
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock (par value $0.01; 15,000,000 shares authorized; none issued)	—	—
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 7,285,648 and 5,563,426, respectively)	73	56
Surplus	126,656	97,246
Retained earnings	46,475	24,971
Accumulated other comprehensive (loss) income, net of tax	(620)	256
TOTAL STOCKHOLDERS' EQUITY	172,584	122,529
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,840,058	$1,484,641

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Year Ended September 30,
	2022	2021
INTEREST INCOME
Loans	$67,005	$47,685
Taxable securities	484	685
Other interest income	940	305
Total interest income	68,429	48,675
INTEREST EXPENSE
Savings, NOW and money market deposits	3,166	903
Time deposits	2,209	3,822
Borrowings	1,800	2,242
Total interest expense	7,175	6,967
Net interest income	61,254	41,708
Provision for loan losses	4,450	1,000
Net interest income after provision for loan losses	56,804	40,708
NON-INTEREST INCOME
Loan servicing and fee income	2,885	1,207
Service charges on deposit accounts	232	127
Gain on sale of loans held-for-sale	5,143	1,307
Gain on sale of securities available-for-sale	105	240
Other income	507	468
Total non-interest income	8,872	3,349
NON-INTEREST EXPENSE
Salaries and employee benefits	19,665	14,761
Occupancy and equipment	5,633	4,978
Data processing	1,629	1,280
Advertising and promotion	348	118
Acquisition costs	250	4,430
Professional fees	2,568	1,706
Other expenses	5,088	2,732
Total non-interest expense	35,181	30,005
Income before income tax expense	30,495	14,052
Income tax expense	6,939	3,201
NET INCOME	$23,556	$10,851
Earnings per common share:
BASIC	$3.74	$2.32
DILUTED	$3.68	$2.28

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended September 30,
	2022	2021
Net income	$23,556	$10,851
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on securities available for sale arising during the period, net of tax of ($215) and $77, respectively	(795)	291
Reclassification adjustment for gains realized in net income, net of tax of $24 and $49 respectively	(81)	(191)
Total other comprehensive (loss) income, net of tax	(876)	100
Total comprehensive income, net of tax	$22,680	$10,951

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

					Accumulated Other	Total
	Common Stock	Common		Retained	Comprehensive	Stockholders'
	(Shares)	Stock	Surplus	Earnings	(Loss) Income, Net	Equity
Balance at October 1, 2020	4,175,144	$42	$63,725	$14,120	$156	$78,043
Net income	—	—	—	10,851	—	10,851
Other comprehensive income, net of tax	—	—	—	—	100	100
Stock-based compensation	25,588	—	901	—	—	901
Common stock issued in purchase of Savoy Bank	1,357,567	14	31,238	—	—	31,252
Savoy Bank acquisition rollover options	—	—	1,269	—	—	1,269
Issuance of common stock	5,127	—	113	—	—	113
Balance at September 30, 2021	5,563,426	$56	$97,246	$24,971	$256	$122,529

Net income	—	—	—	23,556	—	23,556
Other comprehensive loss, net of tax	—	—	—	—	(876)	(876)
Issuance of common stock in lieu of directors' fees	2,384	—	42	—	—	42
Cash dividends paid ($0.10 per share)	—	—	—	(2,052)	—	(2,052)
Stock-based compensation	—	—	1,684	—	—	1,684
Stock awards granted, net of forfeitures	254,265	2	(2)	—	—	—
Shares received related to tax withholding	(677)	—	(28)	—	—	(28)
Common stock issued in Initial Public Offering ("IPO"), net of costs	1,466,250	15	27,714	—	—	27,729
Balance at September 30, 2022	7,285,648	$73	$126,656	$46,475	$(620)	$172,584

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$23,556	$10,851
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,450	1,000
Depreciation and amortization	1,663	1,444
Net gain on sale of securities available-for-sale	(105)	(240)
Stock-based compensation	1,684	901
Net gain on sale of loans held-for-sale	(5,143)	(1,307)
Net accretion of premiums, discounts and loan fees and costs	(3,570)	(3,604)
Amortization of intangible assets	81	32
Amortization of debt issuance costs	55	72
Loan servicing rights valuation adjustments	495	251
Deferred tax expense	1,318	365
Decrease in accrued interest receivable	817	1,924
(Increase) decrease in other assets	(5)	1,398
Decrease in accrued interest payable	(375)	(134)
Increase in other liabilities	128	239
Net cash provided by operating activities	25,049	13,192
Cash flows from investing activities:
Purchases of securities available-for-sale	(8,000)	(4,700)
Purchases of restricted securities	(7,132)	(494)
Proceeds from sales of securities available-for-sale	2,105	3,240
Principal repayments of securities held to maturity	4,191	2,100
Principal repayments of securities available-for-sale	335	338
Redemptions of restricted securities	4,566	1,645
Proceeds from sales of loans	85,420	46,640
Net (increase) decrease in loans	(454,509)	16,996
Purchases of premises and equipment	(1,122)	(2,079)
Cash acquired in business combination	—	59,155
Cash consideration paid in acquisition	—	(32,991)
Net cash (used in) provided by investing activities	(374,146)	89,850
Cash flows from financing activities:
Net increase in deposits	364,519	157,725
Advances of term and overnight FHLB borrowings	75,000	—
Repayments of FHLB advances	(24,000)	(34,758)
Repayments of Federal Reserve Bank borrowings	(108,710)	(149,242)
Proceeds from issuance of subordinated debentures, net of issuance costs	—	24,455
Repayment of note payable	—	(15,000)
Payments related to tax withholding for equity awards	(28)	—
Cash dividends paid	(2,052)	—
Net proceeds from issuance of common stock	27,771	113
Net cash provided by (used in) financing activities	332,500	(16,707)
(Decrease) increase in cash and cash equivalents	(16,597)	86,335
Cash and cash equivalents, beginning of period	166,544	80,209
Cash and cash equivalents, end of period	$149,947	$166,544
Supplemental cash flow information:
Interest paid	$7,550	$7,101
Income taxes paid	6,466	1,375
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$80,277	$47,826
Transfers from loans held-for-sale to portfolio loans	—	2,493
Fair value of tangible assets acquired	—	653,380
Fair value of liabilities assumed	—	605,815
Common stock issued in business combination	—	31,252

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

Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications had an immaterial effect on the Company’s consolidated financial statements.

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

The CARES Act was enacted in March 2020 to, among other things, provide emergency assistance to individuals, families and businesses affected by the COVID-19 pandemic. The ongoing effects of the COVID-19 pandemic may materially and adversely affect the Company’s financial condition and results of operations in future periods, and it is unknown what the complete financial impact will be to the Company. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the coronavirus, the new “waves” of COVID-19 infections, the spread of new variants of the virus and the distribution of vaccines and vaccination rates, among others. It is possible that estimates made in the financial statements could be materially and adversely impacted due to these conditions. The CARES Act expired on December 31, 2021.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in Nassau, Queens and Kings Counties and surrounding areas of New York State. Note 4 discusses the types of lending that the Company engages in. Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy. The Company does not have any significant concentrations to any one industry or customer.

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

Cash and Cash Equivalents

For purposes of reporting consolidated cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash and cash equivalents also include interest-bearing deposits in banks and federal funds sold. Interest-bearing deposits in other financial institutions mature within 90 days and are carried at cost. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings with original maturities of 90 days or less.

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

Lending Risk

The principal business of the Bank is lending in one-to-four family residential mortgage loans, commercial real estate mortgage loans, multi-family mortgage loans, commercial and industrial loans and consumer loans. The Bank considers its primary lending area to be Nassau County and the New York City boroughs. A substantial portion of the Bank’s loans is secured by real estate in these areas. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market and economic conditions in this region.

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

Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. Loans in this classification include income producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are located largely in the Bank’s primary market area. The cash flows of the income producing investment properties could be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on credit quality. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending could have an adverse effect on credit quality.

Multifamily lending entails additional risks as compared with single-family residential property lending, but less when compared to commercial real estate lending. Loans in this classification include income producing residential investment properties of five or more families. Loans are made to established owners with a proven and demonstrable record of strong performance. Loans are secured by a first mortgage lien on the subject property. Repayment is derived generally from the rental income generated from the property and may be supplemented by the owners’ personal cash flow. Credit risk arises with changes in economic conditions that could cause an increase in vacancy rates.

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

As noted above, the adjustments to the Company’s loss experience is based on management’s evaluation of several environmental factors, including:

●	changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments;
●	changes in the nature and volume of the Company’s portfolio and in the terms of the Company’s loans;
●	changes in the experience, ability, and depth of lending management and other relevant staff;
●	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
●	changes in the quality of the Company’s loan review system;
●	changes in lending policies, procedures and strategies;
●	changes in the value of underlying collateral for collateral-dependent loans;
●	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

●	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

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

The CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2021 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest or change the interest rate on the loan. In April 2020, federal banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan and lease losses on its loan portfolio. The Company approved total loan modifications under the CARES Act of $220.4 million, of which $283 thousand and $19.5 million remain as of September 30, 2022 and 2021, respectively.

Servicing Rights

The Company originates and sells mortgage loans in the secondary market and may retain the servicing of these loans. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported within non-interest expense on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Fees earned for servicing loans are reported on the statements of income as loan servicing income when the related mortgage loan payments are collected. The amortization of loan servicing rights is netted against loan servicing fee income. Servicing fees totaled $1.6 million and $0.6 million for the years ended September 30, 2022 and 2021, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Debt Issuance Costs

The costs attributable to issuing a debt instrument are reported on the Consolidated Statements of Financial Condition as a deduction from the face amount of the note and amortized as interest expense over the term of the note.

Earnings Per Share (“EPS”)

Basic EPS is net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted EPS includes the dilutive effect of additional potential common shares issuable under stock options. Potentially dilutive common shares are excluded from the computation of dilutive EPS in the periods in which the effect would be anti-dilutive.

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

Tax positions that are uncertain but meet a more likely than not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.

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

Stock Compensation Plans

Compensation cost is recognized for stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) issued to employees and directors based upon the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used to estimate the fair value for RSAs and RSUs.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases. The amendments in this update primarily replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases and lessor accounting requirements for operating leases and sales type and direct financing leases (sales-type and direct financing leases were both previously referred to as capital leases) are largely unchanged. The amendments require the lessee of an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a right-of-use asset and lease liability equal to the present value of the lease payments. The right-of-use asset and lease liability should be derecognized in a manner that effectively yields a straight-line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also change the types of costs that can be capitalized related to a lease agreement for both lessees and lessors. The amendments also require additional disclosures for all lease types for both lessees and lessors. The FASB has subsequently issued additional ASUs intended to clarify guidance, provide implementation support, and provide an additional transition election. The amendments are effective on October 1, 2022, with early adoption permitted. The amendments must be applied on a modified retrospective basis. The Company adopted Topic 842 in the first fiscal quarter of 2023. The Company elected the transition option that will allow us to record a cumulative adjustment at the beginning of the period of adoption on October 1, 2022. The effect of adopting this standard was an approximate $10 million increase in assets and liabilities in the Company’s Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (i.e. loans and held to maturity securities), including certain off-balance sheet financial instruments (i.e. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating credit losses. The allowance for credit losses for purchased financial assets with a more-than- insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as provision for loan losses for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As the Company is a smaller-reporting company under SEC regulations, the Company will adopt CECL on October 1, 2023. The Company is currently evaluating the potential impact the adoption of this ASU will have on its consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU made certain targeted amendments specific to troubled debt restructurings (TDRs) by creditors and vintage disclosure related to gross write-offs. Upon adoption, the Company will be required to apply the loan and refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan, rather than applying the recognition and measurement guidance for TDRs. The ASU also requires companies to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within scope of Subtopic 326-20. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 for entities that have adopted ASU 2016-13, otherwise effective date is the same as ASU 2016-13. The Company will adopt ASU 2016-13 effective October 1, 2023 and will simultaneously implement ASU 2022-02.

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

The purchase price in the transaction was based upon the tangible book values of each of the Company and Savoy as of April 30, 2021 and calculated in accordance with the terms of the Merger Agreement. At the effective time of the Merger, each share of Savoy common stock, $1.00 par value (“Savoy Common Stock”) was converted into the right to receive (i) $3.246 in cash and (ii) 0.141 shares of the Company’s common stock. The final aggregate purchase price was $65.5 million, or $6.49 per Savoy share.

A final summary of the fair value of assets received and liabilities assumed are as follows:

	As Recorded	Fair Value		As Recorded
(in thousands)	by Savoy	Adjustments		by Hanover
Assets
Cash and due from banks	$59,155	$—		$59,155
Investment securities available-for-sale	239	—		239
Loans held for sale	3,883	—		3,883
Loans held for investment	569,251	8,612	(a)	577,863
Premises and equipment, net	234	(22)	(b)	212
Core deposit intangible	—	490	(c)	490
Accrued interest receivable	5,171	(650)	(d)	4,521
Other assets	10,432	(2,925)	(e)	7,507
Total assets acquired	$648,365	$5,505		653,870
Liabilities
Deposits	$340,215	$2,527	(f)	342,742
Borrowings	258,247	301	(g)	258,548
Accrued interest payable	1,050	—		1,050
Other liabilities and accrued expenses	3,817	(342)	(h)	3,475
Total liabilities assumed	$603,329	$2,486		605,815
Net assets acquired				48,055
Total consideration				65,512
Goodwill				$17,457
(a)	Represents the fair value adjustments on net book value of loans, which includes an interest rate mark and credit mark adjustment, the write-off of deferred fees/costs and premiums and the elimination of Savoy’s allowance for loan losses.
(b)	Represents the fair value adjustments to reflect the fair value of premises and equipment.
(c)	Represents the fair value of core deposit intangible recorded, which is amortized on an accelerated basis over the estimated average life of the deposit base.
(d)	Represents an adjustment to accrued interest receivable acquired.
(e)	Represents an adjustment to other assets acquired. The largest adjustment was the net deferred tax assets resulting from the fair value adjustment related to the acquired assets, liabilities assumed and identifiable intangible assets recorded.
(f)	Represents the fair value adjustments on time deposits, which is treated as a reduction of interest expense over the remaining term of the time deposits.
(g)	Represents the fair value adjustments on an FHLB borrowing, which is treated as a reduction to interest expense over the life of the borrowing.
(h)	Represents an adjustment to other liabilities assumed.

A summary of total consideration paid is as follows:

(in thousands, except share data)
Common stock issued (1,357,567 shares issued)	$31,252
Rollover options	1,269
Cash payments to common shareholders	32,991
Total consideration paid	$65,512

With the Savoy acquisition, the Company significantly expanded its commercial banking and SBA lending capabilities. None of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the Company’s only reporting unit, which is the Company as a whole.

The Company engaged a third-party specialist to develop the fair value estimate of Savoy’s loan portfolio as of the acquisition date in accordance with ASC 820. Inputs and assumptions used in the fair value estimate of the loan portfolio, include interest rate, servicing, credit and liquidity risk, and required equity return. The fair value of loans was calculated using a discounted cash flow analysis based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of Savoy’s allowance for loan losses associated with the loans that were acquired, as the loans were initially recorded at fair value as of the acquisition date.

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

Other borrowed funds include a borrowing from the FHLB. The fair value of this borrowing was estimated by discounting the contractual future cash flows using FHLB rates offered of similar maturities.

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

Acquisition costs are expensed as incurred as a component of non-interest expense and primarily include, but are not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses. The Company incurred total acquisition costs of $250 thousand and $4.4 million during the years ended September 30, 2022 and 2021, respectively.

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

Note 3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2022 and 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	September 30, 2022
	Amortized	Gross Unrealized	Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$375	$—	$(133)	$242
Corporate bonds	12,700	—	(657)	12,043
Total available for sale securities	$13,075	$—	$(790)	$12,285

Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,778	$—	$(160)	$1,618
U.S. GSE commercial mortgage-backed securities	2,636	—	(159)	2,477
Total held to maturity securities	4,414	—	(319)	4,095
Total investment securities	$17,489	$—	$(1,109)	$16,380

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$722	$112	$(1)	$833
Corporate bonds	6,700	214	—	6,914
Total available for sale securities	$7,422	$326	$(1)	$7,747

Held to maturity:
U.S. GSE residential mortgage-backed securities	$2,417	$74	$—	$2,491
U.S. GSE commercial mortgage-backed securities	2,694	175	—	2,869
Corporate bonds	3,500	9	(4)	3,505
Total held to maturity securities	8,611	258	(4)	8,865
Total investment securities	$16,033	$584	$(5)	$16,612

The amortized cost and fair value of investment securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single date are shown separately.

	September 30, 2022
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Five to ten years	$12,700	$12,043
U.S. GSE residential mortgage-backed securities	375	242
Total securities available for sale	13,075	12,285
Securities held to maturity:
One to five years	—	—
Five to ten years	—	—
U.S. GSE residential mortgage-backed securities	1,778	1,618
U.S. GSE commercial mortgage-backed securities	2,636	2,477
Total securities held to maturity	4,414	4,095
Total investment securities	$17,489	$16,380

At September 30, 2022 and 2021, respectively,  investment securities with a carrying amount of $1.8 million and $5.1 million were pledged to secure public deposits and for other purposes required or permitted by law.

There were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity at September 30, 2022 and 2021.

The following table presents a summary of realized gains and losses from the sale of investment securities:

	Year Ended September 30,
(in thousands)	2022	2021
Proceeds from sales	$2,105	$3,240
Gross realized gains on sales	$105	$240
Gross realized losses on sales	—	—
Total realized gains, net(1)	$105	$240
(1)	Amount does not include associated income tax of $24 and $49 for year ended September 30, 2022 and 2021, respectively.

The following tables summarizes gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2022 and 2021.

	September 30, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$152	$(126)	$90	$(7)	6	$242	$(133)
Corporate bonds	10,843	(657)	—	—	6	10,843	(657)
Total available-for-sale	$10,995	$(783)	$90	$(7)	12	$11,085	$(790)
Held-to-maturity:
U.S. GSE residential mortgage-backed securities	$1,618	$(160)	$—	$—	4	$1,618	$(160)
U.S. GSE commercial mortgage-backed securities	2,477	(159)	—	—	1	2,477	(159)
Total held-to-maturity	$4,095	$(319)	$—	$—	5	$4,095	$(319)

	September 30, 2021
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$143	$(1)	$—	$—	6	$143	$(1)
Total available-for-sale	$143	$(1)	$—	$—	6	$143	$(1)
Held-to-maturity:
Corporate bonds	$1,496	$(4)	$—	$—	1	$1,496	$(4)
Total held-to-maturity	$1,496	$(4)	$—	$—	1	$1,496	$(4)

There was no other than temporary impairment loss recognized on any securities at September 30, 2022 or 2021.

Unrealized losses on corporate bonds have not been recognized into income because the issuers’ bonds are of high credit quality (rated AA or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The mortgage-backed securities held by the Company were issued by U.S government-sponsored entities  and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2022 and 2021.

Note 4. Loans

The following table sets forth the major classifications of loans:

	September 30,
(in thousands)	2022	2021
Real estate:
Residential real estate	$515,316	$444,011
Multi-family	574,413	266,294
Commercial real estate	472,511	348,641
Commercial and industrial	45,758	172,274
Construction and land development	12,871	15,374
Consumer	22	11
Gross loans	1,620,891	1,246,605
Net deferred loan fees and costs	2,640	520
Total loans	1,623,531	1,247,125
Allowance for loan losses	(12,844)	(8,552)
Total loans, net	$1,610,687	$1,238,573

The Company was a participant in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration under the CARES Act, to provide guaranteed loans to qualifying businesses and organizations. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020, subject to extension to five years with the consent of the lender) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. As of September 30, 2022, borrowers had received forgiveness or had made payments on $355.9 million in PPP loans. The Company’s PPP loans outstanding, included in commercial and industrial loans in the table above, totaled $10.2 million and $140.4 million at September 30, 2022 and 2021, respectively.

As of September 30, 2022 and 2021, the Company was servicing approximately $246.0 million and $233.2 million, respectively, of loans for others. The Company had no loans held for sale as of September 30, 2022 and 2021. In the years ended September 30, 2022 and 2021, the Company sold approximately $80.3 million and $46.6 million, respectively, of loans and recognized gains on the sales of loans of $5.1 million and $1.3 million, respectively.

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount for those loans at September 30, 2022 and 2021 is as follows:

	September 30,
	2022	2021
(in thousands)
Commercial real estate	$602	$8,324
Commercial and industrial	629	1,917
Total recorded investment	$1,231	$10,241

The Company has recorded an allowance for loan losses of $50 thousand and $0 related to these loans at September 30, 2022 and 2021, respectively.

The following table presents a summary of changes in accretable difference on purchased loans accounted for under ASC 310-30:

	Year Ended September 30,
(in thousands)	2022	2021
Balance at beginning of period	$346	$—
Accretable differences acquired	—	540
Accretion	(1,822)	(194)
Adjustments to accretable difference due to changes in expected cash flows	1,019	—
Other changes, net	537	—
Ending balance	$80	$346

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

The following tables represent loans categorized by class and internally assigned risk grades.

	September 30, 2022
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$512,595	$512	$3,151	$—	$516,258
Multi-family	571,128	—	3,933	—	575,061
Commercial	453,321	8,085	11,578	—	472,984
Commercial and industrial	43,314	540	2,431	—	46,285
Construction and land development	10,499	2,408	—	—	12,907
Consumer	36	—	—	—	36
Total	$1,590,893	$11,545	$21,093	$—	$1,623,531

	September 30, 2021
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$433,433	$5,114	$5,590	$3	$444,140
Multi-family	263,400	2,856	458	—	266,714
Commercial	316,894	16,274	15,639	—	348,807
Commercial and industrial	167,906	540	3,631	—	172,077
Construction and land development	13,607	1,767	—	—	15,374
Consumer	13	—	—	—	13
Total	$1,195,253	$26,551	$25,318	$3	$1,247,125

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due and non-accrual loans as of September 30, 2022 and 2021 by portfolio segment:

(in thousands)	Past Due and Non-Accrual
	30 - 59	60 - 89	Greater than			Total past	Purchased
	Days	Days	89 Days			due and	Credit		Total
September 30, 2022	Past Due	Past Due	Past Due	Non-accrual		Non-accrual	Impaired(5)	Current	Loans
Residential real estate	$961	$351	$—	$3,151	(1)	$4,463	$—	$511,795	$516,258
Multi-family	—	—	—	2,348	(2)	2,348	—	572,713	575,061
Commercial real estate	936	—	—	5,875	(3)	6,811	602	465,571	472,984
Commercial and industrial	539	161	—	907	(4)	1,607	629	44,049	46,285
Construction and land development	—	—	—	—		—	—	12,907	12,907
Consumer	—	—	—	—		—	—	36	36
Total	$2,436	$512	$—	$12,281		$15,229	$1,231	$1,607,071	$1,623,531

(1)	Of the residential real estate non-accrual loans, $1,227 were not past due and $1,924 were greater than 89 days past due.
(2)	Multi-family non-accrual loans at September 30, 2022 were greater than 89 days past due.
(3)	Commercial real estate non-accrual loans at September 30, 2022 were greater than 89 days past due.
(4)	Commercial and industrial non-accrual loans at September 30, 2022 were greater than 89 days past due.
(5)	Purchased credit impaired loans at September 30, 2022 were greater than 89 days past due.

(in thousands)	Past Due and Non-Accrual
	30 - 59	60 - 89	Greater than			Total past	Purchased
	Days	Days	89 Days			due and	Credit		Total
September 30, 2021	Past Due	Past Due	Past Due	Non-accrual		Non-accrual	Impaired(4)	Current	Loans
Residential real estate	$1,032	$1,601	$—	$5,554	(1)	$8,187	$—	$435,953	$444,140
Multi-family	—	—	—	458	(2)	458	—	266,256	266,714
Commercial real estate	1,939	—	—	1,016	(3)	2,955	8,324	337,528	348,807
Commercial and industrial	3,641	—	—	—		3,641	1,917	166,519	172,077
Construction and land development	—	—	—	—		—	—	15,374	15,374
Consumer	—	—	—	—		—	—	13	13
Total	$6,612	$1,601	$—	$7,028		$15,241	$10,241	$1,221,643	$1,247,125
(1)	Of the residential real estate non-accrual loans, $1,026 were 61 days past due and $4,528 were greater than 89 days past due.
(2)	Multi-family non-accrual loans at September 30, 2021 were greater than 89 days past due.
(3)	Commercial real estate non-accrual loans at September 30, 2021 were greater than 89 days past due.
(4)	Of the total $10,241 purchased credit impaired loans, $2,519 were greater than 89 days past due.

The following table presents information related to impaired loans by portfolio segment as of and for the years ended September 30, 2022 and 2021:

	September 30, 2022
	Unpaid			Interest	Average
	Principal	Recorded	Allowance	Income	Recorded
(in thousands)	Balance	Investment	Allocated	Recognized	Investment
With no related allowance recorded:
Residential real estate	$5,394	$5,392	$—	$124	$4,646
Multi-family	2,348	2,348	—	—	1,066
Commercial real estate	5,950	5,875	—	—	3,627
Commercial and industrial	908	907	—	77	389
Total	$14,600	$14,522	$—	$201	$9,728

	September 30, 2021
	Unpaid			Interest	Average
	Principal	Recorded	Allowance for	Income	Recorded
(in thousands)	Balance	Investment	Loan Losses	Recognized	Investment
With no related allowance recorded:
Real estate:
Residential	$7,382	$7,198	$—	$103	$4,994
Multi-family	382	458	—	7	177
Commercial	522	517	—	3	197
Commercial and industrial	535	500	—	—	173
Total	$8,821	$8,673	$—	$113	$5,541

Accrual basis income recognized on impaired loans approximates cash basis income. The recorded investment in loans excludes accrued interest receivable due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

Troubled Debt Restructurings

A restructuring constitutes a troubled debt restructuring when the restructuring includes a concession by the Bank and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed to determine if that borrower is currently in payment default under any of its obligations or whether there is a probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. The Company has seven and six loans that are classified as a troubled debt restructuring at September 30, 2022 and 2021 with a total recorded investment of $2.3 million and $1.6 million, respectively.

The Company has not allocated any specific reserves for these loans at September 30, 2022 and 2021. The Company had no commitment to lend additional funds to these debtors at September 30, 2022 and 2021.

There are no troubled debt restructurings for which there was a payment default during 2022 and 2021 for loans that were modified during the twelve- month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The following table presents loans modified as troubled debt restructurings that occurred during the year ending September 30, 2022:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	loans	Investment	Investment

Troubled Debt Restructurings:
Residential real estate	2	$1,011	$1,011

There was no increase in the allowance for loan losses and no charge-offs during the year ended September 30, 2022 for the troubled debt restructurings described above.

There were no new troubled debt restructurings recorded for the year ended September 30, 2021.

The following tables represent the activity in the allowance for loan losses by portfolio segment for the years ended September 30, 2022 and 2021:

	Year Ended September 30, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning Balance	$4,155	$2,433	$1,884	$79	$—	$1	$8,552
Charge-offs	—	(66)	—	(92)	—	—	(158)
Recoveries	—	—	—	—	—	—	—
Provision (credit) for loan losses	(204)	1,941	1,823	774	115	1	4,450
Ending Balance	$3,951	$4,308	$3,707	$761	$115	$2	$12,844

	Year Ended September 30, 2021
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning Balance	$5,103	$1,506	$1,221	$38	$—	$1	$7,869
Charge-offs	(267)	(32)	(30)	—	—	—	(329)
Recoveries	—	—	—	12	—	—	12
Provision (credit) for loan losses	(681)	959	693	29	—	—	1,000
Ending Balance	$4,155	$2,433	$1,884	$79	$—	$1	$8,552

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment evaluation method:

	September 30, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,951	4,308	3,707	711	115	2	12,794
Purchased-credit impaired	—	—	—	50	—	—	50
Total allowance for loan losses	$3,951	$4,308	$3,707	$761	$115	$2	$12,844
Loans:
Individually evaluated for impairment	$5,392	$2,348	$5,875	$907	$—	$—	$14,522
Collectively evaluated for impairment	510,866	572,713	466,507	44,749	12,907	36	1,607,778
Purchased-credit impaired	—	—	602	629	—	—	1,231
Total loans held for investment	$516,258	$575,061	$472,984	$46,285	$12,907	$36	$1,623,531

	September 30, 2021
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,155	2,433	1,884	79	—	1	8,552
Purchased-credit impaired	—	—	—	—	—	—	—
Total allowance for loan losses	$4,155	$2,433	$1,884	$79	$—	$1	$8,552
Loans:
Individually evaluated for impairment	$7,198	$458	$517	$500	$—	$—	$8,673
Collectively evaluated for impairment	436,942	266,256	339,966	169,660	15,374	13	1,228,211
Purchased-credit impaired	—	—	8,324	1,917	—	—	10,241
Total loans held for investment	$444,140	$266,714	$348,807	$172,077	$15,374	$13	$1,247,125

Note 5. Premises and Equipment

The following table details the components of premises and equipment:

	September 30,
(in thousands)	2022	2021
Land	$1,600	$1,600
Buildings and improvements	10,862	9,974
Leasehold improvements	2,615	2,354
Furniture, fixtures and equipment	5,978	5,269
Construction in progress	111	1,124
	21,166	20,321
Less: Accumulated depreciation and amortization	(6,704)	(5,318)
Premises and equipment, net	$14,462	$15,003

Depreciation and amortization was $1.7 million and $1.4 million for the years ended September 30, 2022 and 2021, respectively.

Note 6. Deposits

The following table details the components of deposits:

	September 30,
(in thousands)	2022	2021
Non-interest bearing:
Demand	$219,225	$191,537
Interest-bearing:
NOW	582,457	353,977
Money market	258,424	181,148
Savings	128,927	60,164
Time deposits $250,000 and greater	87,904	60,242
Time deposits less than $250,000	251,169	317,594
Total interest-bearing	1,308,881	973,125
Total deposits	$1,528,106	$1,164,662

The scheduled maturities of time deposits are as follows:

September 30,
(in thousands)	2022
2023	$170,497
2024	133,445
2025	25,526
2026	3,882
2027	4,734
Thereafter	989
Total	$339,073

Note 7. Borrowings

Federal Home Loan Bank (“FHLB”) Advances

At September 30, 2022 and 2021, FHLB term borrowings outstanding were $37.8 million and $42.0 million, respectively, all of which were fixed rate.

At September 30, 2022, the Company had $55.0 million in FHLB overnight borrowings outstanding at a rate of 3.29%. There were no overnight borrowings outstanding at September 30, 2021.

The following table sets forth the contractual maturities and weighted average interest rates of the Company’s fixed rate FHLB overnight and term advances:

	Balance at September 30,
	2022
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$55,000	3.29%

2023, rates from 0.37% to 2.96%	11,860	2.23%
2024, rates from 0.39% to 2.53%	18,860	0.98%
2025, rates from 0.56% to 0.59%	7,080	0.58%
Total term advances	37,800	1.30%
Total FHLB advances	$92,800	2.48%

	Balance at September 30,
	2021
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2022, rates from 2.01% to 2.05%	4,000	2.02%
2023, rates from 0.37% to 2.96%	12,040	2.23%
2024, rates from 0.39% to 2.53%	18,860	0.98%
2025, rates from 0.56% to 0.59%	7,080	0.58%
Total term advances	41,980	1.37%
Total FHLB advances	$41,980	1.37%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $822.2 million and $432.7 million of residential and commercial mortgage loans under a blanket lien arrangement at September 30, 2022 and 2021, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $183.6 million at September 30, 2022.

Federal Reserve Borrowings

At September 30, 2022 and 2021, the Company’s borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) were $9.0 million and $117.7 million, respectively. The borrowings have a rate of 0.35% and the maturity date will equal the maturity date of the underlying PPP loan pledged to secure the extension of credit. The maturity date of a PPP loan is either two or five years from origination date. The Company utilized the PPPLF to fund PPP loan production. The borrowings are fully secured by pledged PPP loans as of September 30, 2022 and 2021.

Correspondent Bank Borrowings

At September 30, 2022, approximately $65 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at September 30, 2022 and 2021.

Note 8. Subordinated Debentures

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

At September 30, 2022 and 2021, the unamortized issuance costs of the Notes were $0.4 million and $0.5 million, respectively. For each of the years ended September 30, 2022 and 2021, $0.1 million of issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

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

The following table presents activity for goodwill and other intangible assets, which consist of core deposit intangibles:

	September 30,
(in thousands)	2022	2021
Goodwill at beginning of period	$19,168	$1,901
Acquisition	—	17,457
Measurement period adjustment for previous acquisition	—	(190)
Goodwill at end of period	$19,168	$19,168
Other intangible assets at beginning of period	$480	$22
Acquisition	—	490
Amortization	(81)	(32)
Other intangible assets at end of period	$399	$480

The Company has identified one reporting unit for purposes of testing goodwill for impairment, which is the Company as a whole.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At August 31, 2022, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

The following table presents the gross carrying amount and accumulated amortization for the Company’s other intangible assets, which consist of core deposit intangibles:

	September 30,
(in thousands)	2022	2021
Gross carrying amount	$517	$517
Accumulated amortization	(118)	(37)
Net book value	$399	$480

At September 30, 2022, the weighted-average remaining life of the Company’s other intangible assets was 4.06 years.

The following table presents estimated future amortization expense for other intangible assets:

(in thousands)
2023	$72
2024	63
2025	55
2026	49
2027	43
Thereafter	117
Total	$399

Note 10. Income Taxes

The following table details the components of income tax expense:

	Year Ended September 30,
(in thousands)	2022	2021
Current:
Federal	$5,081	$2,594
State	540	242
Total current	5,621	2,836
Deferred:
Federal	1,055	394
State	735	(383)
Total deferred	1,790	11
Change in valuation allowance	(472)	354
Total income tax expense	$6,939	$3,201

The following table reflects a reconciliation of reported income tax expense to the amount that would result from applying the federal statutory rate of 21%:

	Year Ended September 30,
	2022		2021
		Percentage		Percentage
		of Pre-tax		of Pre-tax
(in thousands)	Amount	Earnings	Amount	Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$6,404	21.0%	$2,951	21.0%
State taxes, net of federal benefit	1,156	3.8%	48	0.3%
Non-deductible transaction costs	(1)	—%	204	1.5%
Other	(148)	(0.5)%	(356)	(2.5)%
Change in valuation allowance	(472)	(1.5)%	354	2.5%
Income tax expense	$6,939	22.8%	$3,201	22.8%

The following table summarizes the composition of deferred tax assets and liabilities:

	September 30,
(in thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses and other contingent liabilities	$4,014	$2,654
Net operating loss carryforwards	2,415	2,443
Compensation and related benefit obligations	1,323	775
Accrued SERP	1,062	1,288
Purchase accounting fair value adjustments	727	2,034
Unrealized loss on securities AFS	170	—
Organizational costs	63	153
Mortgage servicing rights	—	45
Total deferred tax assets	9,774	9,392
Deferred tax liabilities:
Deferred fees and costs	(2,718)	(883)
Depreciation	(951)	(771)
Mortgage servicing rights	(15)	—
Tax bad debt reserve	—	(204)
Unrealized gain on securities AFS	—	(70)
Other	(158)	(10)
Total deferred tax liabilities	(3,842)	(1,938)
Total	5,932	7,454
Valuation allowance	(3,424)	(3,896)
Net deferred tax asset	$2,508	$3,558

The Company does not have net operating loss carryforwards available for federal income tax purposes as of September 30, 2022. The Company has net operating loss carryforwards available for state income tax purposes of approximately $31.0 million. For state purposes, $12.4 million expires in 2025 and the remaining $18.6 million will begin to expire in 2036. The Company has net operating loss carryforwards available for city income tax purposes of approximately $7.3 million, of which $0.5 million will expire in 2025 and the remaining $6.8 million will begin to expire in 2037.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Connecticut, New Jersey and New York and the city of New York. The Company is no longer subject to examination by taxing authorities for years before 2018. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. The Company has no unrecorded tax benefits, and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

Note 11. Equity Compensation Plans

The Company’s 2021 and 2018 Equity Compensation Plans (the “2021 Plan” and the “2018 Plan”, respectively), provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 284,472 shares remain available for issuance at September 30, 2022. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 36,935 shares remain available for issuance at September 30, 2022. Hanover assumed the 2013 Savoy Bank Stock Option Plan solely in connection with options to purchase Savoy common stock held by the former Chief Executive Officer of Savoy and which, under the terms of the Agreement and Plan of Merger between the Company and Savoy, were converted into options to purchase 71,900 shares of Hanover common stock.

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

A summary of stock option activity follows (aggregate intrinsic value in thousands):

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, October 1, 2021	227,406	$9.50	$2,043	3.51 years
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2022 (1)	227,406	$9.50	$2,298	2.45 years
(1)	All outstanding options are fully vested and exercisable

There was no compensation expense attributable to stock options for the years ended September 30, 2022 and 2021, respectively.

Restricted Stock Awards

During the year ended September 30, 2022, restricted stock awards of 44,642 shares were granted with a three-year vesting period and 234,288 shares were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2021	75,833	$19.87
Granted	278,930	19.73
Vested	(45,835)	19.62
Forfeited	(24,665)	19.71
Unvested, September 30, 2022	284,263	$19.78

Compensation expense attributable to restricted stock awards was $1.5 million and $0.9 million for the years ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $4.7 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 3.93 years. The total fair value of shares vested during the years ended September 30, 2022 and 2021 was $0.9 million and $0.9 million, respectively.

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

The following table summarizes the unvested performance-based RSU activity for the year ended September 30, 2022:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2021	—	$—
Granted	51,097	19.73
Vested	—	—
Forfeited	(3,421)	19.73
Unvested, September 30, 2022	47,676	$19.73

During the year ended September 30, 2022, the Company granted 51,097 RSUs. These performance-based RSUs cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2024.

Compensation expense attributable to RSUs was $0.2 million for the year ended September 30, 2022. There was no compensation expense related to RSUs for the year ended September 30, 2021, as no RSUs were granted in 2021. As of September 30, 2022, there was $0.7 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 2.39 years.

Note 12. Related Party Transactions

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, their immediate families and their affiliated companies (commonly referred to as related parties). Loans to related parties during 2022 were as follows:

(in thousands)
Beginning balance, October 1, 2021	$2,490
New loans	874
Repayments	(628)
Ending balance, September 30, 2022	$2,736

Deposits from principal officers, directors and their affiliates at September 30, 2022 and 2021 were $12.8 million and $20.0 million, respectively.

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

The following represents commitments outstanding:

	September 30,
	2022		2021
(in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Standby letters of credit	$—	$817	$—	$786
Loan commitments outstanding	9,992	17,184	61,375	19,665
Unused lines of credit	—	45,920	—	24,639

Leases

The Company is obligated to make minimum annual rental payments under non-cancelable operating leases. Projected minimum rentals under the existing leases are as follows:

(in thousands)	Total
2023	$1,921
2024	1,948
2025	1,951
2026	1,775
2027	1,361
Thereafter	3,532
Total	$12,488

The leases contain certain renewal options and rent escalation clauses which are included in the table above. In addition, the leases provide for additional payments based upon real estate taxes, interest and other charges. Rent expense under operating leases for the years ended September 30, 2022 and 2021 approximated $1.9 million and $1.7 million, respectively.

Note 14. Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2022, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s actual and required capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total capital to risk-weighted assets	$191,355	16.32%	$93,796	8.00%	$123,107	10.50%	$117,245	10.00%
Tier 1 capital to risk-weighted assets	178,340	15.21%	70,347	6.00%	99,658	8.50%	93,796	8.00%
Common equity tier 1 capital to risk-weighted assets	178,340	15.21%	52,760	4.50%	82,071	7.00%	76,209	6.50%
Tier 1 capital to average total assets	178,340	10.90%	65,429	4.00%	N/A	N/A	81,786	5.00%

September 30, 2021
Total capital to risk-weighted assets	$132,554	15.59%	$68,040	8.00%	$89,303	10.50%	$85,050	10.00%
Tier 1 capital to risk-weighted assets	123,666	14.54%	51,030	6.00%	72,293	8.50%	68,040	8.00%
Common equity tier 1 capital to risk-weighted assets	123,666	14.54%	38,273	4.50%	59,535	7.00%	55,283	6.50%
Tier 1 capital to average total assets	123,666	9.45%	52,338	4.00%	N/A	N/A	65,423	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend payments is dividends received from the Bank. During 2022 the Bank made $0.4 million cash dividends to the Holding Company. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of September 30, 2022, the Bank had $42.2 million of retained net income available for dividends to the Company, without obtaining regulatory approval. The Holding Company made capital contributions of $26.0 million to the Bank.

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

FASB ASC 820-10 also establishes a fair value hierarchy and describes three levels of inputs that may be used to measure fair values. The three levels within the fair value hierarchy are as follows:

●	Level 1: Valuation is based upon unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
●	Level 2: Fair value is calculated using significant inputs other than quoted market prices that are directly or indirectly observable for the asset or liability. The valuation may rely on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, rate volatility, prepayment speeds, credit ratings) or inputs that are derived principally or corroborated by market data, by correlation, or other means.
●	Level 3: Inputs for determining the fair value of the respective assets or liabilities are not observable. Level 3 valuations are reliant upon pricing models and techniques that require significant management judgment or estimation.

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

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes assets measured at fair value on a recurring basis:

	September 30, 2022
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$242	$—	$242	$—
Corporate bonds	12,043	—	12,043	—
Loan servicing rights	4,353	—	—	4,353
Total	$16,638	$—	$12,285	$4,353

	September 30, 2021
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$833	$—	$833	$—
Corporate bonds	6,914	—	6,914	—
Loan servicing rights	3,690	—	—	3,690
Total	$11,437	$—	$7,747	$3,690

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

The fair value of mortgage servicing rights are based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. Fair value of loan servicing rights related to residential mortgage loans at September 30, 2022 was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, prepayment speed of 26.25% and a weighted average life ranging from 1.2 to 3.0 years. Fair value at September 30, 2021 for mortgage servicing rights was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, prepayment speeds ranging from 24.18% to 24.33% and a weighted average life ranging from 1.96 to 3.3 years.

The fair value of loan servicing rights for SBA loans at September 30, 2022 was determined based on discounted expected future cash flows using discount rates ranging from 5.78% to 26.72%, prepayment speeds ranging from 8.42% to 24.00% and a weighted average life ranging from 1.47 to 5.79 years. The fair value of loan servicing rights for SBA loans at September 30, 2021 was determined based on discounted expected future cash flows using discount rates ranging from 4.64% to 21.81%, prepayment speeds ranging from 11.87% to 26.26% and a weighted average life ranging from 0.39 to 5.85 years.

The Company has determined these are mostly unobservable inputs and considers then Level 3 inputs within the fair value hierarchy.

The following table presents the changes in loan servicing rights for the periods presented:

	Year Ended September 30,
(in thousands)	2022	2021
Balance at beginning of period	$3,690	$155
Loan servicing rights obtained from acquisition of Savoy	—	3,777
Additions	1,158	10
Adjustment to fair value	(495)	(252)
Balance at end of period	$4,353	$3,690

Assets Measured at Fair Value on a Non-recurring Basis

There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2022 and 2021 and for the years then ended.

Financial Instruments Not Measured at Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at September 30, 2022 and 2021:

	September 30, 2022
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$149,947	$149,947	$—	$—	$149,947
Securities held-to-maturity	4,414	—	4,095	—	4,095
Loans, net	1,610,687	—	—	1,564,991	1,564,991
Accrued interest receivable	8,546	—	219	8,327	8,546

Financial liabilities:
Time deposits	339,073	—	328,964	—	328,964
Demand and other deposits	1,189,033	1,189,033	—	—	1,189,033
Borrowings	101,752	—	99,597	—	99,597
Subordinated debentures	24,568	—	24,199	—	24,199
Accrued interest payable	915	1	914	—	915

	September 30, 2021
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$166,544	$166,544	$—	$—	$166,544
Securities held-to-maturity	8,611	—	8,865	—	8,865
Loans, net	1,238,573	—	—	1,278,056	1,278,056
Accrued interest receivable	9,363	—	211	9,152	9,363

Financial liabilities:
Time deposits	377,836	—	378,333	—	378,333
Demand and other deposits	786,826	786,826	—	—	786,826
Borrowings	159,642	—	159,608	—	159,608
Subordinated debentures	24,513	—	27,092	—	27,092
Accrued interest payable	1,290	1	713	576	1,290

Note 16. Parent Company Only Condensed Financial Information

Condensed parent company only financial statements of Hanover Bancorp, Inc. are as follows:

Condensed Balance Sheets

	September 30,
(in thousands)	2022	2021
ASSETS
Cash and due from banks	$304	$571
Investment in Bank	197,290	146,232
Other assets	141	1,050
Total Assets	$197,735	$147,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated debentures	$24,568	$24,513
Accrued interest payable	573	576
Accrued expenses and other liabilities	10	235
Total Liabilities	25,151	25,324
Total Stockholders' Equity	172,584	122,529
Total Liabilities and Stockholders' Equity	$197,735	$147,853

Condensed Statements of Income

	Year Ended September 30,
(in thousands)	2022	2021
Dividends received from Bank	$400	$—
Interest expense	(1,331)	(1,361)
Non-interest expense	(18)	—
Loss before income taxes and equity in undistributed earnings of the Bank	(949)	(1,361)
Income tax benefit	253	296
Equity in undistributed earnings of the Bank	24,252	11,916
Net income	$23,556	$10,851

Condensed Statements of Cash Flows

	Year Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$23,556	$10,851
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of the Bank	(24,252)	(11,916)
Amortization of debt issuance costs	55	72
Decrease (increase) in other assets	909	(295)
(Decrease) increase in accrued interest payable	(3)	542
(Decrease) increase in other liabilities	(223)	235
Net cash provided by (used in) operating activities	42	(511)

Cash flows from investing activities:
Investment in Bank	(26,000)	(9,000)
Net cash used in investing activities	(26,000)	(9,000)

Cash flows from financing activities:
Proceeds from issuance of subordinated debentures, net of issuance costs	—	24,455
Repayment of note payable	—	(15,000)
Net proceeds from issuance of common stock	27,771	113
Payments related to tax withholding for equity awards	(28)	—
Cash dividends paid to common stockholders	(2,052)	—
Net cash provided by financing activities	25,691	9,568

Net (decrease) increase in cash and due from banks	(267)	57
Cash and due from banks, beginning of period	571	514
Cash and due from banks, end of period	$304	$571

Supplemental non-cash disclosures:
Common stock issued in acquisition	$—	$31,252
Stock options rolled over in acquisition	—	1,269

Note 17. Earnings Per Share

The two-class method is used in the calculation of basic and diluted earnings per share (“EPS”). Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings.

The Company’s basic and diluted EPS calculations are presented in the following table:

	Year Ended September 30,
(in thousands, except share and per share data)	2022	2021

Net income available to common stockholders	$23,556	$10,851
Less: Dividends paid and earnings allocated to participating securities	(903)	(218)
Income attributable to common stock	$22,653	$10,633
Weighted average common shares outstanding, including participating securities	6,302,328	4,669,009
Less: Weighted average participating securities	(237,259)	(93,799)
Weighted average common shares outstanding	6,065,069	4,575,210
Basic EPS	$3.74	$2.32

Income attributable to common stock	$22,653	$10,633
Weighted average common shares outstanding	6,065,069	4,575,210
Weighted average common equivalent shares outstanding	92,977	89,660
Weighted average common and equivalent shares outstanding	6,158,046	4,664,870
Diluted EPS	$3.68	$2.28

There were no stock options that were antidilutive at September 30, 2022 and 2021.

Note 18. Accumulated Other Comprehensive Income (Loss)

The following presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended September 30, 2022 and 2021:

Unrealized Gains and
Losses on Available-
for-Sale Debt
(in thousands)	Securities
Balance at October 1, 2021	$256
Other comprehensive loss, before reclassification	(795)
Amount reclassified from accumulated other comprehensive income	(81)
Net current period other comprehensive loss	(876)
Balance at September 30, 2022	$(620)

Unrealized Gains and
Losses on Available-
for-Sale Debt
(in thousands)	Securities
Balance at October 1, 2020	$156
Other comprehensive income, before reclassification	291
Amount reclassified from accumulated other comprehensive income	(191)
Net current period other comprehensive income	100
Balance at September 30, 2021	$256

The following represents the reclassification out of accumulated other comprehensive income for the years ended September 30, 2022 and 2021:

	Year Ended
	September 30,		Affected Line Item in Consolidated
(in thousands)	2022	2021	Statements of Income
Realized gains on securities available-for-sale	$105	$240	Gain on sale of investment securities available-for-sale, net
Tax effect	24	49	Income tax expense
Net of tax	$81	$191

Note 19. Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Company’s sources of non-interest income. Items outside the scope of ASC 606 are noted as such.

	Year Ended September 30,
(in thousands)	2022	2021
Loan servicing and fee income(1)	$2,885	$1,207
Service charges on deposit accounts	232	127
Net gain on sale of loans held-for-sale(1)	5,143	1,307
Net gain on sale of investments available-for-sale(1)	105	240
Other income(2)	507	468
Total non-interest income	$8,872	$3,349
(1)	Not included within the scope of ASC 606
(2)	Other income includes merchant card processing fees of $33 and $9 for the year ended September 30, 2022 and 2021, respectively, which are included in the scope of ASC 606 and loan related fee income, recoveries on acquired loans and miscellaneous income totaling $474 and $459 for 2022 and 2021, respectively, which are not included in the scope of ASC 606.

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

Item 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

(b)Management’s Report on Internal Control over Financial Reporting

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of September 30, 2022, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because Hanover Bancorp, Inc. is an emerging growth company.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Directors, Executive Officers and Corporate Governance will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2023 and is incorporated herein by reference thereto.

Item 11. Executive Compensation

The information regarding Executive Compensation will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2023 and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2023 and is incorporated herein by reference thereto.

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of September 30, 2022.

Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
	(A)	(B)	column (A)) (C)
Equity compensation plans approved by shareholders	227,406	$9.50	36,935
Equity compensation plans not approved by shareholders	—	—	284,472
Total	227,406	$9.50	321,407

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions, and Director Independence will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2023 and is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services

The information regarding the Company’s independent registered public accounting firm’s fees and services will be set forth in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2023 and is incorporated herein by reference thereto.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)Financial Statements and Schedules:

The following financial statements and supplementary data are filed as part of this annual report:

(b)	Exhibits. The following is a list of Exhibits to this annual report.

Exhibit

No.	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(i) to Registration Statement on Form S-4 filed on January 20, 2021)
3.1(i)

Certificate of Amendment to Certificate of Incorporation designation the of Series A Convertible Perpetual Preferred Stock filed with the New York Secretary of State on October 25, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-k filed on October 31, 2022)

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

10.3	Amended and Restated Change in Control Agreement with Kevin Corbett (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 30, 2021)
10.4	Hanover Community Bank 2013 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 filed on January 20, 2021)
10.5	Savoy Bank 2013 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Form S-8 filed on June 17, 2021)
10.6	Hanover Community Bank 2015 Restricted Stock Plan (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 filed on January 20, 2021)
10.7	Hanover Community Bank 2016 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 filed on January 20, 2021)
10.8	2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 filed on January 20, 2021)
10.9	Hanover Bancorp 2021 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8- K filed on July 30, 2021)
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
10.14

Retirement and Transition Agreement (Certain confidential portions (as indicated therein) of this exhibit have been omitted.) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-k filed on October 17, 2022)

10.15	Exchange Agreement dated October 28, 2022 with Castle Creek Partners VIII, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 31, 2022)
10.16

Board Observer Agreement dated October 28, 2022 with Castle Creek Partners VIII, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 31, 2022)

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

HANOVER BANCORP, INC.
Registrant

December 22, 2022	/s/ Michael P. Puorro
Michael P. Puorro
Chairman and Chief Executive Officer

December 22, 2022	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President and Chief Financial Officer

December 22, 2022	/s/ Lisa A. Diiorio
Lisa A. Diiorio
Senior Vice President, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 22, 2022	/s/ Varkey Abraham
Varkey Abraham
Director

December 22, 2022	/s/ Robert Golden
Robert Golden
Director

December 22, 2022	/s/ Ahron Haspel
Ahron Haspel
Director

December 22, 2022	/s/ Michael Katz
Michael Katz
Director

December 22, 2022	/s/ Metin Negrin
Metin Negrin
Director

December 22, 2022	/s/ Philip Okun
Philip Okun
Director

December 22, 2022	/s/ Elena Sisti
Elena Sisti
Director

December 22, 2022	/s/ John Sorrenti
John Sorrenti
Director