Form 10-Q
period 2022-12-31
Hanover Bancorp, Inc. /NY
filed 2023-02-13
CIK 1828588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	7,187,546 Shares
(Title of Class)	(Outstanding as of January 31, 2023)

HANOVER BANCORP, INC.

Form 10-Q

For the Quarterly Period Ended December 31, 2022

PART I

ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

	December 31, 2022	September 30, 2022
ASSETS	(unaudited)
Cash and non-interest-bearing deposits due from banks	$9,490	$9,934
Interest-bearing deposits due from banks	142,349	139,559
Federal funds sold	459	454
Total cash and cash equivalents	152,298	149,947
Securities:
Held to maturity (fair value of $4,066 and $4,095, respectively)	4,336	4,414
Available for sale, at fair value	12,151	12,285
Total securities	16,487	16,699
Loans held for investment	1,746,810	1,623,531
Allowance for loan losses	(14,404)	(12,844)
Loans held for investment, net	1,732,406	1,610,687
Premises and equipment, net	14,886	14,462
Operating lease assets	11,409	—
Accrued interest receivable	9,530	8,546
Prepaid pension	3,456	3,444
Stock in Federal Home Loan Bank ("FHLB"), at cost	12,199	6,280
Goodwill	19,168	19,168
Other intangible assets	381	399
Loan servicing rights	4,402	4,353
Deferred income taxes	2,574	2,508
Other assets	4,496	3,565
TOTAL ASSETS	$1,983,692	$1,840,058
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$199,556	$219,225
Savings, NOW and money market	928,838	969,808
Time	389,256	339,073
Total deposits	1,517,650	1,528,106
Borrowings	238,273	101,752
Subordinated debentures	24,581	24,568
Operating lease liabilities	12,063	—
Accrued interest payable	842	915
Other liabilities	12,655	12,133
TOTAL LIABILITIES	1,806,064	1,667,474
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, Series A (par value $0.01; 15,000,000 shares authorized; issued and outstanding 150,000 and none, respectively)	2,963	—
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 7,149,000 and 7,285,648, respectively)	71	73
Surplus	124,235	126,656
Retained earnings	51,074	46,475
Accumulated other comprehensive loss, net of tax	(715)	(620)
TOTAL STOCKHOLDERS' EQUITY	177,628	172,584
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,983,692	$1,840,058

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2022	2021
INTEREST INCOME
Loans	$21,979	$16,381
Taxable securities	212	154
Other interest income	381	81
Total interest income	22,572	16,616
INTEREST EXPENSE
Savings, NOW and money market deposits	4,764	366
Time deposits	1,547	491
Borrowings	997	490
Total interest expense	7,308	1,347
Net interest income	15,264	15,269
Provision for loan losses	1,500	900
Net interest income after provision for loan losses	13,764	14,369
NON-INTEREST INCOME
Loan servicing and fee income	678	690
Service charges on deposit accounts	63	63
Gain on sale of loans held-for-sale	578	1,492
Other income	92	130
Total non-interest income	1,411	2,375
NON-INTEREST EXPENSE
Salaries and employee benefits	4,332	4,939
Occupancy and equipment	1,477	1,413
Data processing	418	366
Advertising and promotion	150	33
Professional fees	683	499
Other expenses	1,211	1,014
Total non-interest expense	8,271	8,264
Income before income tax expense	6,904	8,480
Income tax expense	1,566	1,943
NET INCOME	$5,338	$6,537
Earnings per share:
BASIC	$0.73	$1.18
DILUTED	$0.72	$1.16

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2022	2021
Net income	$5,338	$6,537
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on securities available for sale arising during the period, net of tax of ($27) and $18, respectively	(95)	54
Total other comprehensive (loss) income, net of tax	(95)	54
Total comprehensive income, net of tax	$5,243	$6,591

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended December 31, 2022
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net	Equity
Beginning balance as of October 1, 2022	7,285,648	$—	$73	$126,656	$46,475	$(620)	$172,584
Net income	—	—	—	—	5,338	—	5,338
Other comprehensive loss, net of tax	—	—	—	—	—	(95)	(95)
Cash dividends declared ($0.10 per share)	—	—	—	—	(739)	—	(739)
Stock-based compensation	3,000	—	—	439	—	—	439
Shares received related to tax withholding	(262)	—	—	(5)	—	—	(5)
Preferred stock issued in exchange for common stock	(150,000)	2,963	(2)	(2,961)	—	—	—
Exercise of stock options	10,614	—	—	106	—	—	106
Ending balance as of December 31, 2022	7,149,000	$2,963	$71	$124,235	$51,074	$(715)	$177,628

	Three Months Ended December 31, 2021
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Income, Net	Equity
Beginning balance as of October 1, 2021	5,563,426	$—	$56	$97,246	$24,971	$256	$122,529
Net income	—	—	—	—	6,537	—	6,537
Other comprehensive income, net of tax	—	—	—	—	—	54	54
Issuance of common stock in lieu of directors' fees	2,384	—	—	42	—	—	42
Stock-based compensation, net	(3,011)	—	—	217	—	—	217
Ending balance as of December 31, 2021	5,562,799	$—	$56	$97,505	$31,508	$310	$129,379

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$5,338	$6,537
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	900
Depreciation and amortization	421	397
Stock-based compensation	439	217
Net gain on sale of loans held-for-sale	(578)	(1,492)
Net accretion of premiums, discounts and loan fees and costs	(154)	(1,640)
Net change in operating leases	654	—
Amortization of intangible assets	18	21
Amortization of debt issuance costs	13	22
Loan servicing rights valuation adjustments	87	117
Deferred tax (benefit) expense	(35)	526
(Increase) decrease in accrued interest receivable	(984)	505
Increase in other assets	(1,083)	(597)
Decrease in accrued interest payable	(73)	(411)
Increase in other liabilities	512	1,399
Net cash provided by operating activities	6,075	6,501
Cash flows from investing activities:
Purchases of restricted securities	(14,570)	(1,081)
Principal repayments of securities held to maturity	77	3,775
Principal repayments of securities available-for-sale	12	275
Redemptions of restricted securities	8,651	738
Proceeds from sales of loans	8,625	36,704
Net increase in loans	(131,310)	(64,330)
Purchases of premises and equipment	(845)	(289)
Net cash used in investing activities	(129,360)	(24,208)
Cash flows from financing activities:
Net (decrease) increase in deposits	(10,302)	12,437
Advances of term and overnight borrowings	137,000	20,000
Repayments of FHLB advances	—	(14,000)
Repayments of Federal Reserve Bank borrowings	(434)	(52,323)
Payments related to tax withholding for equity awards	(5)	—
Cash dividends paid	(729)	—
Exercise of stock options	106	—
Net cash provided by (used in) financing activities	125,636	(33,886)
Increase (decrease) in cash and cash equivalents	2,351	(51,593)
Cash and cash equivalents, beginning of period	149,947	166,544
Cash and cash equivalents, end of period	$152,298	$114,951
Supplemental cash flow information:
Interest paid	$7,381	$1,758
Income taxes paid	51	—
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$8,047	$35,212
Preferred stock issued in exchange for common stock	2,963	—

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, RISKS AND UNCERTAINTIES, ACCOUNTING POLICIES AND RECENT ACCOUNTING DEVELOPMENTS

Hanover Bancorp, Inc. (the “Company”), is a New York corporation which is the holding company for Hanover Community Bank (the “Bank”). The Bank, headquartered in Mineola, New York, is a New York State chartered bank. The Bank commenced operations on November 4, 2008 and is a full-service bank providing personal and business lending and deposit services. As a New York State chartered, non-Federal Reserve member bank, the Bank is subject to regulation by the New York State Department of Financial Services (“DFS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB”).

Basis of Presentation

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of December 31, 2022, its consolidated statements of income for the three months ended December 31, 2022 and 2021, its consolidated statements of comprehensive income for the three months ended December 31, 2022 and 2021, its consolidated statements of changes in stockholders’ equity for the three months ended December 31, 2022 and 2021 and its consolidated statements of cash flows for the three months ended December 31, 2022 and 2021. Certain prior period amounts have been reclassified to conform to the current period presentation.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three months ended December 31, 2022 are not necessarily indicative of the results of operations to be expected for the remainder of the year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

All material intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The outbreak caused significant disruptions to the economy and disrupted banking and other financial activity in the areas in which the Company operates. The COVID-19 pandemic has had, and may continue to have, an adverse impact on the Company, its clients and the communities it serves. It is possible that there will be continued material adverse impact to the Company’s financial condition and results of operations in future periods. Material adverse impacts may include all or a combination of an increase in the allowance for loan losses, valuation impairments on our investments or deferred tax assets. Although state and local governments have lifted most restrictions on conducting business, it is possible that restrictions could be reimposed.

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

Loans that are acquired are initially recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized through the allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. At December 31, 2022 and September 30, 2022, the Company had loans totaling $1.2 million, which at the time of acquisition, showed evidence of credit deterioration since origination.

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

Series A Preferred Stock - Holders of the Company’s Series A preferred stock will be entitled to receive dividends when, as and if declared by the Company’s board of directors, in the same per share amount as the common stockholders. No dividends will be payable on the common stock unless a dividend identical to that paid on the common stock is payable at the same time on the Series A preferred stock, therefore Series A preferred stock is treated as common stock for EPS calculations. Series A preferred stock has no voting rights. In the event of a dissolution of the Company, the Series A preferred stock is entitled to the payment of any declared and unpaid dividend, and then will share in dissolution proceeds, if any, with the shares of common stock.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016 02, Leases (Topic 842). The FASB amended existing guidance that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The new guidance also requires enhanced disclosure about an entity’s leasing arrangements. The Company adopted Topic 842 using the transition approach of applying the new leases standard at the beginning of the period of adoption on October 1, 2022. The new guidance includes a number of optional transition-related practical expedients that must be elected as a package and applied by a reporting entity to all of its leases consistently. The Company has elected to apply the package of practical expedients to all its existing leases, which among other things, allowed the Company to carry forward the historical lease classification as operating leases in accordance with previous GAAP. The effect of adopting this standard in the Company’s Consolidated Statements of Financial Condition was a $10 million increase in operating lease assets and operating lease liabilities as of October 1, 2022.

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

2. EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share (“EPS”). Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The restricted stock awards granted by the Company contain non-forfeitable rights to dividends and therefore are considered participating securities.

The Company’s basic and diluted EPS calculations for the three months ended December 31, 2022 and 2021 follows. There were no stock options that were antidilutive for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,
(in thousands, except share and per share data)	2022	2021

Net income available to common stockholders	$5,338	$6,537
Less: Dividends paid and earnings allocated to participating securities	(208)	(87)
Income attributable to common stock	$5,130	$6,450
Weighted average common shares outstanding, including participating securities	7,292,940	5,562,939
Less: Weighted average participating securities	(284,027)	(74,455)
Weighted average common shares outstanding	7,008,913	5,488,484
Basic EPS	$0.73	$1.18

Income attributable to common stock	$5,130	$6,450
Weighted average common shares outstanding	7,008,913	5,488,484
Weighted average common equivalent shares outstanding	94,998	95,489
Weighted average common and equivalent shares outstanding	7,103,911	5,583,973
Diluted EPS	$0.72	$1.16

3. SECURITIES

At the time of purchase of a security, the Company designates the security as either available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent.

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at December 31, 2022 and September 30, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$363	$—	$(115)	$248
Corporate bonds	12,700	—	(797)	11,903
Total available for sale securities	$13,063	$—	$(912)	$12,151

Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,714	$—	$(126)	$1,588
U.S. GSE commercial mortgage-backed securities	2,622	—	(144)	2,478
Total held to maturity securities	4,336	—	(270)	4,066
Total investment securities	$17,399	$—	$(1,182)	$16,217

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$375	$—	$(133)	$242
Corporate bonds	12,700	—	(657)	12,043
Total available for sale securities	$13,075	$—	$(790)	$12,285

Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,778	$—	$(160)	$1,618
U.S. GSE commercial mortgage-backed securities	2,636	—	(159)	2,477
Total held to maturity securities	4,414	—	(319)	4,095
Total investment securities	$17,489	$—	$(1,109)	$16,380

The amortized cost and fair value of investment securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single date are shown separately.

	December 31, 2022
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Five to ten years	$12,700	$11,903
U.S. GSE residential mortgage-backed securities	363	248
Total securities available for sale	13,063	12,151
Securities held to maturity:
One to five years	—	—
Five to ten years	—	—
U.S. GSE residential mortgage-backed securities	1,714	1,588
U.S. GSE commercial mortgage-backed securities	2,622	2,478
Total securities held to maturity	4,336	4,066
Total investment securities	$17,399	$16,217

At December 31, 2022 and September 30, 2022, investment securities with a carrying amount of $1.8 million were pledged to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities for the three months ended December 31, 2022 and 2021.

The following tables summarize gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2022 and September 30, 2022.

	December 31, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$147	$(107)	$101	$(8)	5	$248	$(115)
Corporate bonds	10,703	(797)	—	—	6	10,703	(797)
Total available-for-sale	$10,850	$(904)	$101	$(8)	11	$10,951	$(912)
Held-to-maturity:
U.S. GSE residential mortgage-backed securities	$1,588	$(126)	$—	$—	4	$1,588	$(126)
U.S. GSE commercial mortgage-backed securities	2,478	(144)	—	—	1	2,478	(144)
Total held-to-maturity	$4,066	$(270)	$—	$—	5	$4,066	$(270)

	September 30, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$152	$(126)	$90	$(7)	6	$242	$(133)
Corporate bonds	10,843	(657)	—	—	6	10,843	(657)
Total available-for-sale	$10,995	$(783)	$90	$(7)	12	$11,085	$(790)
Held-to-maturity:
U.S. GSE residential mortgage-backed securities	$1,618	$(160)	$—	$—	4	$1,618	$(160)
U.S. GSE commercial mortgage-backed securities	2,477	(159)	—	—	1	2,477	(159)
Total held-to-maturity	$4,095	$(319)	$—	$—	5	$4,095	$(319)

There was no other than temporary impairment loss recognized on any securities at December 31, 2022 or September 30, 2022.

4. LOANS

The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented.

	December 31, 2022	September 30, 2022
(in thousands)
Residential real estate	$574,858	$515,316
Multi-family	589,846	574,413
Commercial real estate	517,371	472,511
Commercial and industrial	45,598	45,758
Construction and land development	15,457	12,871
Consumer	118	22
Gross loans	1,743,248	1,620,891
Net deferred loan fees and costs	3,562	2,640
Total loans	1,746,810	1,623,531
Allowance for loan losses	(14,404)	(12,844)
Total loans, net	$1,732,406	$1,610,687

The Company was a participant in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration under the CARES Act, to provide guaranteed loans to qualifying businesses and organizations. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020, subject to extension to five years with the consent of the lender) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. As of December 31, 2022, borrowers had received forgiveness or had made payments on $357.1 million in PPP loans. The Company’s PPP loans outstanding, included in commercial and industrial loans in the table above, totaled $9.0 million and $10.2 million at December 31, 2022 and September 30, 2022, respectively.

At December 31, 2022 and September 30, 2022, the Company was servicing approximately $250.0 million and $246.0 million, respectively, of loans for others. The Company had no loans held for sale at December 31, 2022 and September 30, 2022.

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount for those loans is as follows:

	December 31, 2022	September 30, 2022
(in thousands)
Commercial real estate	$586	$602
Commercial and industrial	616	629
Total recorded investment	$1,202	$1,231

The Company has recorded an allowance for loan losses of $50 thousand related to these loans at December 31, 2022 and September 30, 2022.

For the three months ended December 31, 2022 and 2021, the Company sold loans totaling approximately $8.0 million and $35.2 million, respectively, recognizing net gains of $578 thousand and $1.5 million, respectively.

The following summarizes the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	Three Months Ended December 31, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$3,951	$4,308	$3,707	$761	$115	$2	$12,844
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	60	—	—	60
Provision (credit) for loan losses	557	1,389	(473)	31	(11)	7	1,500
Ending Balance	$4,508	$5,697	$3,234	$852	$104	$9	$14,404

	Three Months Ended December 31, 2021
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$4,155	$2,433	$1,884	$79	$—	$1	$8,552
Charge-offs	—	(66)	—	—	—	—	(66)
Recovories	—	—	—	—	—	—	—
Provision (credit) for loan losses	(40)	201	634	105	—	—	900
Ending balance	$4,115	$2,568	$2,518	$184	$—	$1	$9,386

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment evaluation method. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	December 31, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,508	5,697	3,234	802	104	9	14,354
Purchased-credit impaired	—	—	—	50	—	—	50
Total allowance for loan losses	$4,508	$5,697	$3,234	$852	$104	$9	$14,404
Loans:
Individually evaluated for impairment	$3,734	$2,349	$5,883	$401	$—	$—	$12,367
Collectively evaluated for impairment	572,785	588,181	511,486	45,145	15,487	157	1,733,241
Purchased-credit impaired	—	—	586	616	—	—	1,202
Total loans held for investment	$576,519	$590,530	$517,955	$46,162	$15,487	$157	$1,746,810

	September 30, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,951	4,308	3,707	711	115	2	12,794
Purchased-credit impaired	—	—	—	50	—	—	50
Total allowance for loan losses	$3,951	$4,308	$3,707	$761	$115	$2	$12,844
Loans:
Individually evaluated for impairment	$5,392	$2,348	$5,875	$907	$—	$—	$14,522
Collectively evaluated for impairment	510,866	572,713	466,507	44,749	12,907	36	1,607,778
Purchased-credit impaired	—	—	602	629	—	—	1,231
Total loans held for investment	$516,258	$575,061	$472,984	$46,285	$12,907	$36	$1,623,531

The following presents information related to the Company’s impaired loans by portfolio segment for the periods shown.

	December 31, 2022			September 30, 2022
	Unpaid			Unpaid
	Principal	Recorded	Allowance	Principal	Recorded	Allowance
(in thousands)	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Residential real estate	$3,736	$3,734	$—	$5,394	$5,392	$—
Multi-family	2,349	2,349	—	2,348	2,348	—
Commercial real estate	5,958	5,883	—	5,950	5,875	—
Commercial and industrial	420	401	—	908	907	—
Total	$12,463	$12,367	$—	$14,600	$14,522	$—

	Three Months Ended December 31,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognized(1)	Investment	Recognized(1)
Residential real estate	$3,733	$24	$6,347	$20
Multi-family	2,346	2	440	—
Commercial real estate	5,883	—	520	—
Commercial and industrial	468	23	481	—
Total	$12,430	$49	$7,788	$20
(1)	Accrual basis interest income recognized approximates cash basis income.

At December 31, 2022 and September 30, 2022, past due and non-accrual loans disaggregated by portfolio segment were as follows:

(in thousands)	Past Due and Non-Accrual
	30 - 59	60 - 89	Greater than		Total past	Purchased
	Days	Days	89 Days		due and	Credit		Total
December 31, 2022	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Impaired(1)	Current	Loans
Residential real estate	$2,676	$—	$—	$1,963	$4,639	$—	$571,880	$576,519
Multi-family	—	—	—	2,349	2,349	—	588,181	590,530
Commercial real estate	305	—	—	5,883	6,188	586	511,181	517,955
Commercial and industrial	136	—	—	401	537	616	45,009	46,162
Construction and land development	—	—	—	—	—	—	15,487	15,487
Consumer	—	—	—	—	—	—	157	157
Total	$3,117	$—	$—	$10,596	$13,713	$1,202	$1,731,895	$1,746,810
(1)	Purchased credit impaired loans at December 31, 2022 were greater than 89 days past due.

(in thousands)	Past Due and Non-Accrual
	30 - 59	60 - 89	Greater than			Total past	Purchased
	Days	Days	89 Days			due and	Credit		Total
September 30, 2022	Past Due	Past Due	Past Due	Non-accrual		Non-accrual	Impaired(2)	Current	Loans
Residential real estate	$961	$351	$—	$3,151	(1)	$4,463	$—	$511,795	$516,258
Multi-family	—	—	—	2,348		2,348	—	572,713	575,061
Commercial real estate	936	—	—	5,875		6,811	602	465,571	472,984
Commercial and industrial	539	161	—	907		1,607	629	44,049	46,285
Construction and land development	—	—	—	—		—	—	12,907	12,907
Consumer	—	—	—	—		—	—	36	36
Total	$2,436	$512	$—	$12,281		$15,229	$1,231	$1,607,071	$1,623,531
(1)	Of the residential real estate non-accrual loans, $1,227 were not past due and $1,924 were greater than 89 days past due.
(2)	Purchased credit impaired loans at September 30, 2022 were greater than 89 days past due.

Troubled debt restructurings (“TDRs”) are loan modifications where the Company has granted a concession to a borrower in financial difficulty. To assess whether a borrower is experiencing financial difficulty, an evaluation is performed to determine if that borrower is currently in payment default under any of its obligations or whether there is a probability that the borrower will be in payment default in the foreseeable future without the modification. At December 31, 2022 and September 30, 2022, the Company had a recorded investment in TDRs totaling $1.8 million and $2.3 million, consisting solely of residential real estate loans with no specific reserves allocated to such loans and no commitment to lend additional funds under those loans, at either December 31, 2022 or September 30, 2022.

For the three months ended December 31, 2022 and 2021, there were no TDRs for which there was a payment default within twelve months of restructuring. A loan is considered to be in payment default once it is 90 days contractually past due under its modified terms. For the three months ended December 31, 2022 and 2021, the Company had no new TDRs.

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

At December 31, 2022 and September 30, 2022, the Company’s loan portfolio by credit risk rating disaggregated by portfolio segment were as follows:

	December 31, 2022
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$574,045	$511	$1,963	$—	$576,519
Multi-family	586,605	—	3,925	—	590,530
Commercial	502,949	6,716	8,290	—	517,955
Commercial and industrial	44,426	540	1,196	—	46,162
Construction and land development	12,996	2,491	—	—	15,487
Consumer	157	—	—	—	157
Total	$1,721,178	$10,258	$15,374	$—	$1,746,810

	September 30, 2022
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$512,595	$512	$3,151	$—	$516,258
Multi-family	571,128	—	3,933	—	575,061
Commercial	453,321	8,085	11,578	—	472,984
Commercial and industrial	43,314	540	2,431	—	46,285
Construction and land development	10,499	2,408	—	—	12,907
Consumer	36	—	—	—	36
Total	$1,590,893	$11,545	$21,093	$—	$1,623,531

5. EQUITY COMPENSATION PLANS

The Company’s 2021 and 2018 Equity Compensation Plans (the “2021 Plan” and the “2018 Plan,” respectively), provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 284,472 shares remain available for issuance at December 31, 2022. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 33,935 shares remain available for issuance at December 31, 2022.

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

There were 10,614 stock options exercised during the three months ended December 31, 2022. No stock options were exercised during the three months ended December 31, 2021.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, October 1, 2022	227,406	$9.50	$2,298	2.45 years
Granted	—	—
Exercised	(10,614)	10.00
Forfeited	—	—
Outstanding, December 31, 2022 (1)	216,792	$9.48	$2,365	2.28 years
(1)	All outstanding options are fully vested and exercisable.

The following table presents information related to the stock option plan for the periods presented:

	Three Months Ended December 31,
(in thousands)	2022	2021
Intrinsic value of options exercised	$103	$—
Cash received from option exercises	106	—
Tax benefit from option exercises	36	—
Weighted average fair value of options granted	—	—

There was no compensation expense attributable to stock options for the three months ended December 31, 2022 and 2021.

Restricted Stock Awards

During the three months ended December 31, 2022, restricted stock awards of 3,000 shares were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2022	284,263	$19.78
Granted	3,000	20.11
Vested	(2,334)	21.85
Forfeited	—	—
Unvested, December 31, 2022	284,929	$19.77

Compensation expense attributable to restricted stock awards was $388 thousand and $217 thousand for the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $4.4 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 3.75 years. The total fair value of shares vested during the three months ended December 31, 2022 and 2021 was $48 thousand and $49 thousand, respectively.

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

The following table summarizes the unvested performance-based RSU activity for the three months ended December 31, 2022:

Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2022	47,676	$19.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, December 31, 2022	47,676	$19.73

No RSUs were granted during the three months ended December 31, 2022. Performance-based RSUs granted in 2022 cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2024.

Compensation expense attributable to RSUs was $51 thousand for the three months ended December 31, 2022. There was no compensation expense related to RSUs for the three months ended December 31, 2021, as no RSUs were granted in 2021. As of December 31, 2022, there was $656 thousand of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 2.14 years.

6. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes that as of December 31, 2022, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2022 and September 30, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s actual and required capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital to risk-weighted assets	$197,510	15.30%	$103,290	8.00%	$135,568	10.50%	$129,113	10.00%
Tier 1 capital to risk-weighted assets	182,934	14.17%	77,468	6.00%	109,746	8.50%	103,290	8.00%
Common equity tier 1 capital to risk-weighted assets	182,934	14.17%	58,101	4.50%	90,379	7.00%	83,923	6.50%
Tier 1 capital to average total assets	182,934	10.34%	70,762	4.00%	N/A	N/A	88,452	5.00%

September 30, 2022
Total capital to risk-weighted assets	$191,355	16.32%	$93,796	8.00%	$123,107	10.50%	$117,245	10.00%
Tier 1 capital to risk-weighted assets	178,340	15.21%	70,347	6.00%	99,658	8.50%	93,796	8.00%
Common equity tier 1 capital to risk-weighted assets	178,340	15.21%	52,760	4.50%	82,071	7.00%	76,209	6.50%
Tier 1 capital to average total assets	178,340	10.90%	65,429	4.00%	N/A	N/A	81,786	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend and debt service payments is dividends received from the Bank. During the three months ended December 31, 2022 the Bank paid $1.5 million in cash dividends to the Holding Company. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2022, the Bank had $42.2 million of retained net income available for dividends to the Company, without obtaining regulatory approval.

7. FAIR VALUE

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

Assets Measured at Fair Value on a Recurring Basis

The following presents fair value measurements on a recurring basis at December 31, 2022 and September 30, 2022:

	December 31, 2022
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$248	$—	$248	$—
Corporate bonds	11,903	—	10,703	1,200
Loan servicing rights	4,402	—	—	4,402
Total	$16,553	$—	$10,951	$5,602

	September 30, 2022
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$242	$—	$242	$—
Corporate bonds	12,043	—	12,043	—
Loan servicing rights	4,353	—	—	4,353
Total	$16,638	$—	$12,285	$4,353

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

The fair value of mortgage servicing rights are based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. The fair value of loan servicing rights related to residential mortgage loans at December 31, 2022 was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, a prepayment speed of 26.25% and a weighted average life ranging from 1.07 to 2.96 years. Fair value at September 30, 2022 for loan servicing rights was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, prepayment speed of 26.25% and a weighted average life ranging from 1.2 to 3.0 years.

The fair value of loan servicing rights for SBA loans at December 31, 2022 was determined based on discounted expected future cash flows using discount rates ranging from 11.14% to 39.17%, prepayment speeds ranging from 8.21% to 26.84% and a weighted average life ranging from 1.39 to 5.74 years. The fair value of loan servicing rights for SBA loans at September 30, 2022 was determined based on discounted expected future cash flows using discount rates ranging from 5.78% to 26.72%, prepayment speeds ranging from 8.42% to 24.00% and a weighted average life ranging from 1.47 to 5.79 years.

The Company has determined these are mostly unobservable inputs and considers them Level 3 inputs within the fair value hierarchy.

The following table presents the changes in mortgage servicing rights for the periods presented:

	Three Months Ended December 31,
(in thousands)	2022	2021
Balance at beginning of period	$4,353	$3,690
Additions	136	168
Adjustment to fair value	(87)	(117)
Balance at end of period	$4,402	$3,741

Assets Measured at Fair Value on a Non-recurring Basis

The Company had no financial instruments measured at fair value on a non-recurring basis at December 31, 2022 and September 30, 2022. The Company’s impaired loans had no related specific allowances recorded at December 31, 2022 and September 30, 2022.

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at December 31, 2022 and September 30, 2022:

	December 31, 2022
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$152,298	$152,298	$—	$—	$152,298
Securities held-to-maturity	4,336	—	4,066	—	4,066
Loans, net	1,732,406	—	—	1,690,495	1,690,495
Accrued interest receivable	9,530	—	301	9,229	9,530

Financial liabilities:
Time deposits	389,256	—	379,490	—	379,490
Demand and other deposits	1,128,394	1,128,394	—	—	1,128,394
Borrowings	238,273	—	236,673	—	236,673
Subordinated debentures	24,581	—	25,216	—	25,216
Accrued interest payable	842	41	801	—	842

	September 30, 2022
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$149,947	$149,947	$—	$—	$149,947
Securities held-to-maturity	4,414	—	4,095	—	4,095
Loans, net	1,610,687	—	—	1,564,991	1,564,991
Accrued interest receivable	8,546	—	219	8,327	8,546

Financial liabilities:
Time deposits	339,073	—	328,964	—	328,964
Demand and other deposits	1,189,033	1,189,033	—	—	1,189,033
Borrowings	101,752	—	99,597	—	99,597
Subordinated debentures	24,568	—	24,199	—	24,199
Accrued interest payable	915	1	914	—	915

8. LOSS CONTINGENCIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of a loss is probable and an amount or range of loss can be reasonably estimated. The Company’s management does not believe there are such matters that will have a material effect on the financial statements.

9. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances

At December 31, 2022 and September 30, 2022, FHLB term borrowings outstanding were $37.8 million, all of which were fixed rate.

At December 31, 2022 and September 30, 2022, the Company had $187.0 million and $55.0 million in FHLB overnight borrowings outstanding at a rate of 4.61% and 3.29%, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by residential and commercial mortgage loans under a blanket lien arrangement at December 31, 2022 and September 30, 2022. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $199.1 million at December 31, 2022.

The following table sets forth the contractual maturities and weighted average interest rates of the Company’s fixed rate FHLB advances (in thousands):

	Balance at December 31,
	2022
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$187,000	4.61%

2023, rates from 0.37% to 2.96%	11,815	2.23%
2024, rates from 0.39% to 2.53%	18,860	0.98%
2025, rates from 0.56% to 0.59%	7,080	0.58%
Total term advances	37,755	1.30%
Total FHLB advances	$224,755	4.05%

	Balance at September 30,
	2022
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$55,000	3.29%

2023, rates from 0.37% to 2.96%	11,860	2.23%
2024, rates from 0.39% to 2.53%	18,860	0.98%
2025, rates from 0.56% to 0.59%	7,080	0.58%
Total term advances	37,800	1.30%
Total FHLB advances	$92,800	2.48%

Federal Reserve Borrowings

At December 31 2022 and September 30, 2022, the Company’s borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) were $8.5 million and $9.0 million, respectively. The borrowings have a rate of 0.35% and the maturity date will equal the maturity date of the underlying PPP loan pledged to secure the extension of credit. The maturity date of a PPP loan is either two or five years from origination date. The Company utilized the PPPLF to fund PPP loan production. The borrowings are fully secured by pledged PPP loans as of December 31, 2022 and September 30, 2022.

Correspondent Bank Borrowings

At December 31, 2022, approximately $60 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. The Company has $5.0 million in borrowings outstanding under lines of credit with correspondent banks at December 31, 2022 and zero at September 30, 2022.

10. SUBORDINATED DEBENTURES

In October 2020, the Company completed the private placement of $25.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2030 (the “Notes”) to certain qualified institutional buyers and accredited investors. The Notes bear interest, payable semi-annually, at the rate of 5.00% per annum, until October 15, 2025. From and including October 15, 2025 through maturity, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (“SOFR”) plus 487.4 basis points. The Company may, at its option, beginning with the interest payment date of October 15, 2025, but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, subject to the receipt of any required regulatory approval. The Notes are not subject to redemption at the option of the holder. The portion of the proceeds of these subordinated notes contributed to the Bank are included as a component of the Bank’s Tier 1 capital for regulatory reporting.

At December 31, 2022 and September 30, 2022, the unamortized issuance costs of the Notes were $0.4 million. For the three months ended December 31, 2022 and 2021, $21 thousand in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

11. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the three months ended December 31, 2022 and 2021:

Unrealized Gains and
Losses on Available-
for-Sale Debt
(in thousands)	Securities
Balance at October 1, 2022	$(620)
Other comprehensive loss	(95)
Balance at December 31, 2022	$(715)

Unrealized Gains and
Losses on Available-
for-Sale Debt
(in thousands)	Securities
Balance at October 1, 2021	$256
Other comprehensive income	54
Balance at December 31, 2021	$310

There were no significant amounts reclassified out of accumulated other comprehensive (loss) income for the three months ended December 31, 2022 and 2021.

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

Factors that may cause actual results or earnings to differ materially from such forward-looking statements include those set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as updated by the Company’s subsequent filings with the SEC and, among others, the following:

●	Changes in monetary and fiscal policies of the FRB and the U. S. Government, particularly related to changes in interest rates and inflation, may affect interest margins and the fair value of financial instruments;
●	Changes in general economic conditions, either nationally or in our market areas, that are worse than expected;
●	The ability to enhance revenue through increased market penetration, expanded lending capacity and product offerings;
●	Occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics such as COVID-19, or outbreaks of hostilities, such as between Russia and Ukraine, or the effects of climate change, and the ability of the Company to deal effectively with disruptions caused by the foregoing;
●	The effects of COVID-19, including, but not limited to, the length of time that the pandemic continues, the development of new variants of the virus and their impact, the potential future imposition of further restrictions on travel, the measures adopted by federal, state and local governments, the health of employees and the potential inability of employees to work due to illness, quarantine or government mandates, the business continuity plans of customers and vendors, the increased likelihood of cybersecurity risk, data breaches, or fraud due to employees working from home, the ability of borrowers to repay their loans and the effect of the pandemic on the general economy and businesses of borrowers;
●	Legislative, regulatory or policy changes;
●	Downturns in demand for loan, deposit and other financial services in the Company’s market area;
●	Increased competition from other banks and non-bank providers of financial services;
●	Technological changes and increased technology-related costs; and
●	Changes in accounting principles, or the application of generally accepted accounting principles.

Because these forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this document or the date of any document incorporated by reference in this document. All subsequent written and oral forward-looking statements concerning matters addressed in this document and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this document. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

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

The Bank operates as a locally headquartered, community-oriented bank, serving customers throughout the New York metro area from offices in Nassau, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York and Freehold in Monmouth County, New Jersey. We also expect to open an office in Hauppauge, Suffolk County, New York in early 2023. We principally focus our lending activities on loans that we originate to borrowers located in our market areas. With a passion for excellence in our approach to products, services, and solutions, we strive to create a first-class banking experience that exceeds our clients’ expectations, shows our employees they are our greatest resource, positively impacts the communities we serve and inspires the confidence of our shareholders and stakeholders. We offer personal and commercial business loans on a secured and unsecured basis, SBA and USDA guaranteed loans, revolving lines of credit, commercial mortgage loans, and one- to four-family non-qualified mortgages secured by primary and secondary residences that may be owner occupied or investment properties, home equity loans, bridge loans and other personal purpose loans.

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

The Bank finances most of its activities through a combination of deposits, including non-interest-bearing demand, savings, NOW and money market deposits as well as time deposits, and both short- and long-term borrowings. The Company’s chief competition includes local banks within its market area, New York City money center banks and regional banks, as well as non-bank lenders, including fintech lenders.

Financial Performance Summary

As of or for the three  months ended December 31, 2022 and 2021

(dollars in thousands, except per share data)

	Three months ended
	December 31,
	2022	2021
Revenue (1)	$16,675	$17,644
Non-interest expense	8,271	8,264
Provision for loan losses	1,500	900
Net income	5,338	6,537
Net income per share - diluted	0.72	1.16
Return on average assets	1.18%	1.80%
Return on average stockholders' equity (2)	12.04%	20.52%
Tier 1 leverage ratio	10.34%	9.92%
Common equity tier 1 risk-based capital ratio	14.17%	14.44%
Tier 1 risk-based capital ratio	14.17%	14.44%
Total risk-based capital ratio	15.30%	15.52%
Tangible common equity ratio (non-GAAP) (2)	8.05%	7.63%
Total stockholders' equity/total assets (3)	8.95%	8.87%
(1)	Represents net interest income plus total non-interest income.
(2)	Includes common stock and Series A preferred stock for the quarter ended December 31, 2022.
(3)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.

At December 31, 2022 the Company, on a consolidated basis, had total assets of $2.0 billion, total deposits of $1.5 billion and total stockholders’ equity of $177.6 million. The Company recorded net income of $5.3 million, or $0.72 per diluted share (includes Series A preferred shares), for the three months ended December 31, 2022 compared to net income of $6.5 million, or $1.16 per diluted share, for the same period in 2021.

The $1.2 million decrease in earnings for the three months ended December 31, 2022 versus the comparable 2021 period was primarily due to a $1.0 million decrease in non-interest income coupled with a $600 thousand increase in the provision for loan losses expense due to growth in the loan portfolio in the quarter ended December 31, 2022.

The Company’s return on average assets and return on average stockholders’ equity were 1.18% and 12.04%, respectively, for the three months ended December 31, 2022 versus 1.80% and 20.52%, respectively, for the comparable 2021 period.

Total non-accrual loans at December 31, 2022 were $10.6 million, or 0.61% of total loans, compared to $12.3 million, or 0.76% of total loans at September 30, 2022 and $6.1 million, or 0.48% of total loans, at December 31, 2021. The allowance for loan losses as a percentage of total non-accrual loans amounted to 136%, 105% and 153% at December 31, 2022, September 30, 2022 and December 31, 2021, respectively.

The Company’s operating efficiency ratio was 49.6% for the three months ended December 31, 2022 versus 46.8% a year ago. The increase in the operating efficiency ratio was due to a $1.0 million decrease in non-interest income (primarily gain on sale of loans held-for-sale).

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

Financial Condition – Total assets of the Company were $2.0 billion at December 31, 2022 versus $1.8 billion at September 30, 2022. Total loans at December 31, 2022 were $1.7 billion, compared to total loans of $1.6 billion at September 30, 2022. Total deposits were $1.5 billion at December 31, 2022 and September 30, 2022. Total borrowings and subordinated debt at December 31, 2022 were $262.9 million, including $224.8 million of outstanding FHLB advances, compared to $126.3 million at September 30, 2022.

For the three months ended December 31, 2022, the Company’s loan portfolio, net of sales, grew by $123.3 million to $1.7 billion. At December 31, 2022, the residential loan portfolio amounted to $576.5 million, or 33.0% of total loans. Commercial real estate loans, including multi-family loans and construction and land development loans, continue to make up a greater proportion of our loan portfolio and totaled $1.1 billion or 64.3% of total loans at December 31, 2022. Commercial loans, including PPP loans, totaled $46.2 million or 2.6% of total loans.

Total deposits were $1.5 billion at December 31, 2022 and September 30, 2022. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 74.4% and 77.8% of total deposits at December 31, 2022 and September 30, 2022, respectively. At those dates, demand deposit balances represented 13.1% and 14.3% of total deposits. Beginning in late 2020, we began a municipal deposit program. The program is based upon relationships of our management team, rather than bid based transactions. At December 31, 2022, total municipal deposits were $383.6 million, representing 25.3% of total deposits, compared to $416.9 million at September 30, 2022, representing 27.3% of total deposits. The rate on the municipal deposit portfolio was 2.66% at December 31, 2022.

Borrowings at December 31, 2022 were $238.3 million, including $8.5 million in PPPLF funding, versus $101.8 million, including $9.0 million in PPPLF funding at September 30, 2022. PPPLF borrowings declined as borrowers had received forgiveness or have made payments on PPP loans. At December 31, 2022, the Company had $224.8 million of outstanding FHLB advances as compared to $92.8 million at September 30, 2022.

Liquidity and Capital Resources – Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve, FHLB and correspondent banks, which totaled $152.3 million and $150.0 million at December 31, 2022 and September 30, 2022, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, and borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At December 31, 2022, total deposits were $1.5 billion, of which $210.3 million were time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At December 31, 2022 and September 30, 2022, the Company had $238.3 million and $101.8 million, respectively, in borrowings used to fund the growth in the Company’s loan portfolio.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At December 31, 2022, the Bank had access to approximately $884.5 million in FHLB lines of credit for overnight or term borrowings, of which $406.8 million of municipal letters of credit, $187.0 million in overnight borrowings and $37.8 million in term borrowings were outstanding. At December 31, 2022, the Bank had access to approximately $65 million in unsecured lines of credit extended by correspondent banks, if needed, for short-term funding purposes. $5.0 million in overnight borrowings were outstanding under lines of credit with correspondent banks at December 31, 2022.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity increased to $177.6 million at December 31, 2022 from $172.6 million at September 30, 2022, primarily due to net income recorded during the three months ended December 31, 2022.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 10.34%, 14.17%, 14.17% and 15.30%, respectively, at December 31, 2022, exceeding all the regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. At December 31, 2022, the Bank’s capital buffer was in excess of requirements.

The Company did not repurchase any shares of its common stock during the three months ended December 31, 2022.

The Company’s total stockholders’ equity to total assets ratio and the Company’s tangible common equity to tangible assets ratio (“TCE ratio”) were 8.95% and 8.05%, respectively, at December 31, 2022 versus 9.38% and 8.41%, respectively, at September 30, 2022 and 8.87% and 7.63%, respectively, at December 31, 2021. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP TCE ratio presented herein. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total stockholders’ equity and tangible assets to U.S. GAAP total assets at December 31, 2022 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity (3)	$177,628	Total assets	$1,983,692	8.95%	(1)
Less: goodwill	(19,168)	Less: goodwill	(19,168)
Less: core deposit intangible	(381)	Less: core deposit intangible	(381)
Tangible common equity (3)	$158,079	Tangible assets	$1,964,143	8.05%	(2)
(1)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio
(3)	Includes common stock and Series A preferred stock.

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

The Company’s Board of Directors approved the payment of a $0.10 per share cash dividend on both common and Series A preferred shares payable on February 14, 2023 to stockholders of record on February 7, 2023.

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

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2022 and September 30, 2022, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $78 million and $73 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2022 and September 30, 2022, letters of credit outstanding were approximately $817 thousand.

Results of Operations – Comparison of the Three Months Ended December 31, 2022 and 2021 – The Company recorded net income of $5.3 million during the three months ended December 31, 2022 versus net income of $6.5 million in the comparable three month period a year ago. The decline in earnings for the three months ended December 31, 2022 versus the comparable 2021 quarter resulted primarily from a $1.0 million or 40.6%, decrease in non-interest income, a $600 thousand increase in the provision for loan losses expense due to growth in the loan portfolio in the fourth calendar quarter of 2022 and a decrease in purchase accounting accretion. Gains on the sales of the guaranteed portion of SBA loans were lower than expected in the 2022 quarter due to various factors, including the sustained reduction in SBA premiums and loan closing delays due to borrower considerations.

Net Interest Income and Margin

Net interest income remained flat at $15.3 million for the three months ended December 31, 2022 and the comparable 2021 quarter due to the compression of the Company’s net interest margin to 3.49% in the 2022 quarter from 4.39% in the comparable 2021 quarter. The yield on interest earning assets increased to 5.17% in the 2022 quarter from 4.77% in the comparable 2021 quarter, an increase of 40 basis points, offset by a 160 basis point increase in the cost of interest-bearing liabilities to 2.08% in 2022 from 0.48% in the fourth calendar quarter of 2021. Included in net interest income was accretion and amortization of purchase accounting adjustments of $265 thousand during the three months ended December 31, 2022 and $1.6 million in the three months ended December 31, 2021 arising from the acquisition of Savoy Bank. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.43% and 3.90% in the quarter ended December 31, 2022 and 2021, respectively.

NET INTEREST INCOME ANALYSIS

For the Three Months Ended December 31, 2022 and 2021

(dollars in thousands)

	2022			2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets
Loans	$1,681,460	$21,979	5.19%	$1,253,827	$16,381	5.18%
Investment securities	16,509	212	5.09%	15,634	155	3.93%
Interest-earning cash	29,281	275	3.73%	106,660	38	0.14%
FHLB stock and other investments	6,489	106	6.48	5,252	42	3.17
Total interest-earning assets	1,733,739	22,572	5.17%	1,381,373	16,616	4.77%
Non interest-earning assets:
Cash and due from banks	10,614			8,264
Other assets	52,493			49,011
Total assets	$1,796,846			$1,438,648

Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$910,732	$4,763	2.07%	$609,251	$366	0.24%
Time deposits	357,994	1,547	1.71%	346,448	491	0.56%
Total interest-bearing deposits	1,268,726	6,310	1.97%	955,699	857	0.36%
Fed funds purchased & FHLB & FRB advances	98,576	664	2.67	126,058	160	0.50
Subordinated debentures	24,573	334	5.39%	24,499	330	5.34%
Total interest-bearing liabilities	1,391,875	7,308	2.08%	1,106,256	1,347	0.48%
Demand deposits	204,256			192,161
Other liabilities	24,793			13,834
Total liabilities	1,620,924			1,312,251
Stockholders' equity	175,922			126,397
Total liabilities and stockholders' equity	$1,796,846			$1,438,648
Net interest income and interest rate spread			3.09%			4.29%
Net interest margin		$15,264	3.49%		$15,269	4.39%

Provision and Allowance for Loan Losses

The Company recorded a $1.5 million provision for loan losses expense for the three months ended December 31, 2022 versus $900 thousand recorded for the comparable period in 2021. The adequacy of the provision and the resulting allowance for loan losses, which was $14.4 million at December 31, 2022, is determined by management’s ongoing review of the loan portfolio including, among other things, impaired loans, past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay and estimated fair value of any underlying collateral securing loans. Moreover, management evaluates changes, if any, in underwriting standards, collection, charge-off and recovery practices, the nature or volume of the portfolio, lending staff, concentration of loans, as well as current economic conditions and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimable losses at December 31, 2022. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income decreased by $1.0 million for the three months ended December 31, 2022 versus the comparable 2021 period. This decline was largely driven by the decrease in net gain on sale of loans. For the three months ended December 31, 2022 and 2021, the Company sold loans totaling approximately $8.1 million and $35.2 million, respectively, recognizing net gains of $578 thousand and $1.5 million, respectively. Gains on the sales of the guaranteed portion of SBA loans were lower than expected in the 2022 quarter due to various factors, including the sustained reduction in SBA premiums and loan closing delays due to borrower considerations.

Non-Interest Income

For the three months ended December 31, 2022 and 2021

(dollars in thousands)

	Three months ended
	December 31,
(in thousands)	2022	2021
Loan servicing and fee income	$678	$690
Service charges on deposit accounts	63	63
Net gain on sale of loans held for sale	578	1,492
Other income	92	130
Total non-interest income	$1,411	$2,375

Non-interest Expense

Total non-interest expense remained flat at $8.3 million for the three months ended December 31, 2022 versus the comparable 2021 quarter. Salaries and benefits decreased by $607 thousand, offset by the increases in the remaining components of non-interest expense.

Non-Interest Expense

For the three months ended December 31, 2022 and 2021

(dollars in thousands)

	Three months ended
	December 31,
(in thousands)	2022	2021
Salaries and employee benefits	$4,332	$4,939
Occupancy and equipment	1,477	1,413
Data processing	418	366
Advertising and promotion	150	33
Professional fees	683	499
Other expenses	1,211	1,014
Total non-interest expense	$8,271	$8,264

The Company recorded income tax expense of $1.6 million for an effective tax rate of 22.7% for the three months ended December 31, 2022 versus income tax expense of $1.9 million for an effective tax rate of 22.9% in the comparable 2021 period.

Asset Quality - Total non-accrual loans at December 31, 2022 were $10.6 million, or 0.61% of total loans, compared to $12.3 million, or 0.76% of total loans at September 30, 2022 and $6.1 million, or 0.48% of total loans, at December 31, 2021. The allowance for loan losses as a percentage of total non-accrual loans amounted to 136%, 105% and 153% at December 31, 2022, September 30, 2022 and December 31, 2021, respectively.

Total accruing loans delinquent 30 days or more, excluding purchased credit-impaired loans, amounted to $3.1 million, $2.9 million and $6.1 million at December 31, 2022, September 30, 2022 and December 31, 2021, respectively.

Total loans having credit risk ratings of Special Mention or Substandard were $25.6 million at December 31, 2022 versus $32.6 million at September 30, 2022. These were mainly from the acquired loan portfolio of Savoy. The acquired portfolio has a large component of SBA loans, which have been supported through the COVID-pandemic with assistance from the SBA. The high level of criticized loans in the Savoy portfolio results in part from a conservative view of these borrowers’ ability to perform once government assistance ends, as well as specific instances of borrowers seeking assistance/deferrals/modifications due to the impact to their business. The Company’s Special Mention and Substandard loans were comprised of residential real estate, multi-family, commercial real estate loans, commercial and industrial loans (including SBA facilities) and contruction loans at December 31, 2022. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At December 31, 2022, the Company had $1.8 million in troubled debt restructurings (“TDRs”), consisting of residential real estate loans. The Company had TDRs amounting to $2.3 million and $1.7 million at September 30, 2022 and December 31, 2021, respectively.

At December 31, 2022, the Company’s allowance for loan losses amounted to $14.4 million or 0.82% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 0.79% at September 30, 2022 and 0.73% at December 31, 2021. The Company recorded net loan recoveries of $60 thousand during the three months ended December 31, 2022 versus net loan charge-offs of $92 thousand for the three months ended September 30, 2022. The Company recorded net loan recoveries of $66 thousand during the three months ended December 31, 2021.

The Company recorded a $1.5 million provision for loan losses expense for the three months ended December 31, 2022 versus $900 thousand recorded for the comparable period in 2021. Adjustments to the Company’s loss experience is based on management’s evaluation of several environmental factors, including: changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments; changes in the nature and volume of the Company’s portfolio and in the terms of the Company’s loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans; changes in the quality of the Company’s loan review system; changes in lending policies, procedures and strategies; changes in the value of underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

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

ASSET QUALITY

December 31, 2022 versus September 30, 2022 and December 31, 2021

(dollars in thousands)

	As of or for the three months ended
	12/31/2022	9/30/2022	12/31/2021
Non-accrual loans	$10,596	$12,281	$6,115
Non-accrual loans held for sale	—	—	—
Loans greater than 90 days past due	1,202	1,231	2,501
Other real estate owned	—	—	—
Total non-performing assets (1)	$11,798	$13,512	$8,616

Performing TDRs	$1,901	$2,370	$455

Loans held for sale	—	—	—
Loans held for investment	1,746,810	1,623,531	1,277,434

Allowance for loan losses:
Beginning balance	$12,844	$10,886	$8,552
Provision	1,500	2,050	900
Charge-offs	—	(92)	(66)
Recoveries	60	—	—
Ending balance	$14,404	$12,844	$9,386

Allowance for loan losses as a % of total loans (2)	0.82%	0.79%	0.73%

Allowance for loan losses as a % of non-accrual loans (2)	136%	105%	153%

Non-accrual loans as a % of total loans (2)	0.61%	0.76%	0.48%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	0.68%	0.83%	0.67%

Non-performing assets as a % of total assets	0.59%	0.73%	0.59%

Non-performing assets and performing TDRs, to total loans held for sale and investment	0.78%	0.98%	0.71%
(1)	Non-performing assets defined as non-accrual loans, non-accrual loans held for sale, loans greater than 90 days past due and other real estate owned.
(2)	Excludes loans held for sale.

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

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at December 31,2022 (dollars in thousands). The results are within the Company’s policy limits.

At December 31, 2022
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII(1)

(basis points)	EVE	Amount	%	(basis points)	NII(1)	Amount	%
+400	$83,998	$(108,110)	(56.3)	+400	$42,050	$(14,679)	(25.9)
+300	108,935	(83,173)	(43.3)	+300	45,758	(10,971)	(19.3)
+200	135,313	(56,795)	(29.6)	+200	49,519	(7,210)	(12.7)
+100	164,460	(27,648)	(14.4)	+100	53,225	(3,504)	(6.2)
0	192,108			0	56,729
-100	215,450	23,342	12.2	-100	60,041	3,312	5.8
(1)	Assumes 12 month time horizon.

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

ITEM 1A. – RISK FACTORS

There have been no changes to the risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the Securities and Exchange Commission.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

Not applicable.

ITEM 6. – EXHIBITS

3.1	Bylaws of Hanover Bancorp, Inc. (1)

3.2	Certificate of Amendment to Certificate of Incorporation designation the of Series A Convertible Perpetual Preferred Stock filed with the New York Secretary of State on October 25, 2022 (2)

10.1	Retirement and Transition Agreement with Brian K. Finneran (3)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incoprorated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed October 31, 2022
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 31, 2022
(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 17, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER BANCORP, INC.

Dated: February 13, 2023	/s/ Michael P. Puorro
Michael P. Puorro
Chairman & Chief Executive Officer
(principal executive officer)

Dated: February 13, 2023	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)