Form 10-Q
period 2023-03-31
Hanover Bancorp, Inc. /NY
filed 2023-05-12
CIK 1828588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	7,181,092 Shares
(Title of Class)	(Outstanding as of April 30, 2023)

HANOVER BANCORP, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2023

PART I

ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

	March 31, 2023	September 30, 2022
ASSETS	(unaudited)
Cash and non-interest-bearing deposits due from banks	$9,182	$9,934
Interest-bearing deposits due from banks	194,712	139,559
Federal funds sold	461	454
Total cash and cash equivalents	204,355	149,947
Securities:
Held to maturity (fair value of $4,011 and $4,095, respectively)	4,263	4,414
Available for sale, at fair value	11,849	12,285
Total securities	16,112	16,699
Loans held for investment	1,787,365	1,623,531
Allowance for loan losses	(14,879)	(12,844)
Loans held for investment, net	1,772,486	1,610,687
Premises and equipment, net	15,692	14,462
Operating lease assets	11,008	—
Accrued interest receivable	10,200	8,546
Prepaid pension	3,456	3,444
Stock in Federal Home Loan Bank ("FHLB"), at cost	8,036	6,280
Goodwill	19,168	19,168
Other intangible assets	362	399
Loan servicing rights	4,429	4,353
Deferred income taxes	2,192	2,508
Other assets	4,224	3,565
TOTAL ASSETS	$2,071,720	$1,840,058
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$178,592	$219,225
Savings, NOW and money market	1,097,830	969,808
Time	430,852	339,073
Total deposits	1,707,274	1,528,106
Borrowings	136,962	101,752
Subordinated debentures	24,594	24,568
Operating lease liabilities	11,711	—
Accrued interest payable	1,391	915
Other liabilities	9,266	12,133
TOTAL LIABILITIES	1,891,198	1,667,474
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, Series A (par value $0.01; 15,000,000 shares authorized; issued and outstanding 150,000 and none, respectively)	2,963	—
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 7,181,092 and 7,285,648, respectively)	72	73
Surplus	124,883	126,656
Retained earnings	53,545	46,475
Accumulated other comprehensive loss, net of tax	(941)	(620)
TOTAL STOCKHOLDERS' EQUITY	180,522	172,584
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,071,720	$1,840,058

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
INTEREST INCOME
Loans	$23,941	$15,749	$45,920	$32,130
Taxable securities	198	106	410	260
Other interest income	921	86	1,302	167
Total interest income	25,060	15,941	47,632	32,557
INTEREST EXPENSE
Savings, NOW and money market deposits	7,792	345	12,556	711
Time deposits	2,383	401	3,930	892
Borrowings	961	451	1,958	941
Total interest expense	11,136	1,197	18,444	2,544
Net interest income	13,924	14,744	29,188	30,013
Provision for loan losses	932	500	2,432	1,400
Net interest income after provision for loan losses	12,992	14,244	26,756	28,613
NON-INTEREST INCOME
Loan servicing and fee income	539	734	1,217	1,424
Service charges on deposit accounts	67	46	130	109
Gain on sale of loans held-for-sale	995	1,575	1,573	3,067
Gain on sale of securities available-for-sale	—	105	—	105
Other income	155	212	247	343
Total non-interest income	1,756	2,672	3,167	5,048
NON-INTEREST EXPENSE
Salaries and employee benefits	5,564	5,618	9,896	10,557
Occupancy and equipment	1,537	1,370	3,014	2,783
Data processing	441	392	859	759
Advertising and promotion	183	153	333	186
Professional fees	881	640	1,564	1,139
Other expenses	1,961	1,184	3,172	2,198
Total non-interest expense	10,567	9,357	18,838	17,622
Income before income tax expense	4,181	7,559	11,085	16,039
Income tax expense	972	1,699	2,538	3,642
NET INCOME	$3,209	$5,860	$8,547	$12,397
Earnings per share:
BASIC	$0.44	$1.02	$1.17	$2.19
DILUTED	$0.43	$1.00	$1.15	$2.15

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income	$3,209	$5,860	$8,547	$12,397
Other comprehensive (loss) income, net of tax:
Change in unrealized loss on securities available for sale arising during the period, net of tax of ($61), ($177), ($88) and ($159), respectively	(226)	(264)	(321)	(210)
Reclassification adjustment for gains realized in net income, net of tax of $0, ($24), $0 and ($24), respectively	—	(81)	—	(81)
Total other comprehensive loss, net of tax	(226)	(345)	(321)	(291)
Total comprehensive income, net of tax	$2,983	$5,515	$8,226	$12,106

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three and Six Months Ended March 31, 2023
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net	Equity
Beginning balance as of October 1, 2022	7,285,648	$—	$73	$126,656	$46,475	$(620)	$172,584
Net income	—	—	—	—	5,338	—	5,338
Other comprehensive loss, net of tax	—	—	—	—	—	(95)	(95)
Cash dividends declared ($0.10 per share)	—	—	—	—	(739)	—	(739)
Stock-based compensation	—	—	—	439	—	—	439
Stock awards granted	3,000	—	—	—	—	—	—
Shares received related to tax withholding	(262)	—	—	(5)	—	—	(5)
Preferred stock issued in exchange for common stock	(150,000)	2,963	(2)	(2,961)	—	—	—
Exercise of stock options	10,614	—	—	106	—	—	106
Ending balance as of December 31, 2022	7,149,000	$2,963	$71	$124,235	$51,074	$(715)	$177,628

Net income	—	—	—	—	3,209	—	3,209
Other comprehensive loss, net of tax	—	—	—	—	—	(226)	(226)
Cash dividends declared ($0.10 per share)	—	—	—	—	(738)	—	(738)
Stock-based compensation	—	—	—	794	—	—	794
Stock awards granted, net of forfeitures	39,513	—	1	(1)	—	—	—
Shares received related to tax withholding	(7,421)	—	—	(145)	—	—	(145)
Ending balance as of March 31, 2023	7,181,092	$2,963	$72	$124,883	$53,545	$(941)	$180,522

	For the Three and Six Months Ended March 31, 2022
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	(Loss) Income, Net	Equity
Beginning balance as of October 1, 2021	5,563,426	$—	$56	$97,246	$24,971	$256	$122,529
Net income	—	—	—	—	6,537	—	6,537
Other comprehensive income, net of tax	—	—	—	—	—	54	54
Issuance of common stock in lieu of directors' fees	2,384	—	—	42	—	—	42
Stock-based compensation, net	(3,011)	—	—	217	—	—	217
Ending balance as of December 31, 2021	5,562,799	$—	$56	$97,505	$31,508	$310	$129,379

Net income	—	—	—	—	5,860	—	5,860
Other comprehensive loss, net of tax	—	—	—	—	—	(345)	(345)
Cash dividends declared ($0.10 per share)	—	—	—	—	(588)	—	(588)
Stock-based compensation	—	—	—	462	—	—	462
Stock awards granted, net of forfeitures	266,770	—	2	(2)	—	—	—
Ending balance as of March 31, 2022	5,829,569	$—	$58	$97,965	$36,780	$(35)	$134,768

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$8,547	$12,397
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,432	1,400
Depreciation and amortization	850	819
Change in operating lease assets	793	—
Net gain on sale of securities available-for-sale	—	(105)
Stock-based compensation	1,233	679
Net gain on sale of loans held-for-sale	(1,573)	(3,067)
Net accretion of premiums, discounts and loan fees and costs	(358)	(2,743)
Amortization of intangible assets	37	42
Amortization of debt issuance costs	26	28
Loan servicing rights valuation adjustments	272	235
Deferred tax expense	406	978
(Increase) decrease in accrued interest receivable	(1,654)	1,469
Increase in other assets	(1,021)	(438)
Increase (decrease) in accrued interest payable	476	(310)
Decrease in other liabilities	(2,266)	(1,636)
Change in operating lease liabilities	(705)	—
Net cash provided by operating activities	7,495	9,748
Cash flows from investing activities:
Purchases of restricted securities	(33,434)	(1,157)
Proceeds from sales of securities available-for-sale	—	2,105
Principal repayments of securities held to maturity	149	3,978
Principal repayments of securities available-for-sale	26	298
Redemptions of restricted securities	31,678	1,259
Proceeds from sales of loans	22,376	54,512
Net increase in loans	(185,023)	(91,406)
Purchases of premises and equipment	(2,080)	(649)
Net cash used in investing activities	(166,308)	(31,060)
Cash flows from financing activities:
Net increase in deposits	179,458	66,225
Advances of term and overnight borrowings	237,725	20,000
Repayments of FHLB advances	(199,500)	(24,000)
Repayments of Federal Reserve Bank borrowings	(2,955)	(79,729)
Payments related to tax withholding for equity awards	(150)	—
Cash dividends paid	(1,463)	(588)
Exercise of stock options	106	—
Net cash provided by (used in) financing activities	213,221	(18,092)
Increase (decrease) in cash and cash equivalents	54,408	(39,404)
Cash and cash equivalents, beginning of period	149,947	166,544
Cash and cash equivalents, end of period	$204,355	$127,140
Supplemental cash flow information:
Interest paid	$17,968	$2,854
Income taxes paid	3,739	4,071
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$20,803	$51,445
Preferred stock issued in exchange for common stock	2,963	—
Lease liabilities arising from obtaining right-of-use assets	1,791	—

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

Basis of Presentation

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of March 31, 2023, its consolidated statements of income for the three and six months ended March 31, 2023 and 2022, its consolidated statements of comprehensive income for the three and six months ended March 31, 2023 and 2022, its consolidated statements of changes in stockholders’ equity for the three and six months ended March 31, 2023 and 2022 and its consolidated statements of cash flows for the six months ended March 31, 2023 and 2022. Certain prior period amounts have been reclassified to conform to the current period presentation.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and six months ended March 31, 2023 are not necessarily indicative of the results of operations to be expected for the remainder of the fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

All material intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

Risks and Uncertainties

Recent industry events have transpired, including the failures of Silicon Valley Bank (“SVB”) headquartered in Santa Clara, California and Signature Bank headquartered in New York, New York in March 2023, which have led to uncertainty and concerns regarding the liquidity positions of the banking sector. SVB was placed into receivership on March 10, 2023, marking the second largest bank failure in U.S. history. Signature Bank was placed into receivership on March 12, 2023, marking the third largest bank failure in U.S. history.

Both banks appear to have had high ratios of uninsured deposits to total deposits when compared to industry average. These failures underscore the importance of maintaining access to diverse sources of funding. The Company’s deposit base includes a combination of consumer, commercial, and public funds deposits, with a low level of uninsured deposit balances.

Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. The Company believes the sources of liquidity presented in the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements are sufficient to meet its needs on the balance sheet date.

An unexpected influx of withdrawals of deposits could adversely impact the Company's ability to rely on organic deposits to primarily fund its operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, federal funds lines of credit from correspondent banks, and out-of market time deposits.

Such reliance on secondary funding sources could increase the Company's overall cost of funding and thereby reduce net income. While the Company believes its current sources of liquidity are adequate to fund operations, there is no guarantee they will suffice to meet future liquidity demands. This may necessitate slowing or discontinuing loan growth, capital expenditures, or other investments, or liquidating assets.

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

Interest income on loans is accrued and credited to income as earned. Net loan origination fees and costs are deferred and accreted/amortized to interest income over the contractual life of loans using the level-yield method, adjusted for actual prepayments.

Loans that are acquired are initially recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized through the allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. At March 31, 2023 and September 30, 2022, the Company had loans totaling $0.7 million and $1.2 million, respectively, which at the time of acquisition, showed evidence of credit deterioration since origination.

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

Series A Preferred Stock - Holders of the Company’s Series A preferred stock will be entitled to receive dividends when, as and if declared by the Company’s board of directors, in the same per share amount as the common stockholders. No dividends will be payable on the common stock unless a dividend identical to that paid on the common stock is payable at the same time on the Series A preferred stock, therefore Series A preferred stock is treated as common stock for EPS calculations. Series A preferred stock has no voting rights. In the event of a dissolution of the Company, Series A preferred stock is entitled to the payment of any declared and unpaid dividend, and then will share in dissolution proceeds, if any, with the shares of common stock.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (i.e. loans and held to maturity securities), including certain off-balance sheet financial instruments (i.e. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL standard should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating credit losses. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as provision for loan losses for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. As the Company is a smaller-reporting company under SEC regulations, the Company will adopt CECL on October 1, 2023. The Company is currently evaluating the impact the CECL model will have on our accounting and allowance for loans losses. The Company has selected a third-party firm to assist in the development of a CECL model to assist in the calculation of the allowance for loan and lease losses in preparation for the change to the expected loss model. The Company will engage a third-party firm to perform a model validation of our CECL model. The Company is also in the process of updating its policies and internal controls accordingly. The Company may recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of October 1, 2023, consistent with regulatory expectations set forth in interagency guidance. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our consolidated financial condition or results of operations.

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

The Company’s basic and diluted EPS calculations for the three and six months ended March 31, 2023 and 2022 follows. There were no stock options that were antidilutive for the three and six months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except share and per share data)	2023	2022	2023	2022

Net income available to common stockholders	$3,209	$5,860	$8,547	$12,397
Less: Dividends paid and earnings allocated to participating securities	(137)	(271)	(348)	(381)
Income attributable to common stock	$3,072	$5,589	$8,199	$12,016
Weighted average common shares outstanding, including participating securities	7,324,036	5,753,513	7,308,317	5,657,179
Less: Weighted average participating securities	(313,463)	(261,126)	(298,583)	(166,764)
Weighted average common shares outstanding	7,010,573	5,492,387	7,009,734	5,490,415
Basic EPS	$0.44	$1.02	$1.17	$2.19

Income attributable to common stock	$3,072	$5,589	$8,199	$12,016
Weighted average common shares outstanding	7,010,573	5,492,387	7,009,734	5,490,415
Weighted average common equivalent shares outstanding	92,233	96,329	93,318	96,108
Weighted average common and equivalent shares outstanding	7,102,806	5,588,716	7,103,052	5,586,523
Diluted EPS	$0.43	$1.00	$1.15	$2.15

3. SECURITIES

At the time of purchase of a security, the Company designates the security as either available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent.

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2023 and September 30, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$348	$—	$(107)	$241
Corporate bonds	12,700	—	(1,092)	11,608
Total available for sale securities	$13,048	$—	$(1,199)	$11,849

Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,656	$—	$(124)	$1,532
U.S. GSE commercial mortgage-backed securities	2,607	—	(128)	2,479
Total held to maturity securities	4,263	—	(252)	4,011
Total investment securities	$17,311	$—	$(1,451)	$15,860

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$375	$—	$(133)	$242
Corporate bonds	12,700	—	(657)	12,043
Total available for sale securities	$13,075	$—	$(790)	$12,285

Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,778	$—	$(160)	$1,618
U.S. GSE commercial mortgage-backed securities	2,636	—	(159)	2,477
Total held to maturity securities	4,414	—	(319)	4,095
Total investment securities	$17,489	$—	$(1,109)	$16,380

The amortized cost and fair value of investment securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single date are shown separately.

	March 31, 2023
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Five to ten years	$12,700	$11,608
U.S. GSE residential mortgage-backed securities	348	241
Total securities available for sale	13,048	11,849
Securities held to maturity:
One to five years	—	—
Five to ten years	—	—
U.S. GSE residential mortgage-backed securities	1,656	1,532
U.S. GSE commercial mortgage-backed securities	2,607	2,479
Total securities held to maturity	4,263	4,011
Total investment securities	$17,311	$15,860

At March 31, 2023 and September 30, 2022, investment securities with a carrying amount of $1.9 million and $1.8 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities for the three and six months ended March 31, 2023. There were $2.1 million of proceeds on sales of securities available for sale with gross gains of $105 thousand for the three and six months ended March 31, 2022.

The following tables summarize gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2023 and September 30, 2022.

	March 31, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$—	$—	$241	$(107)	5	$241	$(107)
Corporate bonds	7,331	(669)	3,077	(423)	6	10,408	(1,092)
Total available-for-sale	$7,331	$(669)	$3,318	$(530)	11	$10,649	$(1,199)
Held-to-maturity:
U.S. GSE residential mortgage-backed securities	$—	$—	$1,532	$(124)	4	$1,532	$(124)
U.S. GSE commercial mortgage-backed securities	2,479	(128)	—	—	1	2,479	(128)
Total held-to-maturity	$2,479	$(128)	$1,532	$(124)	5	$4,011	$(252)

	September 30, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$152	$(126)	$90	$(7)	6	$242	$(133)
Corporate bonds	10,843	(657)	—	—	6	10,843	(657)
Total available-for-sale	$10,995	$(783)	$90	$(7)	12	$11,085	$(790)
Held-to-maturity:
U.S. GSE residential mortgage-backed securities	$1,618	$(160)	$—	$—	4	$1,618	$(160)
U.S. GSE commercial mortgage-backed securities	2,477	(159)	—	—	1	2,477	(159)
Total held-to-maturity	$4,095	$(319)	$—	$—	5	$4,095	$(319)

There was no other than temporary impairment loss recognized on any securities at March 31, 2023 or September 30, 2022.

4. LOANS

The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented.

	March 31, 2023	September 30, 2022
(in thousands)
Residential real estate	$595,944	$515,316
Multi-family	587,610	574,413
Commercial real estate	525,590	472,511
Commercial and industrial	58,286	45,758
Construction and land development	15,625	12,871
Consumer	189	22
Gross loans	1,783,244	1,620,891
Net deferred loan fees and costs	4,121	2,640
Total loans	1,787,365	1,623,531
Allowance for loan losses	(14,879)	(12,844)
Total loans, net	$1,772,486	$1,610,687

The Company was a participant in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration under the CARES Act, to provide guaranteed loans to qualifying businesses and organizations. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020, subject to extension to five years with the consent of the lender) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. As of March 31, 2023, borrowers had received forgiveness or had made payments on $361.1 million in PPP loans. The Company’s PPP loans outstanding, included in commercial and industrial loans in the table above, totaled $5.0 million and $10.2 million at March 31, 2023 and September 30, 2022, respectively.

At March 31, 2023 and September 30, 2022, the Company was servicing approximately $252.2 million and $246.0 million, respectively, of loans for others. The Company had no loans held for sale at March 31, 2023 and September 30, 2022.

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount for those loans is as follows:

	March 31, 2023	September 30, 2022
(in thousands)
Commercial real estate	$568	$602
Commercial and industrial	146	629
Total recorded investment	$714	$1,231

The Company has recorded an allowance for loan losses of $0 and $50 thousand related to these loans at March 31, 2023 and September 30, 2022, respectively. During the three months ended March 31, 2023, two purchased credit impaired loans acquired in the Savoy Bank acquisition totaling $457 thousand were charged off to the allowance for loan losses.

For the three months ended March 31, 2023 and 2022, the Company sold loans totaling approximately $12.8 million and $16.2 million, respectively, recognizing net gains of $1.0 million and $1.6 million, respectively. For the six months ended March 31, 2023 and 2022, the Company sold loans totaling approximately $20.8 million and $51.4 million, respectively, recognizing net gains of $1.6 million and $3.1 million, respectively.

The following summarizes the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$4,508	$5,697	$3,234	$852	$104	$9	$14,404
Charge-offs	—	—	—	(457)	—	—	(457)
Recoveries	—	—	—	—	—	—	—
Provision (credit) for loan losses	156	(382)	10	1,130	9	9	932
Ending Balance	$4,664	$5,315	$3,244	$1,525	$113	$18	$14,879

	Three Months Ended March 31, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$4,115	$2,568	$2,518	$184	$—	$1	$9,386
Charge-offs	—	—	—	—	—	—	—
Recovories	—	—	—	—	—	—	—
Provision (credit) for loan losses	(715)	59	809	348	—	(1)	500
Ending balance	$3,400	$2,627	$3,327	$532	$—	$—	$9,886

	Six Months Ended March 31, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning Balance	$3,951	$4,308	$3,707	$761	$115	$2	$12,844
Charge-offs	—	—	—	(457)	—	—	(457)
Recoveries	—	—	—	60	—	—	60
Provision (credit) for loan losses	713	1,007	(463)	1,161	(2)	16	2,432
Ending Balance	$4,664	$5,315	$3,244	$1,525	$113	$18	$14,879

	Six Months Ended March 31, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning Balance	$4,155	$2,433	$1,884	$79	$—	$1	$8,552
Charge-offs	—	(66)	—	—	—	—	(66)
Recoveries	—	—	—	—	—	—	—
Provision (credit) for loan losses	(755)	260	1,443	453	—	(1)	1,400
Ending Balance	$3,400	$2,627	$3,327	$532	$—	$—	$9,886

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment evaluation method. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	March 31, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,664	5,315	3,244	1,525	113	18	14,879
Purchased-credit impaired	—	—	—	—	—	—	—
Total allowance for loan losses	$4,664	$5,315	$3,244	$1,525	$113	$18	$14,879
Loans:
Individually evaluated for impairment	$3,727	$2,328	$5,637	$382	$—	$—	$12,074
Collectively evaluated for impairment	594,043	585,916	520,066	58,656	15,653	243	1,774,577
Purchased-credit impaired	—	—	568	146	—	—	714
Total loans held for investment	$597,770	$588,244	$526,271	$59,184	$15,653	$243	$1,787,365

	September 30, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,951	4,308	3,707	711	115	2	12,794
Purchased-credit impaired	—	—	—	50	—	—	50
Total allowance for loan losses	$3,951	$4,308	$3,707	$761	$115	$2	$12,844
Loans:
Individually evaluated for impairment	$5,392	$2,348	$5,875	$907	$—	$—	$14,522
Collectively evaluated for impairment	510,866	572,713	466,507	44,749	12,907	36	1,607,778
Purchased-credit impaired	—	—	602	629	—	—	1,231
Total loans held for investment	$516,258	$575,061	$472,984	$46,285	$12,907	$36	$1,623,531

The following presents information related to the Company’s impaired loans by portfolio segment for the periods shown.

	March 31, 2023			September 30, 2022
	Unpaid			Unpaid
	Principal	Recorded	Allowance	Principal	Recorded	Allowance
(in thousands)	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Residential real estate	$3,729	$3,727	$—	$5,394	$5,392	$—
Multi-family	2,328	2,328	—	2,348	2,348	—
Commercial real estate	5,711	5,637	—	5,950	5,875	—
Commercial and industrial	405	382	—	908	907	—
Total	$12,173	$12,074	$—	$14,600	$14,522	$—

	Three Months Ended March 31,				Six Months Ended March 31,
	2023		2022		2023		2022
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognized(1)	Investment	Recognized(1)	Investment	Recognized(1)	Investment	Recognized(1)
Residential real estate	$3,728	$28	$5,089	$17	$3,730	$52	$4,956	$34
Multi-family	2,326	1	425	—	2,336	3	432	—
Commercial real estate	5,746	—	2,279	—	5,814	—	1,400	—
Commercial and industrial	390	—	507	—	429	23	494	—
Total	$12,190	$29	$8,300	$17	$12,309	$78	$7,282	$34
(1)	Accrual basis interest income recognized approximates cash basis income.

At March 31, 2023 and September 30, 2022, past due and non-accrual loans disaggregated by portfolio segment were as follows:

(in thousands)	Past Due and Non-Accrual
	30 - 59	60 - 89	Greater than		Total past	Purchased
	Days	Days	89 Days		due and	Credit		Total
March 31, 2023	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Impaired(1)	Current	Loans
Residential real estate	$4,496	$—	$—	$1,970	$6,466	$—	$591,304	$597,770
Multi-family	—	—	—	2,328	2,328	—	585,916	588,244
Commercial real estate	4,468	—	—	5,637	10,105	568	515,598	526,271
Commercial and industrial	15	—	—	382	397	146	58,641	59,184
Construction and land development	—	—	—	—	—	—	15,653	15,653
Consumer	—	—	—	—	—	—	243	243
Total	$8,979	$—	$—	$10,317	$19,296	$714	$1,767,355	$1,787,365
(1)	Purchased credit impaired loans at March 31, 2023 were greater than 89 days past due.

(in thousands)	Past Due and Non-Accrual
	30 - 59	60 - 89	Greater than			Total past	Purchased
	Days	Days	89 Days			due and	Credit		Total
September 30, 2022	Past Due	Past Due	Past Due	Non-accrual		Non-accrual	Impaired(2)	Current	Loans
Residential real estate	$961	$351	$—	$3,151	(1)	$4,463	$—	$511,795	$516,258
Multi-family	—	—	—	2,348		2,348	—	572,713	575,061
Commercial real estate	936	—	—	5,875		6,811	602	465,571	472,984
Commercial and industrial	539	161	—	907		1,607	629	44,049	46,285
Construction and land development	—	—	—	—		—	—	12,907	12,907
Consumer	—	—	—	—		—	—	36	36
Total	$2,436	$512	$—	$12,281		$15,229	$1,231	$1,607,071	$1,623,531
(1)	Of the residential real estate non-accrual loans, $1,227 were not past due and $1,924 were greater than 89 days past due.
(2)	Purchased credit impaired loans at September 30, 2022 were greater than 89 days past due.

Troubled debt restructurings (“TDRs”) are loan modifications where the Company has granted a concession to a borrower in financial difficulty. To assess whether a borrower is experiencing financial difficulty, an evaluation is performed to determine if that borrower is currently in payment default under any of its obligations or whether there is a probability that the borrower will be in payment default in the foreseeable future without the modification. At March 31, 2023 and September 30, 2022, the Company had a recorded investment in TDRs totaling $1.8 million and $2.3 million, consisting solely of residential real estate loans with no specific reserves allocated to such loans and no commitment to lend additional funds under those loans, at either March 31, 2023 or September 30, 2022.

For the three and six months ended March 31, 2023 and 2022, there were no TDRs for which there was a payment default within twelve months of restructuring. A loan is considered to be in payment default once it is 90 days contractually past due under its modified terms. For the three and six months ended March 31, 2023 and 2022, the Company had no new TDRs.

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

At March 31, 2023 and September 30, 2022, the Company’s loan portfolio by credit risk rating disaggregated by portfolio segment were as follows:

	March 31, 2023
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$594,635	$508	$2,627	$—	$597,770
Multi-family	584,348	—	3,896	—	588,244
Commercial	511,827	5,836	8,608	—	526,271
Commercial and industrial	57,935	540	709	—	59,184
Construction and land development	13,162	2,491	—	—	15,653
Consumer	243	—	—	—	243
Total	$1,762,150	$9,375	$15,840	$—	$1,787,365

	September 30, 2022
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$512,595	$512	$3,151	$—	$516,258
Multi-family	571,128	—	3,933	—	575,061
Commercial	453,321	8,085	11,578	—	472,984
Commercial and industrial	43,314	540	2,431	—	46,285
Construction and land development	10,499	2,408	—	—	12,907
Consumer	36	—	—	—	36
Total	$1,590,893	$11,545	$21,093	$—	$1,623,531

5. EQUITY COMPENSATION PLANS

The Company’s 2021 and 2018 Equity Compensation Plans (the “2021 Plan” and the “2018 Plan,” respectively), provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 265,307 shares remain available for issuance at March 31, 2023. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 19,659 shares remain available for issuance at March 31, 2023.

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

There were 10,614 stock options exercised during the three and six months ended March 31, 2023. No stock options were exercised during the three and six months ended March 31, 2022.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, October 1, 2022	227,406	$9.50	$2,298	2.45 years
Granted	—	—
Exercised	(10,614)	10.00
Forfeited	—	—
Outstanding, March 31, 2023 (1)	216,792	$9.48	$2,216	1.65 years
(1)	All outstanding options are fully vested and exercisable.

The following table presents information related to the stock option plan for the periods presented:

	Six Months Ended March 31,
(in thousands)	2023	2022
Intrinsic value of options exercised	$103	$—
Cash received from option exercises	106	—
Tax benefit from option exercises	36	—
Weighted average fair value of options granted	—	—

There was no compensation expense attributable to stock options for the three and six months ended March 31, 2023 and 2022.

Restricted Stock Awards

During the six months ended March 31, 2023, restricted stock awards of 47,080 shares were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2022	284,263	$19.78
Granted	47,080	19.87
Vested	(64,024)	20.03
Forfeited	(4,567)	20.03
Unvested, March 31, 2023	262,752	$19.73

Compensation expense attributable to restricted stock awards was $696 thousand and $401 thousand for the three months ended March 31, 2023 and 2022, respectively. Compensation expense attributable to restricted stock awards was $1.1 million and $618 thousand for the six months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $4.5 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 3.80 years. The total fair value of shares vested during the six months ended March 31, 2023 and 2022 was $1.3 million and $296 thousand, respectively.

Restricted Stock Units

Long Term Incentive Plan

Restricted stock units (“RSU”s) represent an obligation to deliver shares to a grantee at a future date if certain vesting conditions are met. RSUs are subject to a time-based vesting schedule and the satisfaction of performance conditions and are settled in shares of the Company's common stock. RSUs do not provide voting rights and RSUs may accrue dividends from the date of grant.

The following table summarizes the unvested performance-based RSU activity for the six months ended March 31, 2023:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2022	47,676	$19.73
Granted	—	—
Vested	—	—
Forfeited	(6,072)	19.73
Unvested, March 31, 2023	41,604	$19.73

No RSUs were granted during the six months ended March 31, 2023. Performance-based RSUs granted in 2022 cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2024.

Compensation expense attributable to RSUs was $98 thousand and $149 thousand, respectively, for the three and six months ended March 31, 2023. Compensation expense attributable to RSUs was $57 thousand for the three and six months ended March 31, 2022. As of March 31, 2023, there was $465 thousand of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 1.90 years.

6. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes that as of March 31, 2023, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2023 and September 30, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s actual and required capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total capital to risk-weighted assets	$200,499	13.93%	$115,143	8.00%	$151,126	10.50%	$143,929	10.00%
Tier 1 capital to risk-weighted assets	185,449	12.88%	86,357	6.00%	122,340	8.50%	115,143	8.00%
Common equity tier 1 capital to risk-weighted assets	185,449	12.88%	64,768	4.50%	100,750	7.00%	93,554	6.50%
Tier 1 capital to average total assets	185,449	9.79%	75,796	4.00%	N/A	N/A	94,745	5.00%

September 30, 2022
Total capital to risk-weighted assets	$191,355	16.32%	$93,796	8.00%	$123,107	10.50%	$117,245	10.00%
Tier 1 capital to risk-weighted assets	178,340	15.21%	70,347	6.00%	99,658	8.50%	93,796	8.00%
Common equity tier 1 capital to risk-weighted assets	178,340	15.21%	52,760	4.50%	82,071	7.00%	76,209	6.50%
Tier 1 capital to average total assets	178,340	10.90%	65,429	4.00%	N/A	N/A	81,786	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend and debt service payments is dividends received from the Bank. During the six months ended March 31, 2023 the Bank paid $3.0 million in cash dividends to the Holding Company. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of March 31, 2023, the Bank had $45.7 million of retained net income available for dividends to the Company, without obtaining regulatory approval.

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

Assets Measured at Fair Value on a Recurring Basis

The following presents fair value measurements on a recurring basis at March 31, 2023 and September 30, 2022:

	March 31, 2023
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$241	$—	$241	$—
Corporate bonds	11,608	—	10,408	1,200
Loan servicing rights	4,429	—	—	4,429
Total	$16,278	$—	$10,649	$5,629

	September 30, 2022
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$242	$—	$242	$—
Corporate bonds	12,043	—	12,043	—
Loan servicing rights	4,353	—	—	4,353
Total	$16,638	$—	$12,285	$4,353

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

The fair value of mortgage servicing rights are based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. The fair value of loan servicing rights related to residential mortgage loans at March 31, 2023 was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, a prepayment speed of 26.25% and a weighted average life ranging from 1.45 to 2.95 years. Fair value at September 30, 2022 for loan servicing rights was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, prepayment speed of 26.25% and a weighted average life ranging from 1.2 to 3.0 years.

The fair value of loan servicing rights for SBA loans at March 31, 2023 was determined based on discounted expected future cash flows using discount rates ranging from 10.33% to 35.16%, prepayment speeds ranging from 8.29% to 27.12% and a weighted average life ranging from 1.33 to 6.22 years. The fair value of loan servicing rights for SBA loans at September 30, 2022 was determined based on discounted expected future cash flows using discount rates ranging from 5.78% to 26.72%, prepayment speeds ranging from 8.42% to 24.00% and a weighted average life ranging from 1.47 to 5.79 years.

The Company has determined these are mostly unobservable inputs and considers them Level 3 inputs within the fair value hierarchy.

The following table presents the changes in mortgage servicing rights for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$4,402	$3,741	$4,353	$3,690
Additions	212	405	348	573
Adjustment to fair value	(185)	(118)	(272)	(235)
Balance at end of period	$4,429	$4,028	$4,429	$4,028

Assets Measured at Fair Value on a Non-recurring Basis

The Company had no financial instruments measured at fair value on a non-recurring basis at March 31, 2023 and September 30, 2022. The Company’s impaired loans had no related specific allowances recorded at March 31, 2023 and September 30, 2022.

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at March 31, 2023 and September 30, 2022:

	March 31, 2023
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$204,355	$204,355	$—	$—	$204,355
Securities held-to-maturity	4,263	—	4,011	—	4,011
Loans, net	1,772,486	—	—	1,727,121	1,727,121
Accrued interest receivable	10,200	—	492	9,708	10,200

Financial liabilities:
Time deposits	430,852	—	423,492	—	423,492
Demand and other deposits	1,276,422	1,276,422	—	—	1,276,422
Borrowings	136,962	—	136,255	—	136,255
Subordinated debentures	24,594	—	25,617	—	25,617
Accrued interest payable	1,391	—	1,391	—	1,391

	September 30, 2022
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$149,947	$149,947	$—	$—	$149,947
Securities held-to-maturity	4,414	—	4,095	—	4,095
Loans, net	1,610,687	—	—	1,564,991	1,564,991
Accrued interest receivable	8,546	—	219	8,327	8,546

Financial liabilities:
Time deposits	339,073	—	328,964	—	328,964
Demand and other deposits	1,189,033	1,189,033	—	—	1,189,033
Borrowings	101,752	—	99,597	—	99,597
Subordinated debentures	24,568	—	24,199	—	24,199
Accrued interest payable	915	1	914	—	915

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

9. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances

At March 31, 2023 and September 30, 2022, FHLB term borrowings outstanding were $131.0 million and $37.8 million, respectively, all of which were fixed rate.

There were no FHLB overnight borrowings outstanding at March 31, 2023. At September 30, 2022, the Company had $55.0 million in FHLB overnight borrowings outstanding at a rate of 3.29%.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by residential and commercial mortgage loans under a blanket lien arrangement at March 31, 2023 and September 30, 2022. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $209.2 million at March 31, 2023.

The following table sets forth the contractual maturities and weighted average interest rates of the Company’s fixed rate FHLB advances (in thousands):

	Balance at March 31,
	2023
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2024, rates from 0.37% to 2.96%	9,300	1.89%
2025, rates from 0.39% to 0.49%	13,860	0.43%
2026, rates from 0.56% to 4.98%	47,555	3.92%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	130,965	3.57%
Total FHLB advances	$130,965	3.57%

	Balance at September 30,
	2022
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$55,000	3.29%

2023, rates from 0.37% to 2.96%	11,860	2.23%
2024, rates from 0.39% to 2.53%	18,860	0.98%
2025, rates from 0.56% to 0.59%	7,080	0.58%
Total term advances	37,800	1.30%
Total FHLB advances	$92,800	2.48%

Federal Reserve Borrowings

At March 31, 2023 and September 30, 2022, the Company’s borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) were $6.0 million and $9.0 million, respectively. The borrowings have a rate of 0.35% and the maturity date will equal the maturity date of the underlying PPP loan pledged to secure the extension of credit. The maturity date of a PPP loan is either two or five years from origination date. The Company utilized the PPPLF to fund PPP loan production. The borrowings are secured by pledged PPP loans as of March 31, 2023 and September 30, 2022.

Correspondent Bank Borrowings

At March 31, 2023, approximately $65 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at March 31, 2023 and September 30, 2022.

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

At March 31, 2023 and September 30, 2022, the unamortized issuance costs of the Notes were $0.4 million. For the three and six months ended March 31, 2023, $21 thousand and $42 thousand, respectively, in issuance costs were recorded in interest expense. For the three and six months ended March 31, 2022, $21 thousand and $42 thousand, respectively, in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

11. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the six months ended March 31, 2023 and 2022:

Unrealized Gains and
Losses on Available-
for-Sale Debt
(in thousands)	Securities
Balance at October 1, 2022	$(620)
Other comprehensive loss, before reclassification	(321)
Amount reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive loss	(321)
Balance at March 31, 2023	$(941)

Unrealized Gains and
Losses on Available-
for-Sale Debt
(in thousands)	Securities
Balance at October 1, 2021	$256
Other comprehensive loss, before reclassification	(210)
Amount reclassified from accumulated other comprehensive income	(81)
Net current period other comprehensive loss	(291)
Balance at March 31, 2022	$(35)

The following represents the reclassification out of accumulated other comprehensive (loss) income for the three and six months ended March 31, 2023 and 2022.

	Three Months Ended		Six Months Ended
	March 31,		March 31,		Affected Line Item in Consolidated
(in thousands)	2023	2022	2023	2022	Statements of Income
Realized gains on securities available-for-sale	$—	$105	$—	$105	Gain on sale of investment securities available-for-sale, net
Tax effect	—	24	—	24	Income tax expense
Net of tax	$—	$81	$—	$81

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

Factors that may cause actual results or earnings to differ materially from such forward-looking statements include those set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as updated by the Company’s subsequent filings with the SEC and, among others, the following:

●	Changes in monetary and fiscal policies of the FRB and the U. S. Government, particularly related to changes in interest rates and inflation, may affect interest margins and the fair value of financial instruments;
●	Changes in general economic conditions, either nationally or in our market areas, that are worse than expected;
●	The ability to enhance revenue through increased market penetration, expanded lending capacity and product offerings;
●	Occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics such as COVID-19, or outbreaks of hostilities, such as between Russia and Ukraine, or the effects of climate change, and the ability of the Company to deal effectively with disruptions caused by the foregoing;
●	The effects of recent bank failures that lead to uncertainty and concerns regarding the liquidity positions of the banking sector;
●	Legislative, regulatory or policy changes;
●	Downturns in demand for loan, deposit and other financial services in the Company’s market area;
●	Increased competition from other banks and non-bank providers of financial services;
●	Technological changes and increased technology-related costs; and
●	Changes in accounting principles, or the application of generally accepted accounting principles.

Because these forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this document. All subsequent written and oral forward-looking statements concerning matters addressed in this document and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this document. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

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

The Bank operates as a locally headquartered, community-oriented bank, serving customers throughout the New York metro area from offices in Nassau, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York and Freehold in Monmouth County, New Jersey. We also expect to open the Bank’s Hauppauge Business Banking Center in Hauppauge, Suffolk County, New York in May 2023. This location will become the nexus of commercial lending and deposit activity for our expanded C&I banking initiatives. These initiatives are integral to our commitment to diversify our loans and sources of funding as we fill the void left by the diminishing number of commercial banks on Long Island and in the wider NYC Metro area. With a passion for excellence in our approach to products, services, and solutions, we strive to create a first-class banking experience that exceeds our clients’ expectations, shows our employees they are our greatest resource, positively impacts the communities we serve and inspires the confidence of our shareholders and stakeholders. We offer personal and business loans on a secured and unsecured basis, SBA and USDA guaranteed loans, revolving lines of credit, commercial mortgage loans, and one- to four-family non-qualified mortgages secured by primary and secondary residences that may be owner occupied or investment properties, home equity loans, bridge loans and other personal purpose loans.

The Bank works to provide more direct, personal attention to customers than management believes is offered by competing financial institutions, the majority of which are branch offices of banks headquartered outside of the Bank’s primary trade area. By striving to employ professional, responsive and knowledgeable staff, the Bank believes it offers a superior level of service to its customers. As a result of senior management’s availability for consultation on a daily basis, the Bank believes it offers customers a quicker response on loan applications and other banking transactions, as well as greater and earlier certainty as to whether these transactions will actually close, than competitors, whose decisions may take longer and be made in distant headquarters.

The Bank has historically been able to generate additional income by strategically originating and selling residential and government guaranteed loans to other financial institutions at premiums, while also retaining servicing rights in some sales. However, due to the pace of interest rate increases over the last year, the residential loan sale market remains inactive, and the Bank continues originating residential loans for its own portfolio. The Bank is an approved SBA Preferred Lender, enabling the Bank to process SBA applications under delegated authority from the SBA and enhancing the Bank’s ability to compete more effectively for SBA lending opportunities. With respect to the sale of government guaranteed loans, we continue to expect reduced secondary market sale premiums on a year-over-year basis in the current interest rate environment.

As part of our efforts to diversify our loan portfolio away from loans secured by commercial real estate, we expect the pace and volume of C&I, SBA and USDA guaranteed loans to increase with the ongoing addition of related lending personnel. Commencing in 2022, we expanded our government guaranteed activities nationally with the ongoing expansion of our SBA and USDA Banking Team and we recruited a C&I Banking Team that continues to expand as we pursue new lending and core deposit growth opportunities.

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

Financial Performance Summary

As of or for the three and six months ended March 31, 2023 and 2022

(dollars in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue (1)	$15,680	$17,416	$32,355	$35,061
Non-interest expense	10,567	9,357	18,838	17,622
Provision for loan losses	932	500	2,432	1,400
Net income	3,209	5,860	8,547	12,397
Net income per share - diluted	0.43	1.00	1.15	2.15
Return on average assets	0.68%	1.63%	0.92%	1.72%
Return on average stockholders' equity (2)	7.24%	17.83%	9.64%	19.16%
Tier 1 leverage ratio	9.79%	10.06%	9.79%	10.06%
Common equity tier 1 risk-based capital ratio	12.88%	14.76%	12.88%	14.76%
Tier 1 risk-based capital ratio	12.88%	14.76%	12.88%	14.76%
Total risk-based capital ratio	13.93%	15.85%	13.93%	15.85%
Tangible common equity ratio (non-GAAP) (2)	7.84%	7.90%	7.84%	7.90%
Total stockholders' equity/total assets (3)	8.71%	9.13%	8.71%	9.13%
(1)	Represents net interest income plus total non-interest income.
(2)	Includes common stock and Series A preferred stock for the periods ended March 31, 2023.
(3)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.

At March 31, 2023 the Company, on a consolidated basis, had total assets of $2.1 billion, total deposits of $1.7 billion and total stockholders’ equity of $180.5 million. The Company recorded net income of $3.2 million, or $0.43 per diluted share (including Series A preferred shares), for the three months ended March 31, 2023 compared to net income of $5.9 million, or $1.00 per diluted share, for the same period in 2022 and $8.5 million, or $1.15 per diluted share, for the six months ended March 31, 2023 compared to net income of $12.4 million, or $2.15 per diluted share, for the same period in 2022.

The $2.7 million decrease in earnings for the three months ended March 31, 2023, versus the comparable 2022 period was primarily due to a $0.9 million decrease in non-interest income coupled with a $1.2 million increase in non-interest expense and a $432 thousand increase in the provision for loan losses expense. The $3.9 million decrease in earnings for the six months ended March 31, 2023, versus the comparable 2022 period resulted primarily from a $1.9 million decrease in non-interest income; a $1.2 million increase in non-interest expense; a $1.0 million increase in the provision for loan losses expense and a decrease in purchase accounting accretion.

The Company’s return on average assets and return on average stockholders’ equity were 0.68% and 7.24%, respectively, for the three months ended March 31, 2023, versus 1.63% and 17.83%, respectively, for the comparable 2022 period, and 0.92% and 9.64% for the six months ended March 31, 2023, versus 1.72% and 19.16%, respectively, for the prior year period.

Total non-accrual loans at March 31, 2023 were $10.3 million, or 0.58% of total loans, compared to $12.3 million, or 0.76% of total loans at September 30, 2022 and $10.5 million, or 0.81% of total loans, at March 31, 2022. The allowance for loan losses as a percentage of total non-accrual loans amounted to 144%, 105% and 94% at March 31, 2023, September 30, 2022 and March 31, 2022, respectively.

The Company’s operating efficiency ratio was 67.4% for the three months ended March 31, 2023, versus 54.1% a year ago. The increase in the operating efficiency ratio was due to the decreases in non-interest income and net interest income, as a result of the rapid rise in interest rates, and an increase in non-interest expense.

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

Financial Condition – Total assets of the Company were $2.1 billion at March 31, 2023, versus $1.8 billion at September 30, 2022. Total loans at March 31, 2023 were $1.8 billion, compared to total loans of $1.6 billion at September 30, 2022. Total deposits were $1.7 billion at March 31, 2023, versus $1.5 billion at September 30, 2022. Total borrowings and subordinated debt at March 31, 2023 were $161.6 million, including $131.0 million of outstanding FHLB advances, compared to $126.3 million at September 30, 2022.

For the six months ended March 31, 2023, the Company’s loan portfolio, net of sales, grew by $163.8 million to $1.8 billion. At March 31, 2023, the residential loan portfolio amounted to $597.8 million, or 33.4% of total loans. Commercial real estate loans, including multi-family loans and construction and land development loans, continue to make up a greater proportion of our loan portfolio and totaled $1.1 billion or 63.2% of total loans at March 31, 2023. Commercial loans, including PPP loans, totaled $59.2 million or 3.3% of total loans.

Total deposits were $1.7 billion at March 31, 2023, versus $1.5 billion at September 30, 2022. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 74.8% and 77.8% of total deposits at March 31, 2023 and September 30, 2022, respectively. At those dates, demand deposit balances represented 10.5% and 14.3% of total deposits. The Company’s municipal deposit program is built on long-standing relationships developed in the local marketplace. During the recent challenges and disruptions faced in our industry, we not only maintained all previous municipal relationships but also added new municipal customers and additional deposits. This core deposit business will continue to provide a stable source of funding for the Company’s lending products at costs lower than both consumer deposits and market-based borrowings. At March 31, 2023, total municipal deposits were $449.7 million, representing 26.3% of total deposits, compared to $416.9 million at September 30, 2022, representing 27.3% of total deposits. The rate on the municipal deposit portfolio was 3.59% at March 31, 2023.

Borrowings at March 31, 2023 were $137.0 million, including $6.0 million in PPPLF funding, versus $101.8 million, including $9.0 million in PPPLF funding at September 30, 2022. PPPLF borrowings declined as borrowers received forgiveness or have made payments on PPP loans. At March 31, 2023, the Company had $131.0 million of outstanding FHLB advances as compared to $92.8 million at September 30, 2022. The Company added $100.7 million of extended duration FHLB term advances in March 2023 to provide additional liquidity and enhance the interest rate sensitivity profile.

Liquidity and Capital Resources – Liquidity management is defined as ability of the Company and the Bank to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve, FHLB and correspondent banks, which totaled $204.0 million and $150.0 million at March 31, 2023 and September 30, 2022, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks and the ability to sell or pledge marketable assets and access to lines of credit. At March 31, 2023, liquidity sources, which includes cash and unencumbered securities and secured and unsecured funding capacity, totaled $602.2 million, representing approximately 216% of uninsured deposit balances.

Liquidity is continuously monitored, allowing management to better understand and react to emerging balance sheet trends, including temporary mismatches with regard to sources and uses of funds. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost. These funds can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect the Company’s ability to meet liquidity needs, including variations in the markets served, loan demand, its asset/liability mix, its reputation and credit standing in its markets and general economic conditions. Borrowings and the scheduled amortization of investment securities and loans are more predictable funding sources. Deposit flows and securities and loan prepayments are somewhat less predictable as they are often subject to external factors. Among these are changes in the local and national economies, competition from other financial institutions and changes in market interest rates.

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At March 31, 2023, total deposits were $1.7 billion, of which $328.2 million were time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At March 31, 2023 and September 30, 2022, the Company had $137.0 million and $101.8 million, respectively, in borrowings outstanding.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At March 31, 2023, the Bank had access to approximately $933.3 million in FHLB lines of credit for overnight or term borrowings, of which $453.2 million securing municipal letters of credit, and $131.0 million in term borrowings were outstanding. At March 31, 2023, the Bank had access to approximately $65 million in unsecured lines of credit extended by correspondent banks, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at March 31, 2023.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over the short and long terms. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity increased to $180.5 million at March 31, 2023 from $172.6 million at September 30, 2022, primarily due to net income recorded during the six months ended March 31, 2023.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.79%, 12.88%, 12.88% and 13.93%, respectively, at March 31, 2023, exceeding all regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. At March 31, 2023, the Bank’s capital buffer was in excess of requirements.

The Company did not repurchase any shares of its common stock during the six months ended March 31, 2023.

The Company’s total stockholders’ equity to total assets ratio and tangible common equity to tangible assets ratio (“TCE ratio”) were 8.71% and 7.84%, respectively, at March 31, 2023, versus 9.38% and 8.41%, respectively, at September 30, 2022 and 9.13% and 7.90%, respectively, at March 31, 2022. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP TCE ratio presented herein. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total stockholders’ equity and tangible assets to U.S. GAAP total assets at March 31, 2023 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity (3)	$180,522	Total assets	$2,071,720	8.71%	(1)
Less: goodwill	(19,168)	Less: goodwill	(19,168)
Less: core deposit intangible	(362)	Less: core deposit intangible	(362)
Tangible common equity (3)	$160,992	Tangible assets	$2,052,190	7.84%	(2)
(1)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio
(3)	Includes common stock and Series A preferred stock.

All dividends must conform to applicable statutory and regulatory requirements. The Company’s ability to pay dividends to stockholders depends on the Bank’s ability to pay dividends to the Company. Additionally, the ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Under New York law, a bank may pay a dividend on its common stock only out of net profits, and must obtain the approval of the Superintendent of the DFS if the total of all dividends declared by a bank or trust company in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

The Company’s Board of Directors approved the payment of a $0.10 per share cash dividend on both common and Series A preferred shares payable on May 17, 2023 to stockholders of record on May 10, 2023.

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

Commitments to extend credit are agreements to lend to customers provided there are no violations of any conditions established under the loan agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, income-producing commercial properties and other real estate. At March 31, 2023 and September 30, 2022, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $63 million and $73 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2023 and September 30, 2022, letters of credit outstanding were approximately $488 thousand and $817 thousand, respectively.

Results of Operations – Comparison of the Three Months Ended March 31, 2023 and 2022 – The Company recorded net income of $3.2 million during the three months ended March 31, 2023, versus net income of $5.9 million in the comparable three month period a year ago. The decline in earnings for the three months ended March 31, 2023, versus the comparable 2022 quarter resulted primarily from a $0.9 million decrease in non-interest income, a $1.2 million increase in non-interest expense and a $432 thousand increase in the provision for loan losses expense, which included a required accounting charge related to the the write-off of two purchased credit impaired loans, totaling $407 thousand, acquired in the Savoy Bank acquisition and a decrease in purchase accounting accretion. Gains on the sales of the guaranteed portions of SBA loans were lower than expected in the quarter primarily due to the continuing impact of depressed secondary market premiums and loan closing delays due to borrower considerations.

Net Interest Income and Margin

The $0.8 million decline in net interest income for the three months ended March 31, 2023, versus the comparable 2022 quarter was largely due to the compression of the Company’s net interest margin to 3.04% in the 2023 quarter from 4.26% in the comparable 2022 quarter. The yield on interest earning assets increased to 5.47% in the 2023 quarter from 4.60% in the comparable 2022 quarter, an increase of 87 basis points. This increase was offset by a 250 basis point increase in the cost of interest-bearing liabilities to 2.94% in 2023 from 0.44% in the second fiscal quarter of 2022, due to the rapid and significant rise in interest rates and, to a lesser extent, the Company’s decision to increase liquidity as a result of recent industry events. Included in net interest income was accretion and amortization of purchase accounting adjustments arising from the acquisition of Savoy Bank of $306 thousand during the three months ended March 31, 2023 and $1.3 million in the three months ended March 31, 2022. Excluding these purchase accounting adjustments, the adjusted net interest margin was 2.97% and 3.86% in the quarter ended March 31, 2023 and 2022, respectively.

NET INTEREST INCOME ANALYSIS

For the Three Months Ended March 31, 2023 and 2022

(dollars in thousands)

	2023			2022
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets
Loans	$1,766,679	$23,941	5.50%	$1,274,485	$15,749	5.01%
Investment securities	16,408	198	4.89%	11,547	106	3.72%
Interest-earning cash	68,308	788	4.68%	114,889	45	0.16%
FHLB stock and other investments	6,387	133	8.45%	4,062	41	4.09%
Total interest-earning assets	1,857,782	25,060	5.47%	1,404,983	15,941	4.60%
Non interest-earning assets:
Cash and due from banks	9,809			8,405
Other assets	54,014			47,243
Total assets	$1,921,605			$1,460,631

Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$1,012,839	$7,792	3.12%	$696,240	$345	0.20%
Time deposits	408,646	2,383	2.36%	306,363	401	0.53%
Total interest-bearing deposits	1,421,485	10,175	2.90%	1,002,603	746	0.30%
Borrowings	88,134	627	2.89%	87,948	117	0.54%
Subordinated debentures	24,586	334	5.51%	24,527	334	5.52%
Total interest-bearing liabilities	1,534,205	11,136	2.94%	1,115,078	1,197	0.44%
Demand deposits	182,199			199,630
Other liabilities	25,291			12,662
Total liabilities	1,741,695			1,327,370
Stockholders' equity	179,910			133,261
Total liabilities and stockholders' equity	$1,921,605			$1,460,631
Net interest rate spread			2.53%			4.16%
Net interest income/margin		$13,924	3.04%		$14,744	4.26%

Provision and Allowance for Loan Losses

The Company recorded a $0.9 million provision for loan losses expense for the three months ended March 31, 2023, versus $0.5 million recorded for the comparable period in 2022. The adequacy of the provision and the resulting allowance for loan losses, which was $14.9 million at March 31, 2023, is determined by management’s ongoing review of the loan portfolio including, among other things, impaired loans, past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect borrower’s ability to repay and estimated fair value of any underlying collateral securing loans. Moreover, management evaluates changes, if any, in underwriting standards; collection, charge-off and recovery practices; the nature or volume of the portfolio, lending staff and concentration of loans; as well as current economic conditions and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimable losses at March 31, 2023. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income decreased by $0.9 million for the three months ended March 31, 2023 versus the comparable 2022 period. This decline was largely driven by a $0.6 million decrease in net gain on sale of loans. For the three months ended March 31, 2023 and 2022, the Company sold loans totaling approximately $12.8 million and $16.2 million, respectively, recognizing net gains of $1.0 million and $1.6 million, respectively. Gains on the sales of the guaranteed portions of SBA loans were lower than expected in the quarter primarily due to the continuing impact of depressed secondary market premiums and loan closing delays due to borrower considerations.

Non-Interest Income

For the three and six months ended March 31, 2023 and 2022

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2023	2022	2023	2022
Loan servicing and fee income	$539	$734	$1,217	$1,424
Service charges on deposit accounts	67	46	130	109
Net gain on sale of loans held for sale	995	1,575	1,573	3,067
Net gain on sale of investments available-for-sale	—	105	—	105
Other income	155	212	247	343
Total non-interest income	$1,756	$2,672	$3,167	$5,048

Non-interest Expense

Total non-interest expense increased by $1.2 million for the three months ended March 31, 2023 versus the comparable 2022 quarter. The increase in non-interest expense was primarily due to increases in occupancy and equipment, legal and consulting fees and regulatory assessments.  Included in salaries and employee benefits expense in the first quarter of 2023 were expenses related to staffing of SBA & USDA and C&I Banking Teams, severance payments for the reduction of commercial real estate lending and other staff in January 2023 and the accelerated recognition of restricted stock compensation expense for an executive who retired this quarter. These expenses were offset by lower incentive compensation due to intentionally reduced lending activity resulting to the decline in salaries and employee benefits expense in the three months ended March 31, 2023 versus the comparable 2022 quarter.

Non-Interest Expense

For the three and six months ended March 31, 2023 and 2022

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2023	2022	2023	2022
Salaries and employee benefits	$5,564	$5,618	$9,896	$10,557
Occupancy and equipment	1,537	1,370	3,014	2,783
Data processing	441	392	859	759
Advertising and promotion	183	153	333	186
Professional fees	881	640	1,564	1,139
Other expenses	1,961	1,184	3,172	2,198
Total non-interest expense	$10,567	$9,357	$18,838	$17,622

The Company recorded income tax expense of $1.0 million for an effective tax rate of 23.2% for the three months ended March 31, 2023, versus income tax expense of $1.7 million for an effective tax rate of 22.5% in the comparable 2022 period.

Results of Operations – Comparison of the Six Months Ended March 31, 2023 and 2022 – The Company recorded net income of $8.5 million during the six months ended March 31, 2023, versus net income of $12.4 million in the comparable six months a year ago. The decline in earnings for the six months ended March 31, 2023, versus the comparable 2022 period resulted primarily from a $1.9 million decrease in non-interest income; a $1.2 million increase in non-interest expense; a $1.0 million increase in the provision for loan losses expense due to growth in the loan portfolio and the charge-off of two purchased credit impaired loans, totaling $457 thousand, acquired in the Savoy Bank acquisition; and a decrease in purchase accounting accretion.

Net Interest Income and Margin

The $0.8 million decline in net interest income for the six months ended March 31, 2023, versus the comparable 2022 period was largely due to the compression of the Company’s net interest margin to 3.26% in the 2023 six month period from 4.32% in the comparable 2022 period. The margin compression reflects the effects of the rapid and significant rise in interest rates and the competitive deposit environment. The yield on interest earning assets increased to 5.32% in the 2023 six month period from 4.69% in the comparable 2022 period, an increase of 63 basis points, offset by a 207 basis point increase in the cost of interest-bearing liabilities to 2.53% in 2023 from 0.46% in the 2022 six month period. Included in net interest income was accretion and amortization of purchase accounting adjustments of $0.6 million during the six months ended March 31, 2023 and $2.9 million in the six months ended March 31, 2022 arising from the acquisition of Savoy Bank. Excluding these purchase accounting adjustments, the adjusted net interest margin was 3.20% and 3.90% in the six months ended March 31, 2023 and 2022, respectively.

NET INTEREST INCOME ANALYSIS

For the Six Months Ended March 31, 2023 and 2022

(dollars in thousands)

	2023			2022
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Loans(1)(2)	$1,723,601	$45,920	5.34%	$1,264,043	$32,130	5.10%
Investment securities(1)	16,459	410	5.00%	13,613	260	3.83%
Interest-earning cash	48,580	1,063	4.39%	110,729	84	0.15%
FHLB stock and other investments	6,439	239	7.44%	4,664	83	3.57%
Total interest-earning assets	1,795,079	47,632	5.32%	1,393,049	32,557	4.69%
Non interest-earning assets:
Cash and due from banks	10,216			8,334
Other assets	53,245			48,136
Total assets	$1,858,540			$1,449,519

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, NOW and money market deposits	$961,225	$12,556	2.62%	$652,268	$711	0.22%
Time deposits	383,041	3,930	2.06%	326,626	892	0.55%
Total interest-bearing deposits	1,344,266	16,486	2.46%	978,894	1,603	0.33%
Borrowings	93,412	1,291	2.77%	107,213	277	0.52%
Subordinated debentures	24,580	667	5.44%	24,513	664	5.43%
Total interest-bearing liabilities	1,462,258	18,444	2.53%	1,110,620	2,544	0.46%
Demand deposits	193,349			195,854
Other liabilities	25,039			13,254
Total liabilities	1,680,646			1,319,728
Stockholders' equity	177,894			129,791
Total liabilities and stockholders' equity	$1,858,540			$1,449,519
Net interest rate spread			2.79%			4.23%
Net interest income/margin		$29,188	3.26%		$30,013	4.32%

Provision for Loan Losses

The Company recorded a $2.4 million provision for loan losses expense for the six months ended March 31, 2023, versus $1.4 million recorded for the comparable period in 2022. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income decreased by $1.9 million for the six months ended March 31, 2023, versus the comparable 2022 period. This decline was largely driven by the $1.5 million decrease in net gain on sale of loans. For the six months ended March 31, 2023 and 2022, the Company sold loans totaling approximately $20.8 million and $51.4 million, respectively, recognizing net gains of $1.6 million and $3.1 million, respectively. Gains on the sales of the guaranteed portion of SBA loans were lower than expected in the 2023 six months period primarily due to the continuing impact of depressed secondary market premiums and loan closing delays due to borrower considerations.

Non-interest Expense

Total non-interest expense increased by $1.2 million for the six months ended March 31, 2023, versus the comparable 2022 period. The increase in non-interest expense was primarily due to increases in occupancy and equipment, legal and consulting fees and regulatory assessments. Salaries and employee benefits expense declined in the six months ended March 31, 2023 compared to the comparable period of 2022 for the same reasons discussed above for the quarter over quarter comparisons.

The Company recorded income tax expense of $2.5 million for an effective tax rate of 22.9% for the six months ended March 31, 2023, versus income tax expense of $3.6 million for an effective tax rate of 22.7% in the comparable 2022 period.

Asset Quality - Total non-accrual loans at March 31, 2023 were $10.3 million, or 0.58% of total loans, compared to $12.3 million, or 0.76% of total loans at September 30, 2022 and $10.5 million, or 0.81% of total loans, at March 31, 2022. The allowance for loan losses as a percentage of total non-accrual loans amounted to 144%, 105% and 94% at March 31, 2023, September 30, 2022 and March 31, 2022, respectively.

Total accruing loans delinquent 30 days or more, excluding purchased credit-impaired loans, amounted to $9.0 million, $2.9 million and $3.3 million at March 31, 2023, September 30, 2022 and March 31, 2022, respectively.

Total loans having credit risk ratings of Special Mention or Substandard were $25.2 million at March 31, 2023, versus $32.6 million at September 30, 2022. These were mainly from the acquired loan portfolio of Savoy Bank. The acquired portfolio has a large component of SBA loans, which were supported through the COVID-pandemic with assistance from the SBA. The Company’s Special Mention and Substandard loans were comprised of residential real estate, multi-family, commercial real estate loans, commercial and industrial loans (including SBA facilities) and construction loans at March 31, 2023. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At March 31, 2023, the Company had $1.8 million in troubled debt restructurings (“TDRs”), consisting of residential real estate loans. The Company had TDRs amounting to $2.3 million and $1.3 million at September 30, 2022 and March 31, 2022, respectively.

At March 31, 2023, the Company’s allowance for loan losses amounted to $14.9 million or 0.83% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 0.79% at September 30, 2022 and 0.77% at March 31, 2022. The Company recorded loan charge-offs during the three months ended March 31, 2023 and September 30, 2022 of $457 thousand and $92 thousand, respectively. The Company recorded no loan charge-offs during the three months ended March 31, 2022.

The Company recorded a $0.9 million provision for loan losses expense for the three months ended March 31, 2023, versus $0.5 million recorded for the comparable period in 2022. Adjustments to the Company’s loss experience is based on management’s evaluation of several environmental factors, including: changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments; changes in the nature and volume of the Company’s portfolio and in the terms of the Company’s loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans; changes in the quality of the Company’s loan review system; changes in lending policies, procedures and strategies; changes in the value of underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

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

ASSET QUALITY

March 31, 2023 versus September 30, 2022 and March 31, 2022

(dollars in thousands)

	As of or for the three months ended
	3/31/2023	9/30/2022	3/31/2022
Non-accrual loans	$10,317	$12,281	$10,470
Non-accrual loans held for sale	—	—	—
Loans greater than 90 days past due	714	1,231	1,483
Other real estate owned	—	—	—
Total non-performing assets (1)	$11,031	$13,512	$11,953

Performing TDRs	$1,758	$2,370	$1,336

Loans held for sale	—	—	—
Loans held for investment	1,787,365	1,623,531	1,289,041

Allowance for loan losses:
Beginning balance	$14,404	$10,886	$9,386
Provision	932	2,050	500
Charge-offs	(457)	(92)	—
Recoveries	—	—	—
Ending balance	$14,879	$12,844	$9,886

Allowance for loan losses as a % of total loans (2)	0.83%	0.79%	0.77%

Allowance for loan losses as a % of non-accrual loans (2)	144%	105%	94%

Non-accrual loans as a % of total loans (2)	0.58%	0.76%	0.81%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	0.62%	0.83%	0.93%

Non-performing assets as a % of total assets	0.53%	0.73%	0.81%

Non-performing assets and performing TDRs, to total loans held for sale and investment	0.72%	0.98%	1.03%
(1)	Non-performing assets defined as non-accrual loans, non-accrual loans held for sale, loans greater than 90 days past due and other real estate owned.
(2)	Excludes loans held for sale.

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

The Company utilizes a number of strategies to manage interest rate risk including, but not limited to: (i) balancing the types and structures of interest-earning assets and interest-bearing liabilities by diversifying mix, coupons, maturities and/or repricing characteristics, and (ii) reducing the overall interest rate sensitivity of liabilities by emphasizing core and/or longer-term deposits; utilizing FHLB advances and wholesale deposits for our interest rate risk profile.

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at March 31,2023 (dollars in thousands). The results are within the Company’s policy limits.

At March 31, 2023
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII(1)

(basis points)	EVE	Amount	%	(basis points)	NII(1)	Amount	%
+400	$80,350	$(88,446)	(52.4)	+400	$42,677	$(10,139)	(19.2)
+300	100,871	(67,925)	(40.2)	+300	45,196	(7,620)	(14.4)
+200	122,406	(46,390)	(27.5)	+200	47,774	(5,042)	(9.5)
+100	146,502	(22,294)	(13.2)	+100	50,369	(2,447)	(4.6)
0	168,796			0	52,816
-100	186,694	17,898	10.6	-100	55,143	2,327	4.4
(1)	Assumes 12 month time horizon.

Certain model limitations are inherent in the methodology used in the EVE and net interest income measurements. The models require the making of certain assumptions which may tend to oversimplify the way actual yields and costs respond to changes in market interest rates. The models assume that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured, thus they do not consider the Company’s strategic plans, or any other steps it may take to respond to changes in rates over the forecasted period of time. Additionally, the models assume immediate changes in interest rates, based on yield curves as of a point-in-time, which are reflected in a parallel, instantaneous and uniform manner across all yield curves, when in reality changes may rarely be of this nature. The models also utilize data derived from historical performance and as interest rates change the actual performance of loan prepayments, rate sensitivities, and average life assumptions may deviate from assumptions utilized in the models and can impact the results. Accordingly, although the above measurements provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates. Given the unique nature of the post-pandemic interest rate environment and the speed with which interest rates have been changing, the projections noted above on the Company’s EVE and net interest income and can be expected to differ from actual results.

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

ITEM 1A. – RISK FACTORS

There have been no material changes to the risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the Securities and Exchange Commission other than as described below.

Risks Related to Recent Events Impacting the Financial Services Industry

Recent events impacting the financial services industry, including the failure of Silicon Valley Bank and Signature Bank, have resulted in decreased confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These recent events have, and could continue to, adversely impact the market price and volatility of the Company’s common stock.

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. Inability to access short-term funding, loss of client deposits or changes in our credit ratings could increase the cost of funding, limit access to capital markets or negatively impact our overall liquidity or capitalization. We may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause substantial and cascading disruption within the financial markets and increased expenses. The cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

Not applicable.

ITEM 6. – EXHIBITS

10.1	Second Amended and Restated Employment Agreement by and between Mr. Wilcox and Hanover Community Bank (1)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER BANCORP, INC.

Dated: May 12, 2023	/s/ Michael P. Puorro
Michael P. Puorro
Chairman & Chief Executive Officer
(principal executive officer)

Dated: May 12, 2023	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)