Form 10-Q
period 2023-06-30
Hanover Bancorp, Inc. /NY
filed 2023-08-11
CIK 1828588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	7,184,120 Shares
(Title of Class)	(Outstanding as of July 31, 2023)

HANOVER BANCORP, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2023

PART I

ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

	June 30, 2023	September 30, 2022
ASSETS	(unaudited)
Cash and non-interest-bearing deposits due from banks	$5,410	$9,934
Interest-bearing deposits due from banks	205,656	139,559
Federal funds sold	467	454
Total cash and cash equivalents	211,533	149,947
Securities:
Held to maturity (fair value of $3,883 and $4,095, respectively)	4,180	4,414
Available for sale, at fair value	11,094	12,285
Total securities	15,274	16,699
Loans held for investment	1,823,503	1,623,531
Allowance for loan losses	(15,369)	(12,844)
Loans held for investment, net	1,808,134	1,610,687
Premises and equipment, net	16,256	14,462
Operating lease assets	10,602	—
Accrued interest receivable	10,189	8,546
Prepaid pension	3,565	3,444
Stock in Federal Home Loan Bank ("FHLB"), at cost	15,772	6,280
Goodwill	19,168	19,168
Other intangible assets	344	399
Loan servicing rights	4,375	4,353
Deferred income taxes	1,934	2,508
Other assets	4,637	3,565
TOTAL ASSETS	$2,121,783	$1,840,058
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$180,303	$219,225
Savings, NOW and money market	956,831	969,808
Time	456,505	339,073
Total deposits	1,593,639	1,528,106
Borrowings	293,849	101,752
Subordinated debentures	24,608	24,568
Operating lease liabilities	11,309	—
Accrued interest payable	1,242	915
Other liabilities	14,330	12,133
TOTAL LIABILITIES	1,938,977	1,667,474
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, Series A (par value $0.01; 15,000,000 shares authorized; issued and outstanding 150,000 and none, respectively)	2,963	—
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 7,184,120 and 7,285,648, respectively)	72	73
Surplus	125,276	126,656
Retained earnings	55,904	46,475
Accumulated other comprehensive loss, net of tax	(1,409)	(620)
TOTAL STOCKHOLDERS' EQUITY	182,806	172,584
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,121,783	$1,840,058

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans	$25,581	$15,842	$71,501	$47,972
Taxable securities	198	98	608	358
Other interest income	2,680	319	3,982	486
Total interest income	28,459	16,259	76,091	48,816
INTEREST EXPENSE
Savings, NOW and money market deposits	9,905	579	22,461	1,290
Time deposits	3,214	427	7,144	1,319
Borrowings	1,835	433	3,793	1,374
Total interest expense	14,954	1,439	33,398	3,983
Net interest income	13,505	14,820	42,693	44,833
Provision for loan losses	500	1,000	2,932	2,400
Net interest income after provision for loan losses	13,005	13,820	39,761	42,433
NON-INTEREST INCOME
Loan servicing and fee income	811	779	2,028	2,203
Service charges on deposit accounts	70	60	200	169
Gain on sale of loans held-for-sale	1,052	849	2,625	3,916
Gain on sale of securities available-for-sale	—	—	—	105
Other income	41	140	288	483
Total non-interest income	1,974	1,828	5,141	6,876
NON-INTEREST EXPENSE
Salaries and employee benefits	5,405	4,843	15,301	15,400
Occupancy and equipment	1,587	1,394	4,601	4,177
Data processing	576	374	1,435	1,133
Advertising and promotion	200	112	533	298
Acquisition costs	—	250	—	250
Professional fees	781	579	2,345	1,718
Federal deposit insurance premiums	357	90	873	260
Other expenses	1,660	1,088	4,316	3,116
Total non-interest expense	10,566	8,730	29,404	26,352
Income before income tax expense	4,413	6,918	15,498	22,957
Income tax expense	1,319	1,585	3,857	5,227
NET INCOME	$3,094	$5,333	$11,641	$17,730
Earnings per share:
BASIC	$0.42	$0.81	$1.59	$2.97
DILUTED	$0.42	$0.80	$1.57	$2.92

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$3,094	$5,333	$11,641	$17,730
Other comprehensive (loss) income, net of tax:
Unrealized losses on investment securities available for sale:
Change in unrealized loss on securities available for sale arising during the period, net of tax of ($163), ($65), ($251) and ($224), respectively	(579)	(241)	(900)	(451)
Reclassification adjustment for gains realized in net income, net of tax of $0, $0, $0 and ($24), respectively	—	—	—	(81)
Net change in unrealized gains (losses) on securities available for sale	(579)	(241)	(900)	(532)
Unrealized gains on cash flow hedges:
Change in unrealized gain on cash flow hedges arising during the period, net of tax of $31, $0, $31 and $0, respectively	111	—	111	—
Total other comprehensive loss, net of tax	(468)	(241)	(789)	(532)
Total comprehensive income, net of tax	$2,626	$5,092	$10,852	$17,198

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three and Nine Months Ended June 30, 2023
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net	Equity
Beginning balance as of October 1, 2022	7,285,648	$—	$73	$126,656	$46,475	$(620)	$172,584
Net income	—	—	—	—	5,338	—	5,338
Other comprehensive loss, net of tax	—	—	—	—	—	(95)	(95)
Cash dividends declared ($0.10 per share)	—	—	—	—	(739)	—	(739)
Stock-based compensation	—	—	—	439	—	—	439
Stock awards granted	3,000	—	—	—	—	—	—
Shares received related to tax withholding	(262)	—	—	(5)	—	—	(5)
Preferred stock issued in exchange for common stock	(150,000)	2,963	(2)	(2,961)	—	—	—
Exercise of stock options	10,614	—	—	106	—	—	106
Ending balance as of December 31, 2022	7,149,000	$2,963	$71	$124,235	$51,074	$(715)	$177,628

Net income	—	—	—	—	3,209	—	3,209
Other comprehensive loss, net of tax	—	—	—	—	—	(226)	(226)
Cash dividends declared ($0.10 per share)	—	—	—	—	(738)	—	(738)
Stock-based compensation	—	—	—	794	—	—	794
Stock awards granted, net of forfeitures	39,513	—	1	(1)	—	—	—
Shares received related to tax withholding	(7,421)	—	—	(145)	—	—	(145)
Ending balance as of March 31, 2023	7,181,092	$2,963	$72	$124,883	$53,545	$(941)	$180,522

Net income	—	—	—	—	3,094	—	3,094
Other comprehensive loss, net of tax	—	—	—	—	—	(468)	(468)
Cash dividends declared ($0.10 per share)	—	—	—	—	(735)	—	(735)
Stock-based compensation	—	—	—	401	—	—	401
Stock awards granted	3,500	—	—	—	—	—	—
Shares received related to tax withholding	(472)	—	—	(8)	—	—	(8)
Ending balance as of June 30, 2023	7,184,120	$2,963	$72	$125,276	$55,904	$(1,409)	$182,806

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued)

(Dollars in thousands, except share and per share data)

	For the Three and Nine Months Ended June 30, 2022
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	(Loss) Income, Net	Equity
Beginning balance as of October 1, 2021	5,563,426	$—	$56	$97,246	$24,971	$256	$122,529
Net income	—	—	—	—	6,537	—	6,537
Other comprehensive income, net of tax	—	—	—	—	—	54	54
Issuance of common stock in lieu of directors' fees	2,384	—	—	42	—	—	42
Stock-based compensation, net	(3,011)	—	—	217	—	—	217
Ending balance as of December 31, 2021	5,562,799	$—	$56	$97,505	$31,508	$310	$129,379

Net income	—	—	—	—	5,860	—	5,860
Other comprehensive loss, net of tax	—	—	—	—	—	(345)	(345)
Cash dividends declared ($0.10 per share)	—	—	—	—	(588)	—	(588)
Stock-based compensation	—	—	—	462	—	—	462
Stock awards granted, net of forfeitures	266,770	—	2	(2)	—	—	—
Ending balance as of March 31, 2022	5,829,569	$—	$58	$97,965	$36,780	$(35)	$134,768

Net income	—	—	—	—	5,333	—	5,333
Other comprehensive loss, net of tax	—	—	—	—	—	(241)	(241)
Cash dividends declared ($0.10 per share)	—	—	—	—	(734)	—	(734)
Stock-based compensation	—	—	—	564	—	—	564
Stock awards granted, net of forfeitures	1,482	—	—	—	—	—	—
Shares received related to tax withholding	(677)	—	—	(28)	—	—	(28)
Common stock issued in Initial Public Offering ("IPO")	1,466,250	—	15	27,714	—	—	27,729
Ending balance as of June 30, 2022	7,296,624	$—	$73	$126,215	$41,379	$(276)	$167,391

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$11,641	$17,730
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,932	2,400
Depreciation and amortization	1,297	1,243
Change in operating lease assets	1,199	—
Net gain on sale of securities available-for-sale	—	(105)
Stock-based compensation	1,634	1,243
Net gain on sale of loans held-for-sale	(2,625)	(3,916)
Net accretion of premiums, discounts and loan fees and costs	(772)	(2,933)
Amortization of intangible assets	55	62
Amortization of debt issuance costs	40	41
Loan servicing rights valuation adjustments	606	354
Deferred tax expense	830	1,251
(Increase) decrease in accrued interest receivable	(1,643)	1,720
(Increase) decrease in other assets	(1,715)	113
Increase (decrease) in accrued interest payable	327	(679)
Increase (decrease) in other liabilities	2,796	(1,274)
Change in operating lease liabilities	(1,107)	—
Net cash provided by operating activities	15,495	17,250
Cash flows from investing activities:
Purchases of securities available-for-sale	—	(2,000)
Purchases of restricted securities	(90,495)	(1,548)
Proceeds from sales of securities available-for-sale	—	2,105
Principal repayments of securities held to maturity	231	4,097
Principal repayments of securities available-for-sale	38	321
Redemptions of restricted securities	81,003	1,404
Proceeds from sales of loans	36,038	64,851
Net increase in loans	(233,477)	(227,707)
Purchases of premises and equipment	(3,091)	(931)
Net cash used in investing activities	(209,753)	(159,408)
Cash flows from financing activities:
Net increase in deposits	65,935	185,753
Proceeds from term FHLB advances	100,725	20,000
Repayments of term FHLB advances	(8,800)	(24,000)
Repayments of Federal Reserve Bank borrowings	(4,768)	(98,794)
Net increase in other short-term borrowings	105,000	250
Payments related to tax withholding for equity awards	(158)	(28)
Cash dividends paid	(2,196)	(1,322)
Net proceeds from issuance of common stock	—	27,729
Exercise of stock options	106	—
Net cash provided by financing activities	255,844	109,588
Increase (decrease) in cash and cash equivalents	61,586	(32,570)
Cash and cash equivalents, beginning of period	149,947	166,544
Cash and cash equivalents, end of period	$211,533	$133,974
Supplemental cash flow information:
Interest paid	$33,071	$4,662
Income taxes paid	3,873	5,316
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$33,413	$60,935
Preferred stock issued in exchange for common stock	2,963	—
Lease liabilities arising from obtaining right-of-use assets	1,791	—

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

Basis of Presentation

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of June 30, 2023, its consolidated statements of income for the three and nine months ended June 30, 2023 and 2022, its consolidated statements of comprehensive income for the three and nine months ended June 30, 2023 and 2022, its consolidated statements of changes in stockholders’ equity for the three and nine months ended June 30, 2023 and 2022 and its consolidated statements of cash flows for the nine months ended June 30, 2023 and 2022. Certain prior period amounts have been reclassified to conform to the current period presentation.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and nine months ended June 30, 2023 are not necessarily indicative of the results of operations to be expected for the remainder of the fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

All material intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

Risks and Uncertainties

The United States economy is currently experiencing a level of price inflation not experienced since the late 1970's and early 1980's. It is therefore difficult to predict the response of consumers and businesses to this level of inflation, and its impact on the economy. In addition, in order to attempt to control and reduce the level of inflation, the Federal Reserve has embarked on a series of interest rate increases along with quantitative tightening to further constrict economic conditions. It is unclear whether the Federal Reserve’s efforts will be successful, and what impact they may have on the United States’ economy. It is possible that that the combined effects of inflation and increases in market interest rates could cause the economy of the United States to enter a recession, which could negatively impact the businesses of our borrowers and their ability to repay their loans or need credit, which could negatively affect our results of operations.

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

Loans that are acquired are initially recorded at fair value with no carryover of the related allowance for loan losses. After acquisition, losses are recognized through the allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of expected principal and interest cash flows to be collected on the loans and discounting those cash flows at a market interest rate. At June 30, 2023 and September 30, 2022, the Company had loans totaling $0.1 million and $1.2 million, respectively, which at the time of acquisition, showed evidence of credit deterioration since origination.

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

Series A Preferred Stock - Holders of the Company’s Series A preferred stock will be entitled to receive dividends when, as and if declared by the Company’s board of directors, in the same per share amount as the common stockholders. No dividends will be payable on the common stock unless a dividend identical to that paid on the common stock is paid at the same time on the Series A preferred stock. Therefore Series A preferred stock is treated as common stock for EPS calculations. Series A preferred stock has no voting rights. In the event of a dissolution of the Company, Series A preferred stock is entitled to the payment of any declared and unpaid dividend, and then will share in dissolution proceeds, if any, with the shares of common stock.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (i.e. loans and held to maturity securities), including certain off-balance sheet financial instruments (i.e. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL standard should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating credit losses. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as provision for loan losses for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. As the Company is a smaller-reporting company under SEC regulations, the Company will adopt CECL on October 1, 2023. The Company is currently evaluating the impact the CECL model will have on our accounting and allowance for loans losses. The Company has engaged a third-party to assist in the development of a CECL model for the calculation of the allowance for loan and lease losses in preparation for the change to the current expected credit loss model. The Company has also engaged a third-party to perform a model validation of our CECL model. The Company is also in the process of updating its policies, procedures and internal controls accordingly. The Company may recognize a one-time cumulative-effect adjustment to retained earnings upon adoption of CECL on October 1, 2023, consistent with regulatory expectations set forth in interagency guidance. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our consolidated financial condition or results of operations.

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

The Company’s basic and diluted EPS calculations for the three and nine months ended June 30, 2023 and 2022 follows. There were no stock options that were antidilutive for the three and nine months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022

Net income available to common stockholders	$3,094	$5,333	$11,641	$17,730
Less: Dividends paid and earnings allocated to participating securities	(103)	(259)	(448)	(668)
Income attributable to common stock	$2,991	$5,074	$11,193	$17,062
Weighted average common shares outstanding, including participating securities	7,332,090	6,596,505	7,316,241	5,970,288
Less: Weighted average participating securities	(262,200)	(324,403)	(286,455)	(219,311)
Weighted average common shares outstanding	7,069,890	6,272,102	7,029,786	5,750,977
Basic EPS	$0.42	$0.81	$1.59	$2.97

Income attributable to common stock	$2,991	$5,074	$11,193	$17,062
Weighted average common shares outstanding	7,069,890	6,272,102	7,029,786	5,750,977
Weighted average common equivalent shares outstanding	75,523	99,062	77,735	99,206
Weighted average common and equivalent shares outstanding	7,145,413	6,371,164	7,107,521	5,850,183
Diluted EPS	$0.42	$0.80	$1.57	$2.92

3. SECURITIES

At the time of purchase of a security, the Company designates the security as either available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent.

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at June 30, 2023 and September 30, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$335	$—	$(124)	$211
Corporate bonds	12,700	—	(1,817)	10,883
Total available for sale securities	$13,035	$—	$(1,941)	$11,094

Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,588	$—	$(136)	$1,452
U.S. GSE commercial mortgage-backed securities	2,592	—	(161)	2,431
Total held to maturity securities	4,180	—	(297)	3,883
Total investment securities	$17,215	$—	$(2,238)	$14,977

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$375	$—	$(133)	$242
Corporate bonds	12,700	—	(657)	12,043
Total available for sale securities	$13,075	$—	$(790)	$12,285

Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,778	$—	$(160)	$1,618
U.S. GSE commercial mortgage-backed securities	2,636	—	(159)	2,477
Total held to maturity securities	4,414	—	(319)	4,095
Total investment securities	$17,489	$—	$(1,109)	$16,380

The amortized cost and fair value of investment securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single date are shown separately.

	June 30, 2023
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Five to ten years	$12,700	$10,883
U.S. GSE residential mortgage-backed securities	335	211
Total securities available for sale	13,035	11,094
Securities held to maturity:
U.S. GSE residential mortgage-backed securities	1,588	1,452
U.S. GSE commercial mortgage-backed securities	2,592	2,431
Total securities held to maturity	4,180	3,883
Total investment securities	$17,215	$14,977

At June 30, 2023 and September 30, 2022, investment securities with a carrying amount of $1.9 million and $1.8 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities for the three and nine months ended June 30, 2023 and the three months ended June 30, 2022. There were $2.1 million of proceeds on sales of securities available for sale with gross gains of $105 thousand for the nine months ended June 30, 2022.

The following tables summarize gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2023 and September 30, 2022.

	June 30, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$—	$—	$211	$(124)	5	$211	$(124)
Corporate bonds	5,022	(978)	4,661	(839)	6	9,683	(1,817)
Total available-for-sale	$5,022	$(978)	$4,872	$(963)	11	$9,894	$(1,941)
Held-to-maturity:
U.S. GSE residential mortgage-backed securities	$—	$—	$1,452	$(136)	4	$1,452	$(136)
U.S. GSE commercial mortgage-backed securities	—	—	2,431	(161)	1	2,431	(161)
Total held-to-maturity	$—	$—	$3,883	$(297)	5	$3,883	$(297)

	September 30, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$152	$(126)	$90	$(7)	6	$242	$(133)
Corporate bonds	10,843	(657)	—	—	6	10,843	(657)
Total available-for-sale	$10,995	$(783)	$90	$(7)	12	$11,085	$(790)
Held-to-maturity:
U.S. GSE residential mortgage-backed securities	$1,618	$(160)	$—	$—	4	$1,618	$(160)
U.S. GSE commercial mortgage-backed securities	2,477	(159)	—	—	1	2,477	(159)
Total held-to-maturity	$4,095	$(319)	$—	$—	5	$4,095	$(319)

There was no other than temporary impairment loss recognized on any securities at June 30, 2023 or September 30, 2022.

4. LOANS

The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented.

	June 30, 2023	September 30, 2022
(in thousands)
Residential real estate	$623,362	$515,316
Multi-family	583,224	574,413
Commercial real estate	532,648	472,511
Commercial and industrial	66,642	45,758
Construction and land development	12,682	12,871
Consumer	288	22
Gross loans	1,818,846	1,620,891
Net deferred loan fees and costs	4,657	2,640
Total loans	1,823,503	1,623,531
Allowance for loan losses	(15,369)	(12,844)
Total loans, net	$1,808,134	$1,610,687

The Company’s Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans outstanding, included in commercial and industrial loans in the table above, totaled $4.9 million and $10.2 million at June 30, 2023 and September 30, 2022, respectively.

At June 30, 2023 and September 30, 2022, the Company was servicing approximately $247.8 million and $246.0 million, respectively, of loans for others. The Company had no loans held for sale at June 30, 2023 and September 30, 2022.

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount for those loans is as follows:

	June 30, 2023	September 30, 2022
(in thousands)
Commercial real estate	$—	$602
Commercial and industrial	136	629
Total recorded investment	$136	$1,231

During the nine months ended June 30, 2023, two purchased credit impaired loans acquired in the Savoy Bank acquisition totaling $457 thousand were charged off to the allowance for loan losses.

For the three months ended June 30, 2023 and 2022, the Company sold loans totaling approximately $12.6 million and $9.5 million, respectively, recognizing net gains of $1.1 million and $0.8 million, respectively. For the nine months ended June 30, 2023 and 2022, the Company sold loans totaling approximately $33.4 million and $60.9 million, respectively, recognizing net gains of $2.6 million and $3.9 million, respectively.

The following summarizes the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$4,664	$5,315	$3,244	$1,525	$113	$18	$14,879
Charge-offs	—	—	—	(10)	—	—	(10)
Recoveries	—	—	—	—	—	—	—
Provision (credit) for loan losses	132	(27)	137	253	(5)	10	500
Ending Balance	$4,796	$5,288	$3,381	$1,768	$108	$28	$15,369

	Three Months Ended June 30, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$3,400	$2,627	$3,327	$532	$—	$—	$9,886
Charge-offs	—	—	—	—	—	—	—
Recovories	—	—	—	—	—	—	—
Provision (credit) for loan losses	(168)	503	479	103	82	1	1,000
Ending balance	$3,232	$3,130	$3,806	$635	$82	$1	$10,886

	Nine Months Ended June 30, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning Balance	$3,951	$4,308	$3,707	$761	$115	$2	$12,844
Charge-offs	—	—	—	(467)	—	—	(467)
Recoveries	—	—	—	60	—	—	60
Provision (credit) for loan losses	845	980	(326)	1,414	(7)	26	2,932
Ending Balance	$4,796	$5,288	$3,381	$1,768	$108	$28	$15,369

	Nine Months Ended June 30, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning Balance	$4,155	$2,433	$1,884	$79	$—	$1	$8,552
Charge-offs	—	(66)	—	—	—	—	(66)
Recoveries	—	—	—	—	—	—	—
Provision (credit) for loan losses	(923)	763	1,922	556	82	—	2,400
Ending Balance	$3,232	$3,130	$3,806	$635	$82	$1	$10,886

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment evaluation method. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	June 30, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$724	$—	$—	$—	$—	$724
Collectively evaluated for impairment	4,796	4,564	3,381	1,768	108	28	14,645
Purchased-credit impaired	—	—	—	—	—	—	—
Total allowance for loan losses	$4,796	$5,288	$3,381	$1,768	$108	$28	$15,369
Loans:
Individually evaluated for impairment	$3,731	$3,499	$4,796	$365	$—	$—	$12,391
Collectively evaluated for impairment	621,533	580,338	528,664	67,417	12,660	364	1,810,976
Purchased-credit impaired	—	—	—	136	—	—	136
Total loans held for investment	$625,264	$583,837	$533,460	$67,918	$12,660	$364	$1,823,503

	September 30, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,951	4,308	3,707	711	115	2	12,794
Purchased-credit impaired	—	—	—	50	—	—	50
Total allowance for loan losses	$3,951	$4,308	$3,707	$761	$115	$2	$12,844
Loans:
Individually evaluated for impairment	$5,392	$2,348	$5,875	$907	$—	$—	$14,522
Collectively evaluated for impairment	510,866	572,713	466,507	44,749	12,907	36	1,607,778
Purchased-credit impaired	—	—	602	629	—	—	1,231
Total loans held for investment	$516,258	$575,061	$472,984	$46,285	$12,907	$36	$1,623,531

The following presents information related to the Company’s impaired loans by portfolio segment for the periods shown.

	June 30, 2023			September 30, 2022
	Unpaid			Unpaid
	Principal	Recorded	Allowance	Principal	Recorded	Allowance
(in thousands)	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Residential real estate	$3,733	$3,731	$—	$5,394	$5,392	$—
Multi-family	1,935	1,935	—	2,348	2,348	—
Commercial real estate	4,796	4,796	—	5,950	5,875	—
Commercial and industrial	390	365	—	908	907	—
Total	$10,854	$10,827	$—	$14,600	$14,522	$—

With an allowance recorded:
Multi-family	$1,564	$1,564	$724	$—	$—	$—

	Three Months Ended June 30,				Nine Months Ended June 30,
	2023		2022		2023		2022
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognized	Investment	Recognized(1)	Investment	Recognized(1)	Investment	Recognized(1)
With no related allowance recorded:
Residential real estate	$3,642	$—	$5,034	$17	$3,701	$52	$4,400	$50
Multi-family	2,150	—	1,058	—	2,274	3	641	—
Commercial real estate	5,269	—	5,851	—	5,633	—	2,883	—
Commercial and industrial	398	—	207	—	418	23	200	—
Total	$11,459	$—	$12,150	$17	$12,026	$78	$8,124	$50

With an allowance recorded:
Multi-family	$521	$—	$—	$—	$174	$—	$—	$—
(1)	Accrual basis interest income recognized approximates cash basis income.

At June 30, 2023 and September 30, 2022, past due and non-accrual loans disaggregated by portfolio segment were as follows:

(in thousands)	Past Due and Non-Accrual
	30 - 59	60 - 89	Greater than		Total past	Purchased
	Days	Days	89 Days		due and	Credit		Total
June 30, 2023	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Impaired(1)	Current	Loans
Residential real estate	$5,591	$2,834	$—	$1,989	$10,414	$—	$614,850	$625,264
Multi-family	569	—	—	3,499	4,068	—	579,769	583,837
Commercial real estate	4,728	2,443	—	4,796	11,967	—	521,493	533,460
Commercial and industrial	445	392	—	365	1,202	136	66,580	67,918
Construction and land development	—	—	—	—	—	—	12,660	12,660
Consumer	—	—	—	—	—	—	364	364
Total	$11,333	$5,669	$—	$10,649	$27,651	$136	$1,795,716	$1,823,503
(1)	Purchased credit impaired loans at June 30, 2023 were greater than 89 days past due.

(in thousands)	Past Due and Non-Accrual
	30 - 59	60 - 89	Greater than		Total past	Purchased
	Days	Days	89 Days		due and	Credit		Total
September 30, 2022	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Impaired(1)	Current	Loans
Residential real estate	$961	$351	$—	$3,151	$4,463	$—	$511,795	$516,258
Multi-family	—	—	—	2,348	2,348	—	572,713	575,061
Commercial real estate	936	—	—	5,875	6,811	602	465,571	472,984
Commercial and industrial	539	161	—	907	1,607	629	44,049	46,285
Construction and land development	—	—	—	—	—	—	12,907	12,907
Consumer	—	—	—	—	—	—	36	36
Total	$2,436	$512	$—	$12,281	$15,229	$1,231	$1,607,071	$1,623,531
(1)	Purchased credit impaired loans at September 30, 2022 were greater than 89 days past due.

Troubled debt restructurings (“TDRs”) are loan modifications where the Company has granted a concession to a borrower in financial difficulty. To assess whether a borrower is experiencing financial difficulty, an evaluation is performed to determine if that borrower is currently in payment default under any of its obligations or whether there is a probability that the borrower will be in payment default in the foreseeable future without the modification. At June 30, 2023 and September 30, 2022, the Company had a recorded investment in TDRs totaling $1.7 million and $2.3 million, consisting solely of residential real estate loans with no specific reserves allocated to such loans and no commitment to lend additional funds under those loans, at either June 30, 2023 or September 30, 2022.

For the three and nine months ended June 30, 2023 and 2022, there were no TDRs for which there was a payment default within twelve months of restructuring. A loan is considered to be in payment default once it is 90 days contractually past due under its modified terms. For the three and nine months ended June 30, 2023 and 2022, the Company had no new TDRs.

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

At June 30, 2023 and September 30, 2022, the Company’s loan portfolio by credit risk rating disaggregated by portfolio segment were as follows:

	June 30, 2023
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$618,809	$3,809	$2,646	$—	$625,264
Multi-family	580,338	—	3,499	—	583,837
Commercial	519,268	7,177	7,015	—	533,460
Commercial and industrial	66,157	1,078	683	—	67,918
Construction and land development	12,660	—	—	—	12,660
Consumer	364	—	—	—	364
Total	$1,797,596	$12,064	$13,843	$—	$1,823,503

	September 30, 2022
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$512,595	$512	$3,151	$—	$516,258
Multi-family	571,128	—	3,933	—	575,061
Commercial	453,321	8,085	11,578	—	472,984
Commercial and industrial	43,314	540	2,431	—	46,285
Construction and land development	10,499	2,408	—	—	12,907
Consumer	36	—	—	—	36
Total	$1,590,893	$11,545	$21,093	$—	$1,623,531

5. EQUITY COMPENSATION PLANS

The Company’s 2021 and 2018 Equity Compensation Plans (the “2021 Plan” and the “2018 Plan,” respectively), provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 265,307 shares remain available for issuance at June 30, 2023. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 16,159 shares remain available for issuance at June 30, 2023.

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

There were no stock options exercised during the three months ended June 30, 2023 and 10,614 stock options exercised during the nine months ended June 30, 2023. No stock options were exercised during the three and nine months ended June 30, 2022.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, October 1, 2022	227,406	$9.50	$2,298	2.45 years
Granted	—	—
Exercised	(10,614)	10.00
Forfeited	(18,459)	16.25
Outstanding, June 30, 2023 (1)	198,333	$8.85	$1,793	1.55 years
(1)	All outstanding options are fully vested and exercisable.

The following table presents information related to the stock option plan for the periods presented:

	Nine Months Ended June 30,
(in thousands)	2023	2022
Intrinsic value of options exercised	$103	$—
Cash received from option exercises	106	—
Tax benefit from option exercises	36	—

There was no compensation expense attributable to stock options for the three and nine months ended June 30, 2023 and 2022.

Restricted Stock Awards

During the nine months ended June 30, 2023, restricted stock awards of 50,580 shares were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2022	284,263	$19.78
Granted	50,580	19.73
Vested	(67,128)	20.08
Forfeited	(4,567)	20.03
Unvested, June 30, 2023	263,148	$19.69

Compensation expense attributable to restricted stock awards was $340 thousand and $482 thousand for the three months ended June 30, 2023 and 2022, respectively. Compensation expense attributable to restricted stock awards was $1.4 million and $1.1 million for the nine months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $4.2 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 3.62 years. The total fair value of shares vested during the nine months ended June 30, 2023 and 2022 was $1.3 million and $824 thousand, respectively.

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

The following table summarizes the unvested performance-based RSU activity for the nine months ended June 30, 2023:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2022	47,676	$19.73
Granted	—	—
Vested	—	—
Forfeited	(6,072)	19.73
Unvested, June 30, 2023	41,604	$19.73

No RSUs were granted during the nine months ended June 30, 2023. Performance-based RSUs granted in 2022 cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2024.

Compensation expense attributable to RSUs was $61 thousand and $210 thousand, respectively, for the three and nine months ended June 30, 2023. Compensation expense attributable to RSUs was $82 thousand and $139 thousand, respectively, for the three and nine months ended June 30, 2022. As of June 30, 2023, there was $404 thousand of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 1.65 years.

6. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes that as of June 30, 2023, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2023 and September 30, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s actual and required capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total capital to risk-weighted assets	$204,109	14.24%	$114,674	8.00%	$150,501	10.50%	$143,342	10.00%
Tier 1 capital to risk-weighted assets	188,568	13.16%	86,005	6.00%	121,841	8.50%	114,674	8.00%
Common equity tier 1 capital to risk-weighted assets	188,568	13.16%	64,504	4.50%	100,339	7.00%	93,172	6.50%
Tier 1 capital to average total assets	188,568	9.16%	82,341	4.00%	N/A	N/A	102,926	5.00%

September 30, 2022
Total capital to risk-weighted assets	$191,355	16.32%	$93,796	8.00%	$123,107	10.50%	$117,245	10.00%
Tier 1 capital to risk-weighted assets	178,340	15.21%	70,347	6.00%	99,658	8.50%	93,796	8.00%
Common equity tier 1 capital to risk-weighted assets	178,340	15.21%	52,760	4.50%	82,071	7.00%	76,209	6.50%
Tier 1 capital to average total assets	178,340	10.90%	65,429	4.00%	N/A	N/A	81,786	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend and debt service payments is dividends received from the Bank. During the nine months ended June 30, 2023 the Bank paid $3.7 million in cash dividends to the Holding Company. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of June 30, 2023, the Bank had $49.1 million of retained net income available for dividends to the Company, without obtaining regulatory approval.

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

Assets Measured at Fair Value on a Recurring Basis

The following presents fair value measurements on a recurring basis at June 30, 2023 and September 30, 2022:

	June 30, 2023
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$211	$—	$211	$—
Corporate bonds	10,883	—	9,683	1,200
Loan servicing rights	4,375	—	—	4,375
Derivatives	142	—	142	—
Total	$15,611	$—	$10,036	$5,575

	September 30, 2022
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$242	$—	$242	$—
Corporate bonds	12,043	—	12,043	—
Loan servicing rights	4,353	—	—	4,353
Total	$16,638	$—	$12,285	$4,353

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

Derivatives represent interest rate swaps for which the estimated fair values are based on valuation models using observable market data as of the measurement date resulting in a Level 2 classification.

The fair value of mortgage servicing rights are based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. The fair value of loan servicing rights related to residential mortgage loans at June 30, 2023 was determined based on discounted expected future cash flows using discount rates ranging from 12.38% to 14.88%, a prepayment speed of 26.25% and a weighted average life ranging from 1.32 to 2.89 years. Fair value at September 30, 2022 for loan servicing rights was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, prepayment speed of 26.25% and a weighted average life ranging from 1.2 to 3.0 years.

The fair value of loan servicing rights for SBA loans at June 30, 2023 was determined based on discounted expected future cash flows using discount rates ranging from 9.33% to 37.36%, prepayment speeds ranging from 8.18% to 27.61% and a weighted average life ranging from 1.26 to 5.83 years. The fair value of loan servicing rights for SBA loans at September 30, 2022 was determined based on discounted expected future cash flows using discount rates ranging from 5.78% to 26.72%, prepayment speeds ranging from 8.42% to 24.00% and a weighted average life ranging from 1.47 to 5.79 years.

The Company has determined these are mostly unobservable inputs and considers them Level 3 inputs within the fair value hierarchy.

The following table presents the changes in mortgage servicing rights for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$4,429	$4,028	$4,353	$3,690
Additions	280	211	628	784
Adjustment to fair value	(334)	(119)	(606)	(354)
Balance at end of period	$4,375	$4,120	$4,375	$4,120

Assets Measured at Fair Value on a Non-recurring Basis

Assets  measured at fair value on a non-recurring basis as of June 30, 2023 are summarized below:

June 30, 2023
Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$840	$—	$—	$840

The fair value amounts shown in the table above are impaired loans net of reserves allocated to said loans. The total reserves allocated to these impaired loans are $724 thousand for June 30, 2023. There were no material collateral dependent impaired loans as of September 30, 2022.

The table below presents additional quantitative information about level 3 fair value measured at fair value on non-nonrecurring basis at June 30, 2023:

				Range
June 30, 2023	Fair Value	Valuation Technique	Unobservable Input	(Average)
(Dollar in thousands)
Impaired loans - Multi-family	$840	Income Approach	Capitalization Rate	4.40%-5.50%
				(5.11)%

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at June 30, 2023 and September 30, 2022:

	June 30, 2023
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$211,533	$211,533	$—	$—	$211,533
Securities held-to-maturity	4,180	—	3,883	—	3,883
Loans, net	1,808,134	—	—	1,767,928	1,767,928
Accrued interest receivable	10,189	—	420	9,769	10,189

Financial liabilities:
Time deposits	456,505	—	449,594	—	449,594
Demand and other deposits	1,137,134	1,137,134	—	—	1,137,134
Borrowings	293,849	—	292,040	—	292,040
Subordinated debentures	24,608	—	26,868	—	26,868
Accrued interest payable	1,242	—	1,242	—	1,242

	September 30, 2022
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$149,947	$149,947	$—	$—	$149,947
Securities held-to-maturity	4,414	—	4,095	—	4,095
Loans, net	1,610,687	—	—	1,564,991	1,564,991
Accrued interest receivable	8,546	—	219	8,327	8,546

Financial liabilities:
Time deposits	339,073	—	328,964	—	328,964
Demand and other deposits	1,189,033	1,189,033	—	—	1,189,033
Borrowings	101,752	—	99,597	—	99,597
Subordinated debentures	24,568	—	24,199	—	24,199
Accrued interest payable	915	1	914	—	915

8. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances

At June 30, 2023 and September 30, 2022, FHLB term borrowings outstanding were $129.7 million and $37.8 million, respectively, all of which were fixed rate.

At June 30, 2023, the Company had $160.0 million in FHLB overnight borrowings outstanding at a rate of 5.31%. At September 30, 2022, the Company had $55.0 million in FHLB overnight borrowings outstanding at a rate of 3.29%.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by residential and commercial mortgage loans under a blanket lien arrangement at June 30, 2023 and September 30, 2022. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $101.8 million at June 30, 2023.

The following table sets forth the contractual maturities in the next five years of the balance sheet date and weighted average interest rates of the Company’s fixed rate FHLB advances (in thousands):

	Balance at June 30,
	2023
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$160,000	5.31%

2024, rates from 0.37% to 2.53%	8,000	1.72%
2025, rates from 0.39% to 0.49%	13,860	0.43%
2026, rates from 0.56% to 4.98%	47,555	3.92%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	129,665	3.57%
Total FHLB advances	$289,665	4.53%

	Balance at September 30,
	2022
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$55,000	3.29%

2023, rates from 0.37% to 2.96%	11,860	2.23%
2024, rates from 0.39% to 2.53%	18,860	0.98%
2025, rates from 0.56% to 0.59%	7,080	0.58%
Total term advances	37,800	1.30%
Total FHLB advances	$92,800	2.48%

Federal Reserve Borrowings

At June 30, 2023 and September 30, 2022, the Company’s borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) were $4.1 million and $9.0 million, respectively. The borrowings have a rate of 0.35% and the maturity date will equal the maturity date of the underlying PPP loan pledged to secure the extension of credit. The maturity date of a PPP loan is either two or five years from origination date. The Company utilized the PPPLF to fund PPP loan production. The borrowings are secured by pledged PPP loans as of June 30, 2023 and September 30, 2022.

Correspondent Bank Borrowings

At June 30, 2023, approximately $92 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at June 30, 2023 and September 30, 2022.

9. SUBORDINATED DEBENTURES

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

At June 30, 2023 and September 30, 2022, the unamortized issuance costs of the Notes were $0.4 million. For the three and nine months ended June 30, 2023, $13 thousand and $40 thousand, respectively, in issuance costs were recorded in interest expense. For the three and nine months ended June 30, 2022, $13 thousand and $41 thousand, respectively, in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

10. DERIVATIVES

Cash Flow Hedges of Interest Rate Risk

As part of its asset liability management, the Company utilizes interest rate swap agreements to help manage its interest rate risk position.  The notional amount of the interest rate swap does not represent the amount exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.  The Company executed its first interest rate swap agreement in June 2023.

Interest rate swaps with notional amounts totaling $25.0 million as of June 30, 2023 were designated as cash flow hedges of certain Brokered Certificates of Deposit.  The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income.  The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss).  The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective.  The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the next twelve months, the Company estimates that $0.3 million will be reclassified as a decrease in interest expense.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Gain recognized in other comprehensive income	$111	$—	$111	$—

The following table reflects the cash flow hedges included in the consolidated statements of financial condition as of the dates indicated:

	June 30, 2023			September 30, 2022
		Fair	Fair		Fair	Fair
	Notional	Value	Value	Notional	Value	Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other assets/(liabilities):
Interest rate swaps related to Brokered Certificates of Deposit	$25,000	$142	$—	$—	$—	$—

Credit-Risk-Related Contingent Features

The Company has minimum collateral posting thresholds with certain of its derivative counterparties.  If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements.  However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company.  At June 30, 2023, the Company received no collateral from its counterparties under the agreements in a net asset position.  As of June 30, 2023, there were no derivatives in a net liability position, and therefore the termination value was zero.

11. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the nine months ended June 30, 2023 and 2022:

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at October 1, 2022	$(620)	$—	$(620)
Other comprehensive (loss) income, before reclassification	(900)	111	(789)
Amount reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive (loss) income	(900)	111	(789)
Balance at June 30, 2023	$(1,520)	$111	$(1,409)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at October 1, 2021	$256	$—	$256
Other comprehensive loss, before reclassification	(451)	—	(451)
Amount reclassified from accumulated other comprehensive income	(81)	—	(81)
Net current period other comprehensive loss	(532)	—	(532)
Balance at June 30, 2022	$(276)	$—	$(276)

The following represents the reclassification out of accumulated other comprehensive (loss) income for the three and nine months ended June 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,		Affected Line Item in Consolidated
(in thousands)	2023	2022	2023	2022	Statements of Income
Unrealized gains and losses on available-for-sale securities
Realized gains on securities available-for-sale	$—	$—	$—	$105	Gain on sale of investment securities available-for-sale, net
Tax effect	—	—	—	24	Income tax expense
Net of tax	$—	$—	$—	$81

Gains and losses on cash flow hedges
Interest rate contracts	$—	$—	$—	$—	Interest income (expense)
Tax effect	—	—	—	—	Income tax (expense) or benefit
Net of tax	$—	$—	$—	$—

Total reclassifications for the period, net of tax	$—	$—	$—	$81

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

Factors that may cause actual results or earnings to differ materially from such forward-looking statements include those set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as updated by the Company’s subsequent filings with the SEC and, among others, the following:

●	Changes in monetary and fiscal policies of the FRB and the U. S. Government, particularly related to changes in interest rates and inflation, may affect interest margins and the fair value of financial instruments;
●	Changes in general economic conditions, either nationally or in our market areas, that are different than expected;
●	The ability to enhance revenue through increased market penetration, expanded lending capacity and product offerings;
●	Occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics such as COVID-19, or outbreaks of hostilities, such as between Russia and Ukraine, or the effects of climate change, and the ability of the Company to deal effectively with disruptions caused by the foregoing;
●	The effects of recent bank failures that lead to uncertainty and concerns regarding the liquidity positions of the banking sector;
●	Legislative, regulatory or policy changes;
●	Downturns in demand for loan, deposit and other financial services in the Company’s market area;
●	Increased competition from other banks and non-bank providers of financial services;
●	Technological changes and increased technology-related costs; and
●	Changes in accounting principles, or the application of generally accepted accounting principles.

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

The Bank operates as a locally headquartered, community-oriented bank, serving customers throughout the New York metro area from offices in Nassau, Suffolk, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York and Freehold in Monmouth County, New Jersey. We opened the Bank’s Hauppauge Business Banking Center in Hauppauge, Suffolk County, New York in May 2023. This location is the nexus of our expanded commercial lending and deposit activities, that are integral to the ongoing diversification of our balance sheet as we fill the void left by the diminishing number of commercial banks in the NYC Metro area. We offer personal and business loans on a secured and unsecured basis, SBA and USDA guaranteed loans, revolving lines of credit, commercial mortgage loans, and one- to four-family non-qualified mortgages secured by primary and secondary residences that may be owner occupied or investment properties, home equity loans, bridge loans and other personal purpose loans.

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

Historically, the Bank has generated additional income by strategically originating and selling residential and government guaranteed loans to other financial institutions at premiums, while also retaining servicing rights in some sales. However, due to the pace of interest rate increases over the last year, the residential loan sale market remains less active, and the Bank continues originating residential loans for its own portfolio. The Bank is an approved SBA Preferred Lender, enabling the Bank to process SBA applications under delegated authority from the SBA and enhancing the Bank’s ability to compete more effectively for SBA lending opportunities.

In the first half of 2023 we largely completed expansions of our SBA & USDA and C&I Banking teams and anticipate the pace and volume of SBA and USDA guaranteed loan originations and C&I loan originations and deposit production will grow during the second half of 2023.

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

Financial Performance Summary

As of or for the three and nine months ended June 30, 2023 and 2022

(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue (1)	$15,479	$16,648	$47,834	$51,709
Non-interest expense	10,566	8,730	29,404	26,352
Acquisition costs included in non-interest expense	—	250	—	250
Provision for loan losses	500	1,000	2,932	2,400
Net income	3,094	5,333	11,641	17,730
Net income per share - diluted	0.42	0.80	1.57	2.92
Return on average assets	0.60%	1.41%	0.81%	1.61%
Return on average stockholders' equity (2)	6.82%	14.05%	8.68%	17.27%
Tier 1 leverage ratio	9.16%	11.64%	9.16%	11.64%
Common equity tier 1 risk-based capital ratio	13.16%	16.27%	13.16%	16.27%
Tier 1 risk-based capital ratio	13.16%	16.27%	13.16%	16.27%
Total risk-based capital ratio	14.24%	17.32%	14.24%	17.32%
Tangible common equity ratio (non-GAAP) (2)	7.77%	9.29%	7.77%	9.29%
Total stockholders' equity/total assets (3)	8.62%	10.40%	8.62%	10.40%
(1)	Represents net interest income plus total non-interest income.
(2)	Includes common stock and Series A preferred stock for the periods ended June 30, 2023.
(3)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.

At June 30, 2023 the Company, on a consolidated basis, had total assets of $2.1 billion, total deposits of $1.6 billion and total stockholders’ equity of $182.8 million. The Company recorded net income of $3.1 million, or $0.42 per diluted share (including Series A preferred shares), for the three months ended June 30, 2023 compared to net income of $5.3 million, or $0.80 per diluted share, for the same period in 2022 and $11.6 million, or $1.57 per diluted share, for the nine months ended June 30, 2023 compared to net income of $17.7 million, or $2.92 per diluted share, for the same period in 2022.

The $2.2 million decrease in earnings for the three months ended June 30, 2023, versus the comparable 2022 period was primarily due to a $1.3 million decrease in net interest income and a $1.8 million increase in non-interest expense. The $6.1 million decrease in earnings for the nine months ended June 30, 2023, versus the comparable 2022 period resulted primarily from a $2.1 million decrease in net interest income; $1.7 million decrease in non-interest income; a $3.1 million increase in non-interest expense; a $0.5 million increase in the provision for loan losses expense and a decrease in purchase accounting accretion.

The Company’s return on average assets and return on average stockholders’ equity were 0.60% and 6.82%, respectively, for the three months ended June 30, 2023, versus 1.41% and 14.05%, respectively, for the comparable 2022 period, and 0.81% and 8.68% for the nine months ended June 30, 2023, versus 1.61% and 17.27%, respectively, for the prior year period.

Total non-accrual loans at June 30, 2023 were $10.6 million, or 0.58% of total loans, compared to $12.3 million, or 0.76% of total loans at September 30, 2022 and $12.5 million, or 0.88% of total loans, at June 30, 2022. The allowance for loan losses as a percentage of total non-accrual loans amounted to 144%, 105% and 87% at June 30, 2023, September 30, 2022 and June 30, 2022, respectively.

The Company’s operating efficiency ratio was 68.3% for the three months ended June 30, 2023, versus 52.4% a year ago. The increase in the operating efficiency ratio was due to decreases in non-interest income and net interest income resulting from the rapid rise in interest rates and an increase in non-interest expense.

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

Financial Condition – Total assets of the Company were $2.1 billion at June 30, 2023, versus $1.8 billion at September 30, 2022. Total loans at June 30, 2023 were $1.8 billion, compared to total loans of $1.6 billion at September 30, 2022. Total deposits were $1.6 billion at June 30, 2023, versus $1.5 billion at September 30, 2022. Total borrowings and subordinated debt at June 30, 2023 were $318.5 million, including $289.7 million of outstanding FHLB advances, compared to $126.3 million at September 30, 2022.

For the nine months ended June 30, 2023, the Company’s loan portfolio, net of sales, grew by $200.0 million to $1.8 billion. At June 30, 2023, the residential loan portfolio amounted to $625.3 million, or 34.3% of total loans. Commercial real estate loans, including multi-family loans and construction and land development loans, continue to make up a greater proportion of our loan portfolio and totaled $1.1 billion or 62.0% of total loans at June 30, 2023. Commercial loans, including PPP loans, totaled $67.9 million or 3.7% of total loans.

Total deposits were $1.6 billion at June 30, 2023, versus $1.5 billion at September 30, 2022. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 71.4% and 77.8% of total deposits at June 30, 2023 and September 30, 2022, respectively. At those dates, demand deposit balances represented 11.3% and 14.3% of total deposits. The Company’s municipal deposit program is built on long-standing relationships developed in the local marketplace. We believe this core deposit business will continue to provide a stable source of funding for the Company’s lending products at costs lower than both consumer deposits and market-based borrowings. The Company continues to broaden its municipal customer deposit base as evidenced by the increase in the number of relationships year over year. At June 30, 2023, total municipal deposits were $346.4 million, representing 21.7% of total deposits, compared to $416.9 million at September 30, 2022, representing 27.3% of total deposits. The weighted average rate on the municipal deposit portfolio was 3.79% at June 30, 2023.

Borrowings at June 30, 2023 were $293.8 million, including $4.1 million in PPPLF funding, versus $101.8 million, including $9.0 million in PPPLF funding at September 30, 2022. PPPLF borrowings declined as borrowers received forgiveness or have made payments on PPP loans. At June 30, 2023, the Company had $289.7 million of outstanding FHLB advances as compared to $92.8 million at September 30, 2022. The Company added $100.7 million of extended duration FHLB term advances in March 2023 to provide additional liquidity and enhance the interest rate sensitivity profile. The Company utilizes a number of strategies to manage interest rate risk including interest rate swap agreements.  During the second quarter of 2023, the Company executed its first pay fixed, receive floating interest rate swap with a notional amount totaling $25.0 million for a four-year term at a fixed rate of 3.89%.

Liquidity and Capital Resources – Liquidity management is defined as ability of the Company and the Bank to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve, FHLB and correspondent banks, which totaled $211.5 million and $150.0 million at June 30, 2023 and September 30, 2022, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks and the ability to sell or pledge marketable assets and access to lines of credit. At June 30, 2023, liquidity sources, which includes cash and unencumbered securities and secured and unsecured funding capacity, totaled $485.8 million, representing approximately 165% of uninsured deposit balances.

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

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At June 30, 2023, total deposits were $1.6 billion, of which $389.4 million were time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. At June 30, 2023 and September 30, 2022, the Company had $293.8 million and $101.8 million, respectively, in borrowings outstanding.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At June 30, 2023, the Bank had access to approximately $953.1 million in FHLB lines of credit for overnight or term borrowings, of which $401.9 million securing municipal letters of credit, $129.7 million in term borrowings, and $160.0 million in overnight borrowings were outstanding. At June 30, 2023, the Bank’s borrowings from the Federal Reserve’s PPPLF were $4.1 million. At June 30, 2023, the Bank had access to approximately $92 million in unsecured lines of credit extended by correspondent banks, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at June 30, 2023.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over the short and long terms. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity increased to $182.8 million at June 30, 2023 from $172.6 million at September 30, 2022, primarily due to net income recorded during the nine months ended June 30, 2023.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.16%, 13.16%, 13.16% and 14.24%, respectively, at June 30, 2023, exceeding all regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. At June 30, 2023, the Bank’s capital buffer was in excess of requirements.

The Company did not repurchase any shares of its common stock during the nine months ended June 30, 2023.

The Company’s total stockholders’ equity to total assets ratio and tangible common equity to tangible assets ratio (“TCE ratio”) were 8.62% and 7.77%, respectively, at June 30, 2023, versus 9.38% and 8.41%, respectively, at September 30, 2022 and 10.40% and 9.29%, respectively, at June 30, 2022. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP TCE ratio presented herein. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total stockholders’ equity and tangible assets to U.S. GAAP total assets at June 30, 2023 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity (3)	$182,806	Total assets	$2,121,783	8.62%	(1)
Less: goodwill	(19,168)	Less: goodwill	(19,168)
Less: core deposit intangible	(344)	Less: core deposit intangible	(344)
Tangible common equity (3)	$163,294	Tangible assets	$2,102,271	7.77%	(2)
(1)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio
(3)	Includes common stock and Series A preferred stock.

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

The Company’s Board of Directors approved the payment of a $0.10 per share cash dividend on both common and Series A preferred shares payable on August 16, 2023 to stockholders of record on August 9, 2023.

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

Commitments to extend credit are agreements to lend to customers provided there are no violations of any conditions established under the loan agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, income-producing commercial properties and other real estate. At June 30, 2023 and September 30, 2022, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $88 million and $73 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2023 and September 30, 2022, letters of credit outstanding were approximately $488 thousand and $817 thousand, respectively.

Results of Operations – Comparison of the Three Months Ended June 30, 2023 and 2022 – The Company recorded net income of $3.1 million during the three months ended June 30, 2023, versus net income of $5.3 million in the comparable three month period a year ago. The decline in earnings for the three months ended June 30, 2023, versus the comparable 2022 quarter resulted primarily from a $1.3 million decrease in net interest income and a $1.8 million increase in non-interest expense.

Net Interest Income and Margin

The $1.3 million decline in net interest income for the three months ended June 30, 2023, versus the comparable 2022 quarter was largely due to the compression of the Company’s net interest margin to 2.68% in the 2023 quarter from 4.05% in the comparable 2022 quarter. The yield on interest earning assets increased to 5.65% in the 2023 quarter from 4.45% in the comparable 2022 quarter, an increase of 120 basis points. This increase was offset by a 302 basis point increase in the cost of interest-bearing liabilities to 3.52% in 2023 from 0.50% in the third fiscal quarter of 2022. The rapid and significant rise in interest rates driven by the Federal Reserve and, to a lesser extent, the Company’s decision to increase liquidity as a result of recent industry events resulted in the higher cost of funds. Included in net interest income was accretion and amortization of purchase accounting adjustments arising from the acquisition of Savoy Bank of $0.6 million during the three months ended June 30, 2023 and $0.4 million in the three months ended June 30, 2022.

NET INTEREST INCOME ANALYSIS

For the Three Months Ended June 30, 2023 and 2022

(dollars in thousands)

	2023			2022
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets
Loans	$1,798,651	$25,581	5.70%	$1,323,482	$15,842	4.80%
Investment securities	15,885	198	5.00%	10,752	98	3.66%
Interest-earning cash	195,883	2,494	5.11%	128,669	272	0.85%
FHLB stock and other investments	9,974	186	7.48%	4,228	47	4.46%
Total interest-earning assets	2,020,393	28,459	5.65%	1,467,131	16,259	4.45%
Non interest-earning assets:
Cash and due from banks	8,240			10,035
Other assets	53,511			44,858
Total assets	$2,082,144			$1,522,024

Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$1,080,328	$9,905	3.68%	$778,751	$579	0.30%
Time deposits	437,202	3,214	2.95%	281,196	427	0.61%
Total interest-bearing deposits	1,517,530	13,119	3.47%	1,059,947	1,006	0.38%
Borrowings	160,079	1,501	3.76%	65,213	100	0.62%
Subordinated debentures	24,599	334	5.45%	24,545	333	5.44%
Total interest-bearing liabilities	1,702,208	14,954	3.52%	1,149,705	1,439	0.50%
Demand deposits	174,515			209,176
Other liabilities	23,490			10,863
Total liabilities	1,900,213			1,369,744
Stockholders' equity	181,931			152,280
Total liabilities and stockholders' equity	$2,082,144			$1,522,024
Net interest rate spread			2.13%			3.95%
Net interest income/margin		$13,505	2.68%		$14,820	4.05%

Provision and Allowance for Loan Losses

The Company recorded a $0.5 million provision for loan losses expense for the three months ended June 30, 2023, versus $1.0 million recorded for the comparable period in 2022. The adequacy of the provision and the resulting allowance for loan losses, which was $15.4 million at June 30, 2023, is determined by management’s ongoing review of the loan portfolio including, among other things, impaired loans, past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect borrower’s ability to repay and estimated fair value of any underlying collateral securing loans. Moreover, management evaluates changes, if any, in underwriting standards; collection, charge-off and recovery practices; the nature or volume of the portfolio, lending staff and concentration of loans; as well as current economic conditions and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimable losses at June 30, 2023. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income increased by $0.1 million for the three months ended June 30, 2023 versus the comparable 2022 period. This increase was driven by a $0.2 million increase in net gain on sale of loans reflective of the strengthening of secondary market premiums in connection with sales of SBA loans offset by a $0.1 million decrease in other income. For the three months ended June 30, 2023 and 2022, the Company sold the government guaranteed portion of SBA loans totaling approximately $12.6 million and $9.5 million, respectively, recognizing net gains of $1.1 million and $0.8 million, respectively.

Non-Interest Income

For the three and nine months ended June 30, 2023 and 2022

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Loan servicing and fee income	$811	$779	$2,028	$2,203
Service charges on deposit accounts	70	60	200	169
Net gain on sale of loans held for sale	1,052	849	2,625	3,916
Net gain on sale of investments available-for-sale	—	—	—	105
Other income	41	140	288	483
Total non-interest income	$1,974	$1,828	$5,141	$6,876

Non-interest Expense

Total non-interest expense increased by $1.8 million for the three months ended June 30, 2023 versus the comparable 2022 quarter. The increase in non-interest expense was primarily due to increases in salaries and employee benefits, data processing, professional fees and federal deposit insurance premiums.

Non-Interest Expense

For the three and nine months ended June 30, 2023 and 2022

	Three months ended		Nine months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Salaries and employee benefits	$5,405	$4,843	$15,301	$15,400
Occupancy and equipment	1,587	1,394	4,601	4,177
Data processing	576	374	1,435	1,133
Advertising and promotion	200	112	533	298
Acquisition costs	—	250	—	250
Professional fees	781	579	2,345	1,718
Federal deposit insurance premiums	357	90	873	260
Other expenses	1,660	1,088	4,316	3,116
Total non-interest expense	$10,566	$8,730	$29,404	$26,352

The Company recorded income tax expense of $1.3 million for an effective tax rate of 29.9% for the three months ended June 30, 2023, versus income tax expense of $1.6 million for an effective tax rate of 22.9% in the comparable 2022 period. This increase is primarily related to a $0.3 million tax related upward adjustment due to increased business in other states, coupled with lower projected pre-tax income. We anticipate the effective tax rate for the remainder of the year to range from 24.5% to 25.5%.

Results of Operations – Comparison of the Nine Months Ended June 30, 2023 and 2022 – The Company recorded net income of $11.6 million during the nine months ended June 30, 2023, versus net income of $17.7 million in the comparable nine months a year ago. The decline in earnings for the nine months ended June 30, 2023, versus the comparable 2022 period resulted primarily from a $2.1 million decrease in net interest income; a $1.7 million decrese in non-interest income; a $3.1 million increase in non-interest expense; a $0.5 million increase in the provision for loan losses expense due to growth in the loan portfolio; and a decrease in purchase accounting accretion.

Net Interest Income and Margin

The $2.1 million decline in net interest income for the nine months ended June 30, 2023, versus the comparable 2022 period was largely due to the compression of the Company’s net interest margin to 3.05% in the 2023 nine month period from 4.23% in the comparable 2022 period. The margin compression reflects the effects of the rapid and significant rise in interest rates and the competitive deposit environment. The yield on interest earning assets increased to 5.44% in the 2023 nine month period from 4.60% in the comparable 2022 period, an increase of 84 basis points, offset by a 243 basis point increase in the cost of interest-bearing liabilities to 2.90% in 2023 from 0.47% in the 2022 nine month period. Included in net interest income was accretion and amortization of purchase accounting adjustments of $1.1 million during the nine months ended June 30, 2023 and $3.3 million in the nine months ended June 30, 2022 arising from the acquisition of Savoy Bank.

NET INTEREST INCOME ANALYSIS

For the Nine Months Ended June 30, 2023 and 2022

(dollars in thousands)

	2023			2022
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Loans	$1,748,618	$71,501	5.47%	$1,283,856	$47,972	5.00%
Investment securities	16,268	608	5.00%	12,659	358	3.78%
Interest-earning cash	97,681	3,558	4.87%	116,709	356	0.41%
FHLB stock and other investments	7,617	424	7.44%	4,518	130	3.85%
Total interest-earning assets	1,870,184	76,091	5.44%	1,417,742	48,816	4.60%
Non interest-earning assets:
Cash and due from banks	9,557			8,901
Other assets	53,334			47,044
Total assets	$1,933,075			$1,473,687

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, NOW and money market deposits	$1,000,926	$22,461	3.00%	$694,429	$1,290	0.25%
Time deposits	401,095	7,144	2.38%	311,483	1,319	0.57%
Total interest-bearing deposits	1,402,021	29,605	2.82%	1,005,912	2,609	0.35%
Borrowings	115,635	2,792	3.23%	93,213	376	0.54%
Subordinated debentures	24,586	1,001	5.44%	24,524	998	5.44%
Total interest-bearing liabilities	1,542,242	33,398	2.90%	1,123,649	3,983	0.47%
Demand deposits	187,071			200,295
Other liabilities	24,522			12,456
Total liabilities	1,753,835			1,336,400
Stockholders' equity	179,240			137,287
Total liabilities and stockholders' equity	$1,933,075			$1,473,687
Net interest rate spread			2.54%			4.13%
Net interest income/margin		$42,693	3.05%		$44,833	4.23%

Provision for Loan Losses

The Company recorded a $2.9 million provision for loan losses expense for the nine months ended June 30, 2023, versus $2.4 million recorded for the comparable period in 2022. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income decreased by $1.7 million for the nine months ended June 30, 2023, versus the comparable 2022 period. This decline was largely driven by the $1.3 million decrease in net gain on sale of loans due to a lower volume of SBA loan sales and depressed secondary market premiums early in the year. For the nine months ended June 30, 2023 and 2022, the Company sold loans totaling approximately $33.4 million and $60.9 million, respectively, recognizing net gains of $2.6 million and $3.9 million, respectively.

Non-interest Expense

Total non-interest expense increased by $3.1 million for the nine months ended June 30, 2023, versus the comparable 2022 period. The increase in non-interest expense was primarily due to increases in occupancy and equipment, data processing, professional fees and federal deposit insurance premiums.

The Company recorded income tax expense of $3.9 million for an effective tax rate of 24.9% for the nine months ended June 30, 2023, versus income tax expense of $5.2 million for an effective tax rate of 22.8% in the comparable 2022 period.

Asset Quality - Total non-accrual loans at June 30, 2023 were $10.6 million, or 0.58% of total loans, compared to $12.3 million, or 0.76% of total loans at September 30, 2022 and $12.5 million, or 0.88% of total loans, at June 30, 2022. The allowance for loan losses as a percentage of total non-accrual loans amounted to 144%, 105% and 87% at June 30, 2023, September 30, 2022 and June 30, 2022, respectively.

Total accruing loans delinquent 30 days or more, excluding purchased credit-impaired loans, amounted to $17.0 million, $2.9 million and $4.5 million at June 30, 2023, September 30, 2022 and June 30, 2022, respectively.

Total loans having credit risk ratings of Special Mention or Substandard were $25.9 million at June 30, 2023, versus $32.6 million at September 30, 2022. These were mainly from the acquired loan portfolio of Savoy Bank. The acquired portfolio has a large component of SBA loans, which were supported through the COVID-pandemic with assistance from the SBA. The Company’s Special Mention and Substandard loans were comprised of residential real estate, multi-family, commercial real estate loans, commercial and industrial loans (including SBA facilities) and construction loans at June 30, 2023. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At June 30, 2023, the Company had $1.7 million in troubled debt restructurings (“TDRs”), consisting of residential real estate loans. The Company had TDRs amounting to $2.3 million and $1.3 million at September 30, 2022 and June 30, 2022, respectively.

At June 30, 2023, the Company’s allowance for loan losses amounted to $15.4 million or 0.84% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 0.79% at September 30, 2022 and 0.77% at June 30, 2022. The Company recorded loan charge-offs during the three months ended June 30, 2023 and September 30, 2022 of $10 thousand and $92 thousand, respectively. The Company recorded no loan charge-offs during the three months ended June 30, 2022.

The Company recorded a $0.5 million provision for loan losses expense for the three months ended June 30, 2023, versus $1.0 million recorded for the comparable period in 2022. Adjustments to the Company’s loss experience is based on management’s evaluation of several environmental factors, including: changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments; changes in the nature and volume of the Company’s portfolio and in the terms of the Company’s loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans; changes in the quality of the Company’s loan review system; changes in lending policies, procedures and strategies; changes in the value of underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

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

ASSET QUALITY

June 30, 2023 versus September 30, 2022 and June 30, 2022

(dollars in thousands)

	As of or for the three months ended
	6/30/2023	9/30/2022	6/30/2022
Non-accrual loans	$10,649	$12,281	$12,491
Non-accrual loans held for sale	—	—	—
Loans greater than 90 days past due	136	1,231	1,237
Other real estate owned	—	—	—
Total non-performing assets (1)	$10,785	$13,512	$13,728

Performing TDRs	$1,744	$2,370	$1,390

Loans held for sale	—	—	—
Loans held for investment	1,823,503	1,623,531	1,415,777

Allowance for loan losses:
Beginning balance	$14,879	$10,886	$9,886
Provision	500	2,050	1,000
Charge-offs	(10)	(92)	—
Recoveries	—	—	—
Ending balance	$15,369	$12,844	$10,886

Allowance for loan losses as a % of total loans (2)	0.84%	0.79%	0.77%

Allowance for loan losses as a % of non-accrual loans (2)	144%	105%	87%

Non-accrual loans as a % of total loans (2)	0.58%	0.76%	0.88%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	0.59%	0.83%	0.97%

Non-performing assets as a % of total assets	0.51%	0.73%	0.85%

Non-performing assets and performing TDRs, to total loans held for sale and investment	0.69%	0.98%	1.07%
(1)	Non-performing assets defined as non-accrual loans, non-accrual loans held for sale, loans greater than 90 days past due and other real estate owned.
(2)	Excludes loans held for sale.

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

The Company utilizes a number of strategies to manage interest rate risk including, but not limited to: (i) balancing the types and structures of interest-earning assets and interest-bearing liabilities by diversifying mix, coupons, maturities and/or repricing characteristics, (ii) reducing the overall interest rate sensitivity of liabilities by emphasizing core and/or longer-term deposits; utilizing FHLB advances and wholesale deposits for our interest rate risk profile, and (iii) entering into interest rate swap agreements.

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at June 30,2023 (dollars in thousands). The results are within the Company’s policy limits.

At June 30, 2023
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII(1)

(basis points)	EVE	Amount	%	(basis points)	NII(1)	Amount	%
+400	$113,978	$(92,769)	(44.9)	+400	$32,717	$(13,820)	(29.7)
+300	135,252	(71,495)	(34.6)	+300	36,152	(10,385)	(22.3)
+200	157,676	(49,071)	(23.7)	+200	39,645	(6,892)	(14.8)
+100	182,740	(24,007)	(11.6)	+100	43,168	(3,369)	(7.2)
0	206,747			0	46,537
-100	227,095	20,348	9.8	-100	49,853	3,316	7.1
(1)	Assumes 12 month time horizon.

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

Risks Related to Recent Events Impacting the Financial Services Industry

Recent events impacting the financial services industry, including the failures of Silicon Valley Bank, Signature Bank and First Republic Bank, have resulted in decreased confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These recent events have, and could continue to, adversely impact the market price and volatility of the Company’s common stock.

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

HANOVER BANCORP, INC.

Dated: August 11, 2023	/s/ Michael P. Puorro
Michael P. Puorro
Chairman & Chief Executive Officer
(principal executive officer)

Dated: August 11, 2023	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)