Form 10-K
period 2023-09-30
Hanover Bancorp, Inc. /NY
filed 2023-12-21
CIK 1828588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $18.00 as of March 31, 2023 was $101.9 million.

As of December 18, 2023, the registrant had 7,333,895 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

Hanover Bancorp, Inc.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of Hanover Bancorp, Inc. and its subsidiary, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) the impact of a pandemic or other health crises and the government’s response to such pandemic or crises on our operations as well as those of our customers and on the economy generally and in our market area specifically, (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period; (5) general economic conditions may be less favorable than expected; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Hanover Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Hanover Bancorp, Inc.; (9) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (10) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (11) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (12) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Hanover Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in Hanover Bancorp Inc.’s other filings with the Securities and Exchange Commission (the “Commission”). These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Hanover Bancorp, Inc. Hanover Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

Part I

Item 1.Business

Overview

Hanover Bancorp, Inc. (“Hanover”) is a New York corporation which is the holding company for Hanover Community Bank (the “Bank”), a New York chartered community commercial bank focusing on highly personalized and efficient services and products responsive to local needs. The Bank operates as a locally headquartered, community-oriented bank serving customers throughout the New York metro area from offices in Nassau, Suffolk, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York, and Freehold, Monmouth County, New Jersey. We opened the Bank’s Hauppauge Business Banking Center in Hauppauge, Suffolk County, New York in May 2023. As of September 30, 2023, we had total assets of $2.15 billion, total loans of $1.87 billion, total deposits of $1.74 billion and total stockholders’ equity of $185.9 million.

The Bank was originally organized in 2009, with a focus on serving the South Asian community in Nassau County. After incurring financial and regulatory setbacks, the Bank was recapitalized in 2012 (the “2012 Recapitalization”). Following the 2012 Recapitalization, the Bank adopted a strategic plan focused on providing differentiated consumer and commercial banking services to clients in the western Long Island markets and New York City boroughs, particularly the Queens and Brooklyn markets. As a result, the Bank has grown its balance sheet significantly both through organic loan and deposit growth, as well as highly opportunistic acquisitions. The Bank’s management team has utilized its strong local community ties and experience with federal and New York bank regulatory agencies to create a bank that we believe emphasizes strong credit quality, a solid balance sheet, and a robust capital base.

In 2019, we acquired Chinatown Federal Savings Bank (“CFSB”). The transaction helped us enhance and diversify our funding profile and further enhance our visibility in the New York City market where much of our lending activities take place.

On May 26, 2021, the Company completed the acquisition of Savoy Bank (“Savoy”), a privately held commercial bank founded to provide banking services to small business owners in and around New York City. With the Savoy acquisition, we expanded our commercial banking capabilities significantly, with a particular focus on small business clients and Small Business Administration (“SBA”) lending.

In May 2022, the Company completed an initial public offering (“IPO”) of its common stock resulting in net proceeds of $27.7 million. The Company listed its shares on The Nasdaq Global Select Market in connection with the IPO.

In October 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31. Accordingly, the Company will report a transition quarter that runs from October 1, 2023 through December 31, 2023 (the “Stub Period”). The Company’s next full fiscal year will be the calendar year January 1, 2024 through December 31, 2024. All references in Part I of this report to a quarter or year are to the Company’s historical fiscal quarter or fiscal year unless otherwise stated.

Our one- to four-family residential mortgage segment has a particular niche focus on non-conforming loans, primarily secured by owner-occupied and investment properties. The segment has proven particularly appealing to Asian American borrowers in the New York City boroughs. We offer a variety of deposit accounts to businesses and consumers through our branch network, which we believe complements our niche lending efforts. Additionally, we have expanded our deposit products to include a full line of municipal banking accounts, which has allowed us to capture additional customers in our operating footprint. During the fourth calendar quarter of 2023, we have begun offering business banking services to the legal, licensed cannabis industry in New York state.

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

Residential real estate. We originate mainly non-qualified, alternative documentation, single-family residential mortgage loans through broker referrals or our branch network to accommodate the needs of diverse communities in the New York City MSA. We offer multiple products, including our Residential Investor Program (“RIP”), which is designed specifically for two- to four-family units. Other one- to four-family credit products include home equity loans and first-time home buyer loans.

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

We originate non-qualified one- to four-family residential mortgage loans both to sell and hold for investment. Single-family residential mortgage loans held for sale are generally sold with the servicing rights released. However, due to the pace of interest rate increases since 2022, the Bank’s secondary market sale activity remains less active, and the Bank continues originating residential loans for its own portfolio.

Commercial real estate. We offer real estate loans secured by owner occupied and non-owner occupied commercial properties, including one- to four-family properties and multi-family residential properties and construction and land development loans. Our management team has extensive knowledge of the markets where we operate and our borrowers. We focus on what we believe to be high quality credits with acceptable loan-to-value ratios, income- producing properties with strong cash flow and collateral profiles. The weighted average LTV was 60% for this portfolio as of September 30, 2023.

Within the commercial real estate portfolio, multi-family loans are secured primarily by rent controlled/stabilized multi-family properties located in New York City. The real estate securing our existing non-owner occupied commercial real estate loans is primarily multi-family, mixed-use and commercial properties. Owner-occupied properties comprise a wide variety of property types, including offices, warehouses, retail centers, and hotels.

Our construction portfolio is small, representing only $13.0 million in total balances at September 30, 2023. Our construction and land development loans are comprised of commercial construction and land acquisition and development loans. Interest reserves are generally established on real estate construction loans. These loans are typically Prime-based and have maturities of fewer than 18 months. As of September 30, 2023, 100% of our real estate construction loan portfolio was secured by commercial properties.

Commercial and industrial. We provide a mix of variable and fixed rate commercial and industrial loans, which we refer to as C&I loans. The loans are typically made to small and medium-sized businesses for working capital needs, business expansions and trade financing. We extend commercial business loans on an unsecured and secured basis for working capital, accounts receivable and inventory financing, machinery and equipment purchases, and other business purposes. Generally, lines of credit have maturities ranging from twelve to twenty- four months, and “term loans” have maturities ranging from five to ten years. C&I loans generally provide for floating interest rates, with interest only payments for lines of credit and monthly payments of both principal and interest for term loans. We expect C&I lending to be a key component of our growth going forward. As of September 30, 2023, our commercial and industrial loans comprised $87.6 million, or 4.7%, of total loans held for investment.

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

SBA loans are originated subject to personal guarantees and may include real estate belonging to guarantors as collateral. We monitor SBA loans by collateral type. From time to time, we will also originate SBA 504 loans, which are real estate backed commercial mortgages where we have first mortgages and the SBA has second mortgages on the properties. We also, from time-to-time, originate loans guaranteed by the United States Department of Agriculture (“USDA”), which have characteristics that are similar to those of SBA 7(a) loans. We originate all such loans through our loan officers and brokers to borrowers located in, and secured by collateral located in, New York and New Jersey, our primary trade area, as well as in other states across the country.

Deposits and Funding

Checking accounts consist of retail and business demand deposit products. NOW accounts consist of retail and business interest-bearing transaction accounts that have minimum balance requirements. Money market accounts consist of products that provide market rates of interest to depositors. Our savings accounts consist of statement type accounts. Time deposits consist of certificates of deposit, including those held in IRA accounts, and brokered certificates of deposit.

We also have a municipal banking business, which we believe has produced a significant level of deposits at cost-effective rates. The business provides banking services to public municipalities, including counties, cities, towns, and school districts, throughout the Long Island area. We believe this business is differentiated from our competitors in that the customers are long-term relationships of our team and are not transactional in nature. Furthermore, our focus is banking municipalities that are core to our branch footprint and where our brand resonates. This initiative is also consistent with our branch-lite and highly efficient approach to growing our balance sheet. The team and relationships we have allow us to compete throughout the Long Island market without the expense constraints of multiple physical locations. As of September 30, 2023, we had $313.2 million in municipal deposits at an average rate of 4.53%.

Deposits serve as the primary source of funding for our interest-earning assets, but also generate non-interest revenue through insufficient funds fees, stop payment fees, safe deposit rental fees, foreign ATM fees and debit card interchange and other miscellaneous fees.

Employees and Human Capital Resources

As of September 30, 2023, we employed 176 full-time employees. None of these employees are covered by a collective bargaining agreement. The Company provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical, Health Savings Account contribution for eligible plans, a 401(k) savings plan with a company match component and short-term and long-term disability coverage. Additional benefits offered include paid time off, dental, vision, life insurance and employee assistance. The Company’s compensation package is designed to maintain market competitive total rewards programs for all employees in order to attract and retain superior talent. We also implemented flexible scheduling, which has allowed us to remain competitive.

Competition

The financial services industry is highly competitive. We compete for loans, deposits, and financial services in all of our principal markets. We compete directly with other bank and nonbank institutions located within our markets, internet-based banks, out-of-market banks and bank holding companies that advertise in or otherwise serve our markets, money market funds and other mutual funds, brokerage houses, and various other financial institutions. Additionally, we compete with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies and commercial entities offering financial services products, including nonbank lenders and so-called financial technology companies. Competition involves, among other things, efforts to retain current customers and to obtain new loans and deposits, the scope and types of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking. We also face direct competition from subsidiaries of bank holding companies that have far greater assets and resources than ours.

Supervision and Regulation

Overview

The Bank is chartered under the laws of the state of New York. Its deposits are insured under the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits, but it is not a member of the Federal Reserve System. The lending, investment, deposit-taking, and other business authority of the Bank is governed primarily by state and federal law and regulations, and the Bank is prohibited from engaging in any operations not authorized by such laws and regulations. The Bank is subject to extensive regulation, supervision and examination by, and the enforcement authority of, the New York Department of Financial Services (the “DFS”) and the FDIC, its primary federal regulator. The regulatory structure establishes a comprehensive framework of activities in which a non-member bank may engage and is primarily intended for the protection of depositors, customers and the DIF. The regulatory structure gives the regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the DIF, with institutions deemed less risky paying lower rates. Assessments for institutions of less than $10 billion of total assets, such as the Bank, are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

By final rule adopted in October 2022, the FDIC increased the initial base deposit insurance assessment rates by 2 basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size ranged from 3.5 to 32 basis points. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what deposit insurance assessment rates will be in the future.

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

Capitalization

The Bank is subject to risk-based and leverage capital standards by which all banks are evaluated in terms of capital adequacy. Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” FDIC rules define these five capital categories. Under current FDIC regulations, a bank is deemed to be “well capitalized” if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 8% or greater, has a common equity tier 1 capital ratio of 6.5% or greater, has a leverage ratio of 5% or greater, and is not subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received an unsatisfactory safety and soundness examination rating. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. As of September 30, 2023, the Bank was a “well-capitalized” bank, as defined by its primary federal regulator.

Each of the bank regulatory agencies have issued rules that amend their capital guidelines for interest rate risk and require such agencies to consider in their evaluation of a bank’s capital adequacy, the exposure of a bank’s capital and economic value to changes in interest rates. These rules do not establish an explicit supervisory threshold. The agencies intend, at a subsequent date, to incorporate explicit minimum requirements for interest rate risk into their risk-based capital standards and have proposed a supervisory model to be used together with bank internal models to gather data and propose, at a later date, explicit minimum requirements.

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

As a result of the capital conservation buffer rules, if the Bank fails to maintain the required minimum capital conservation buffer, the Bank may be unable to make capital distributions to us, which could negatively impact our ability to pay dividends, service debt obligations or repurchase common stock. In addition, such a failure could result in a restriction on our ability to pay certain cash bonuses to executive officers, negatively impacting our ability to retain key personnel. As of September 30, 2023, the Bank’s current capital levels exceeded the applicable minimum capital requirements, including the capital conservation buffer, as prescribed in the Basel III capital rules.

As a result of the Economic Growth Act, banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion that are not determined to be ineligible by their primary federal regulator due to their risk profile, which is referred to as a Qualifying Community Bank. The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule establishes a community bank leverage ratio, or CBLR, equal to the tangible equity capital divided by the average total consolidated assets. Currently the minimum required CBLR is 9.0%.

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

The final rule that increased regulatory capital standards also adjusted the prompt corrective action tiers as of January 1, 2015 to conform to the revised capital standards. As described above, the Bank has not elected to follow the CBLR so the generally applicable prompt corrective action requirements remain applicable to the Bank. Under prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized”: total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a common equity tier 1 capital ratio of 6.5% or greater, a leverage ratio of 5% or greater, and not be subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure.

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

Community Reinvestment Act and Fair Lending Laws Federal Regulation

Under the Community Reinvestment Act (“CRA”), as implemented by the FDIC, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC to assess the Bank’s record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent examination, the Bank was rated “Satisfactory” with respect to its CRA compliance. The banking regulatory agencies have recently substantially amended their regulations implementing the CRA to, among other things, move away from standards based upon the location of a bank’s branches and toward a focus on the location of its loans. These regulations are not yet effect, and management has not yet determined the impact of these new regulations on the Bank.

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

Privacy Laws

The Bank is subject to a variety of federal and state privacy laws, which govern the collection, safeguarding, sharing and use of customer information, and require that financial institutions have in place policies regarding information privacy and security. For example, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and practices for sharing nonpublic information with third parties, provide advance notice of any changes to the policies and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties. It also requires banks to safeguard personal information of consumer customers. Some state laws also protect the privacy of information of state residents and require adequate security for such data, and certain state laws may, and issued federal regulations do, in some circumstances, require the Bank to notify affected individuals of security breaches of computer databases that contain their personal information. These laws and regulations may also require the Bank to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.

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

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, such as:

●	The Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	The Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
●	The Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	The Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, religion, sex and other prohibited factors in extending credit;
●	The Fair Credit Reporting Act, governing the use of credit reports on consumers and the provision of information to credit reporting agencies;
●	Unfair or Deceptive Acts or Practices laws and regulations;
●	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●	The Coronavirus Aid, Relief and Economic Security Act; and
●	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank are further subject to the:

●	The Truth in Savings Act, which specifies disclosure requirements with respect to deposit accounts;
●	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	The Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
●	The Check Clearing for the 21st Century Act, which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
●	State unclaimed property or escheatment laws; and
●	Cybersecurity regulations, including but not limited to those implemented by DFS.

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

Capitalization

Bank holding companies are subject to consolidated regulatory capital requirements that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions. As a result, consolidated regulatory capital requirements identical to those applicable to the subsidiary banks generally apply to bank holding companies. However, the FRB has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and subsequent legislation and the related issuance of regulations by the FRB have increased the threshold for the exception to $3.0 billion of consolidated assets. Consequently, bank holding companies such as the Company with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the FRB.

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

Dividends and Stock Repurchases

The FRB has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with FRB staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

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

Acquisition of Control of the Company

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the FRB has prior written notice and has not issued a notice disapproving the proposed acquisition. In evaluating such notices, the FRB takes into consideration such factors as the financial resources, competence, experience and integrity of the acquirer, the future prospects of the bank holding company involved and its subsidiary bank and the competitive effects of the acquisition. In January 2020, the Federal Reserve substantially revised its control regulations. Under the revised rule, control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the BHC. Where an investor holds less than 25%, the Federal Reserve provides the following four-tiered approach to determining control: (1) less than 5%; (2) 5%-9.99%; (3) 10%-14.99%; and (4) 15%-24.99%. In addition to the four tiers, the Federal Reserve takes into account substantive activities, including director service, business relationships, business terms, officer/employee interlocks, contractual powers, and proxy contests for directors. The Federal Reserve Board may require the company to enter into passivity and, if other companies are making similar investments, anti-association commitments. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

Summary of Risk Factors

●	Our one- to four- family residential mortgage lending and certain niche loan products could expose us to credit risks that may be different than would apply to a more diversified or traditional loan portfolio.
●	Our business and operations are concentrated in the New York metropolitan area, and we are sensitive to adverse changes in the local economy.
●	We are subject to the various risks associated with our banking business and operations, including, among others, credit, market, liquidity, interest rate and compliance risks, which may have an adverse effect on our business, financial condition and results of operations if we are unable to manage such risks.
●	SBA and other government guaranteed lending are an increasingly important part of our business, and changes to SBA or other government guaranteed lending programs, or the rules governing such programs or other government guaranteed lending programs, may adversely affect our profitability. In addition, we may incur greater risk on our SBA and other government guaranteed lending as we seek to expand our guaranteed lending activities outside of our primary market area.
●	We have begun offering banking services to businesses in the state licensed cannabis industry, and this could expose us to liabilities and regulatory compliance costs.
●	Our liquidity and capital needs, particularly given our growth strategy, may suffer if not managed effectively or if capital is not available on terms acceptable to us.
●	Our ability to sustain growth will diminish if we are unable to continue to make commercially attractive acquisitions, or if we are unable to realize the benefits of prior or future acquisitions in a reasonable timeframe.
●	We operate in a highly competitive market and face increasing competition from traditional and new financial services providers.
●	We are dependent on key personnel and the unexpected loss of their services, or if we are unable to attract new personnel as we execute our growth strategy, will adversely impact our financial condition.
●	We operate in a highly regulated industry, and the current regulatory framework and any future legislative and regulatory changes, may have an adverse effect on our business, financial condition and results of operations.
●	We are subject to risks associated with our dependency on our information technology and telecommunications systems and third-party servicers including exposures to systems failures, interruptions or breaches of security.
●	Due to the limited public float and trading volume of our stock, our stock price may be volatile, which could result in substantial losses for investors.
●	Anti-takeover provisions in our charter and under New York and Federal law could limit certain shareholder actions.

ECONOMIC, MARKET AND INVESTMENT RISKS

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation began to rise sharply at the end of 2021 and has remained at an elevated level through 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if we were unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, we may experience a material adverse effect on our financial condition and results of operations.

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation (the “DFPI”), on March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the DFPI, and in each case the FDIC was appointed receiver for the failed institution. These banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of their deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management.

If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, we may experience a material adverse effect on our financial condition and results of operations. We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as a part of our liquidity management, we must use a number of funding sources in addition to deposits and repayments and maturities of loans and investments, which may include Federal Home Loan Bank of New York advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

Our financial flexibility would be severely constrained if we were unable to maintain our access to funding or if adequate financing were not available at acceptable interest rates. Further, if we were required to rely more heavily on more expensive funding sources to support liquidity, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. If alternative funding sources were no longer available to us, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of September 30, 2023, we had a net unrealized loss of $2.1 million on our available for-sale investment securities portfolio as a result of the rising interest rate environment. Our investment securities totaled $15.0 million, or 0.7% of total assets, at September 30, 2023. The details of this portfolio are included in Note 2 to the consolidated financial statements.

A substantial portion of our business is in the New York metro area, therefore, our business is particularly vulnerable to an economic downturn in our primary market area.

We primarily serve businesses, municipalities and individuals located in the New York metro area. As a result, we are exposed to risks associated with lack of geographic diversification. The occurrence of an economic downturn in the New York metro area, could impact the credit quality of our assets, the businesses of our customers and the ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of September 30, 2023, 77% of our real estate loan portfolio was secured by real estate located in the five boroughs of New York City and Nassau County, New York. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio and have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, financial condition and results of operations.

We also obtain a significant volume of deposits from municipal customers, primarily in Nassau and Suffolk Counties in New York. Approximately 18.1% of our deposits are from municipal customers, although no single municipal customer represents a concentration risk. A prolonged economic downturn which adversely effects tax revenues or other governmental funding sources could have an adverse impact on our ability to gather cost efficient deposits, and fund our loans and other investments, thereby adversely affecting our results of operations.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At September 30, 2023, approximately $1.8 billion, or 95%, of our total loan portfolio was secured by real estate, almost all of which is located in our primary lending market. Future declines in the real estate values in the New York metro area and Nassau County and surrounding markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned (“OREO”) and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have an adverse effect on our business, financial condition or results of operations.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. Although we held no OREO properties at September 30, 2023, it is possible that in future periods we may take title to OREO properties in the event of defaults on outstanding loans. The amount that we, as a mortgagee, may realize after a default depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or writedowns in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.

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

Other aspects of our business may be adversely affected by unfavorable economic, market, and political conditions.

An economic recession or a downturn in various markets could have one or more of the following adverse effects on our business:

●	a decrease in the demand for our loans and other products we offer;
●	a decrease in our deposit balances due to overall reductions in the number or value of client accounts;
●	a decrease in the value of collateral securing our loans;
●	an increase in the level of nonperforming and classified loans;
●	an increase in provisions for loan losses and loan charge-offs;
●	a decrease in net interest income derived from our lending and deposit gathering activities;
●	a decrease in our ability to access the capital markets; and
●	an increase in our operating expenses associated with attending to the effects of certain circumstances listed above.

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

We have historically originated an increasingly significant number of SBA loans, and sold a significant portion of the guaranteed portions of these loans on the secondary market. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of September 30, 2023, we held $115.5 million of SBA loans on our balance sheet, $90.6 million of which consisted of the non-guaranteed portion of SBA loans and $24.9 million consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations would be adversely impacted.

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

Historically, our SBA and other government guaranteed lending has been to customers, and secured by collateral, located primarily on our metropolitan New York trade area. However, we have hired lending personnel in other parts of the country to expand our market share of SBA and other government guaranteed lending. This geographic expansion of our government guaranteed lending may expose us to greater and different risks than lending in our trade area. For example, upon a default we will need to comply with local legal requirements and court rules, which may be more or less advantageous to borrowers than those in New York and New Jersey, which may make collecting upon collateral more difficult and expensive. We may also need to hold and operate property or business assets in remote locales, making it more difficult and expensive for management to oversee the assets. We may also have less knowledge of the markets in areas in which we may now lend, making underwriting decisions riskier.

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

In 2006, the OCC, the FDIC, and the FRB, or collectively, the Agencies, issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the “CRE Guidance.” Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our commercial real estate loan balance has increased 7% during fiscal year 2023 and commercial real estate loans represent 448% of our risk-based capital at September 30, 2023, a decrease from 453% at September 30, 2022.

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

The residential mortgage loans that we originate consist primarily of non-conforming residential mortgage loans, which are typically considered to have a higher degree of risk and are less liquid than conforming residential mortgage loans. We attempt to address this enhanced risk through our underwriting process, and by generally requiring three months principal, interest, taxes and insurance reserves. These loans also present pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other financial institutions may change from time to time, which could result in a lower volume of corresponding loan originations. In addition, when we sell the non-conforming residential mortgage loans, we are required to make certain representations and warranties to the purchaser regarding such loans. Under those agreements, we may be required to repurchase the non-conforming residential mortgage loans if we have breached any of these representations or warranties, in which case we may record a loss. Additionally, if repurchase and indemnity demands increase on loans that we sell from our portfolio, our liquidity, results of operations and financial condition could be adversely affected.

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

Our loan portfolio includes a significant concentration of one- to four- family residential mortgage loans. As of September 30, 2023, we had $657.3 million in one- to four- family residential mortgage loans, representing 35% of our total loan portfolio. Approximately 91% of these loans are secured by properties in the five boroughs of New York City and Nassau County, New York and 69% of these loans are rental properties and are not owner-occupied. These loans expose us to credit risks that may be different from those related to loans secured by owner-occupied properties or commercial loans. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio and have an adverse impact on our revenues and financial condition. In addition, economic downturns in New York City could affect levels of employment in the New York metro area, which may affect the demand for rental housing. Any increase in rental vacancies, or reductions in rental rates, could adversely impact our borrowers and their ability to repay their loans. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, financial condition and results of operations.

Our niche lending products may expose us to greater risk than traditional lending products.

A significant portion of our lending activity is related to certain niche lending products, such as loans secured by investor owned, non-owner occupied one- to four-family properties and loans without third-party income verifications, which are considered non-qualified mortgage loans and which may expose us to greater risk of credit loss than that associated with more traditional lending products. Non-qualified mortgage loans are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. For the years ended September 30, 2023 and 2022, we originated $196.0 million and $182.7 million in non-qualified mortgage loans, respectively. During the years ended September 30, 2023 and 2022, we sold into the secondary market $0 and $19.4 million, respectively of our non-qualified mortgages. We also have a concentration in the secondary market for our non-qualified mortgage loans, as a substantial portion of our non-qualified mortgage loans have historically been sold to one purchaser. If this purchaser is unwilling to purchase loans from us in the future, our resale market may decline and we may have difficulty selling our non-conforming residential mortgage loans, which could decrease our non-interest income as well as limit the number of non-conforming residential mortgage loans we can originate without excess interest rate risk. Although we have developed underwriting standards and procedures designed to reduce the risk of loss, we can provide no assurance that these standards and procedures will be effective in reducing losses. Should we incur credit losses, it could adversely affect our results of operations.

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

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of September 30, 2023, our allowance for loan losses totaled $14.7 million, which represented approximately 0.78% of our total loans held for investment. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels, adequacy of collateral and historical peer charge-off data. The determination of the appropriate level of our allowance for loan losses is inherently highly subjective and requires management to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes.

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

Effective October 1, 2023, we will be required to adopt the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, commonly referred to as “CECL.” CECL changes the allowance for loan losses methodology from an incurred loss concept to an expected loss concept, which is more dependent on future economic forecasts, assumptions and models than previous accounting standards and could result in increases in, and add volatility to, our allowance for credit losses and future provisions for credit losses. These forecasts, assumptions, and models are inherently uncertain and are based upon management’s reasonable judgment in light of information currently available. Our allowance for credit losses may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results.

If our non-performing assets increase, our earnings will be adversely affected.

At September 30, 2023, our non-performing assets, which consist of non-performing loans and OREO (of which we had none at September 30, 2023), were $15.1 million, or 0.70% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

If additional borrowers become delinquent and do not pay their loans, and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase, which could have a material adverse effect on our financial condition and results of operations.

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

As part of the bank regulatory process, the FDIC, the New York State DFS, and the FRB periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, one of these banking agencies were to determine that the financial condition, capital adequacy, asset quality, earnings prospects, management capability, liquidity, asset sensitivity to market risks, asset management, risk management or other aspects of any of our operations have become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against the Company, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance and terminate the Bank’s charter to operate. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

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

The net deferred tax asset reported on our balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions and deferred compensation deductions. The net deferred tax asset is measured by applying currently enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of September 30, 2023, our net deferred tax asset was $1.5 million.

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

Our deposit services for businesses in the state licensed cannabis industry could expose us to liabilities and regulatory compliance costs.

Commencing in fourth calendar quarter of 2023, we implemented specialized deposit and lending services intended for a limited number of state licensed medical-use cannabis business customers. Medical use cannabis, as well as recreational use businesses, are legal in numerous states and the District of Columbia, including our primary markets of New York and New Jersey. However, such businesses are not legal at the federal level, and marijuana remains a Schedule I drug under the Controlled Substances Act of 1970. In 2014, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) published guidelines for financial institutions servicing state legal cannabis businesses. We have implemented a comprehensive control framework that includes written policies and procedures related to the on-boarding of such businesses and the monitoring and maintenance of such business accounts that comports with the FinCEN guidance. Additionally, our policies call for due diligence review of the cannabis business before the business is on-boarded, including confirmation that the business is properly licensed and maintains the license in good standing in the applicable state. Throughout the relationship, our policies call for continued monitoring of the business, including periodic site visits, confirmation that licenses are in good standing and reviews of business and compliance data, as applicable, to determine that the business continues to satisfy our requirements. The Bank may offer additional banking products and services to cannabis related customers in the future. While we believe our policies and procedures allow us to operate in compliance with the FinCEN guidelines, there can be no assurance that compliance with the FinCEN guidelines will protect us from federal prosecution or other regulatory sanctions. Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutors will not choose to strictly enforce the federal laws governing cannabis. Any change in the federal government’s enforcement position could potentially subject us to criminal prosecution and other regulatory sanctions. As a general matter, the medical and recreational cannabis business is considered high-risk, thus increasing the risk of a regulatory action against our BSA/AML program that would likely have adverse consequences, including but not limited to, preventing us from undertaking mergers, acquisitions and other expansion activities.

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

We have experienced rapid organic and acquisition-driven growth in recent periods. As a strategy, we have focused on growth by aggressively pursuing business development opportunities. Our assets have grown from $68.5 million at December 31, 2012 to $2.15 billion at September 30, 2023, representing a compound annual growth rate of approximately 38%. We cannot guarantee that we will sustain our recent asset and revenue growth rate in future periods. Our asset and revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our services, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities.

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

Pandemics, natural disasters, global climate change, acts of terrorism, global conflicts or other similar events have in the past, and may in the future have, a negative impact on our business and operations. These events impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations and may have other adverse effects on us in ways that we are unable to predict.

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

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

●	general economic conditions and overall market fluctuations;
●	actual or anticipated fluctuations in our quarterly or annual operating results;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	the public reaction to our press releases, our other public announcements and our filings with the SEC;
●	changes in financial estimates and recommendations by securities analysts following our stock;
●	changes in earnings estimates by securities analysts or our ability to meet those estimates;
●	the operating and stock price performance of other comparable companies;
●	the trading volume of our common stock;
●	new technology used, or services offered, by competitors; and
●	changes in business, legal or regulatory conditions, or other developments affecting the financial services industry, participants in our industry, and publicity regarding our business or any of our significant customers or competitors.

The realization of any of the risks described in this Item 1A “Risk Factors” section could have a material adverse effect on the market price of our common stock. In addition, the stock market experiences extreme volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect investor confidence and could affect the trading price of our common stock over the short, medium or long term, regardless of our actual performance. We cannot predict the extent to which a more active trading market in our common stock may develop or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The holders of our existing and future debt obligations will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest.

Shares of our common stock are equity interests and do not constitute indebtedness. In the event of any liquidation, dissolution or winding up of our business or of the Bank, our common stock would rank below all claims of debt holders against us. As of September 30, 2023, we had outstanding approximately $25.0 million in aggregate principal amount of subordinated notes. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our debt obligations must be satisfied before any distributions can be made to the holders of our common stock. To the extent that we issue additional debt obligations, the additional debt obligations will be of equal rank with, or senior to, our existing debt obligations and senior to our shares of common stock.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Bank owns its administrative headquarters and its Garden City Park branch and leases seven other branch locations. Our banking offices are located in Kings, Nassau, Suffolk, New York and Queens Counties in New York and in Monmouth County in New Jersey. Set forth below is certain information about the Bank’s offices:

●	Headquarters and Mineola Branch — 80 East Jericho Turnpike, Mineola, New York — this building has a branch on the first floor and Hanover’s corporate and administrative offices on the second and third floors and was opened in 2017.
●	Garden City Park Branch — 2131 Jericho Turnpike, Garden City Park, New York — this one-story building houses the Bank’s original branch as well as its Loan Servicing Department.
●	Flushing Branch — 138-29 39th Avenue, Flushing, New York — this is a ground floor branch opened in 2019.
●	Forest Hills Branch — 71-15 Austin Street, Forest Hills, New York — this is a ground floor branch opened in 2017.
●	Sunset Park Branch — 5512 8th Avenue, Brooklyn, New York — this three-story building has a branch on the ground floor and administrative offices on the second and third floors.
●	Bowery Branch — 109 Bowery, New York, New York — this three-story building has a branch on the ground floor and administrative offices on the second and third floors.
●	Rockefeller Center Branch — 600 5th Avenue, New York, New York — this is a branch located on the 17th floor of a 26-floor commercial building and was acquired as part of the Savoy transaction.
●	Freehold Branch — 4400 Route 9, Freehold, NJ — this branch and administrative office is located on the second floor of three-story commercial office building.
●	Hauppauge Branch — 410 Motor Parkway, Hauppauge, New York — this branch is located on the third floor of a commercial office building and was opened in May 2023.

ITEM 3. Legal Proceedings

From time to time we are party to various litigation matters incidental to the conduct of our business. At September 30, 2023, we are not party to any such legal proceeding the resolution of which we believe would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

Part II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Hanover Bancorp, Inc. trades on The Nasdaq Global Select Market under the symbol “HNVR”. As of September 30, 2023, we had approximately 458 holders of record of our common stock, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

We have paid a cash dividend of $0.10 per share on a quarterly basis to holders of our common stock for the prior eight quarters. The future determination of our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock, and other factors deemed relevant by our Board of Directors.

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended September 30, 2023.

On October 5, 2023, the Company announced that its Board of Directors has approved a Share Repurchase Program. Under this program, the Company may repurchase up to 366,050 shares, or approximately 5% of its outstanding common stock. The timing and amount of purchases will be dictated by a number of factors.

Under the Share Repurchase Program, repurchases will be made from time to time by the Company in the open market as conditions allow, or in privately negotiated transactions. The Company has not made any repurchases of its common stock under this program through the filing date of this Annual Report on Form 10-K.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of our operations for the fiscal years ended September 30, 2023 and 2022, respectively. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. Unless the context otherwise specifies or requires, references herein to “we” or “us” include Hanover Bancorp, Inc. and Hanover Bank on a consolidated basis.

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

The Bank offers a full range of financial services and employs a complete suite of consumer and commercial banking products and services, including multi-family and commercial mortgages, government guaranteed loans, residential loans, business loans and lines of credit. The Bank also offers its customers, among other things, access to 24-hour ATM service with no fees, free checking with interest, telephone banking, advanced technologies in mobile and internet banking for its consumer and business customers and safe deposit boxes. Our corporate administrative office is located in Mineola, New York where the Bank also operates a full-service branch office. Additional branches are located in Garden City Park, Hauppauge, Forest Hills, Flushing, Sunset Park, Manhattan and Chinatown, New York and Freehold, New Jersey. We opened the Bank’s Hauppauge Business Banking Center in Hauppauge, Suffolk County, New York in May 2023.

In October 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31. Accordingly, the Company will report a transition quarter that runs from October 1, 2023 through December 31, 2023 (the “Stub Period”). The Company’s next full fiscal year will be the calendar year January 1, 2024 through December 31, 2024. As a result, all references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to a quarter or year are to the Company’s historical fiscal quarter or fiscal year unless stated otherwise.

At September 30, 2023, on a consolidated basis we had $2.15 billion in total assets, $185.9 million in total stockholders’ equity, $1.87 billion in total loans, $1.74 billion in total deposits and 176 full-time equivalent employees.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Our significant accounting policies and effects of new accounting pronouncements are discussed in detail in Note 1, “Summary of Significant Accounting Policies” to the accompanying Consolidated Financial Statements contained in Item 8. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses and goodwill.

Allowance for Loan Losses

We establish an allowance for loan losses that represents management’s best estimate of probable credit losses inherent in the portfolio at the balance sheet date. Estimates for loan losses are determined by management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded to criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. See Note 1, “Summary of Significant Accounting Policies” and Note 3, “Loans” to the accompanying Consolidated Financial Statements contained in Item 8 for further details.

Goodwill

Goodwill represents the excess of the purchase price over the net fair value of the acquired businesses. Goodwill is not amortized, but is tested for impairment at the reporting unit level, at least annually or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. In assessing impairment, the Company has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we would not be required to perform an impairment test.

The quantitative impairment analysis requires a comparison of each reporting unit’s fair value to its carrying value to identify potential impairment. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes, but may not be limited to, the selection of appropriate discount rates, the identification of relevant market comparables and the development of cash flow projections. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. As of August 31, 2023, the Company elected to proceed to a quantitative calculation to compare the reporting unit's fair value with its carrying value. The results of the evaluation indicated that fair value exceeded the carrying value of the reporting unit.

Goodwill impairment testing is performed annually as of August 31 and no impairment charges were incurred. Future unfavorable conditions could result in goodwill impairment. We continue to evaluate our qualitative assessment assumptions, which are subject to risks and uncertainties, including: (1) general macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (2) industry and market conditions such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development; (3) changes in cost factors such as increases in labor, or other costs that have a negative effect on earnings and cash flows; (4) overall financial performance for both actual and expected performance; (5) Entity and reporting unit–specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; litigation; or a change in the composition or carrying amount of net assets; and (6) a sustained decrease in share price in both absolute terms and relative to peers, if applicable. See Note 1, “Summary of Significant Accounting Policies” and Note 10, “Goodwill and Other Intangible Assets” to the accompanying Consolidated Financial Statements contained in Item 8 for further details.

Results of Operations for the year ended September 30, 2023 compared to the year ended September 30, 2022

For the year ended September 30, 2023, we recognized net income of $15.2 million, or $2.05 per diluted share (including Series A preferred shares), compared to net income of $23.6 million, or $3.68 per diluted share, for the year ended September 30, 2022. The decline in net income recorded for the fiscal year ended September 30, 2023 from the comparable 2022 period resulted primarily from a decrease in net interest income, a decrease in gain on sale of loans due to a lower volume of SBA loan sales, zero residential loan sales in the current year and depressed secondary market premiums early in the year, a decrease in purchase accounting accretion and an increase in non-interest expense. The increase in non-interest expense was primarily due to growth related increases in compensation and benefits, occupancy and equipment, data processing, professional fees, federal deposit insurance premiums and other expenses.

Set forth below are our selected consolidated financial and other data. Our business is primarily the business of our Bank. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements.

	September 30,
(in thousands)	2023	2022
Selected Balance Sheet Data:
Securities available-for-sale, at fair value	$10,889	$12,285
Securities held-to-maturity	4,108	4,414
Loans	1,874,562	1,623,531
Total assets	2,149,535	1,840,058
Total deposits	1,735,070	1,528,106
Total stockholders' equity	185,907	172,584

	Year Ended September 30,
(dollars in thousands)	2023	2022
Selected Operating Data:
Total interest income	$105,043	$68,429
Total interest expense	50,551	7,175
Net interest income	54,492	61,254
Provision for loan losses	3,432	4,450
Total non-interest income	8,848	8,872
Total non-interest expense	39,721	35,181
Income before income taxes	20,187	30,495
Income tax expense	5,023	6,939
Net income	15,164	23,556

Selected Financial Data and Other Data:
Return on average equity	8.40%	16.14%
Return on average assets	0.77%	1.55%
Yield on average interest earning assets	5.49%	4.66%
Cost of average interest bearing liabilities	3.18%	0.62%
Net interest rate spread	2.31%	4.04%
Net interest rate margin	2.85%	4.18%
Average equity to average assets	9.13%	9.59%

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

Net interest income for the year ended September 30, 2023 was $54.5 million, a decrease of 11.0% from $61.3 million for the year ended September 30, 2022 primarily due to compression of the Company’s net interest margin.

Net interest margin was 2.85% for the year ended September 30, 2023, a decrease of 133 basis points from 4.18% for the year ended September 30, 2022. The Company’s total interest income increased by $36.6 million, or 53.5%, as the average yield on interest-earning assets for the year ended September 30, 2023 was 5.49%, an increase of 83 basis points from 4.66% for the year ended September 30, 2022. However, total interest expense increased by $43.4 million, or 604.5%, reflecting the rapid and significant rise in interest rates driven by the Federal Reserve and, to a lesser extent, the Company’s decision to maintain increased liquidity as a result of recent industry events resulted in the higher cost of funds as the average rate on interest bearing liabilities increased to 3.18% from 0.62%.

Average interest-bearing liabilities were $1.59 billion for the year ended September 30, 2023, an increase of $430.5 million compared to $1.16 billion for the year ended September 30, 2022. The increase was primarily attributable to growth in interest-bearing deposits and borrowings, which increased by $240.5 million and $78.1 million, respectively, during fiscal year 2023.

The following table presents daily average balances, interest, yield/cost, and net interest margin on a fully tax-equivalent basis for the periods presented:

	Year Ended September 30,
	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets:
Loans(1)(2)	$1,771,878	$97,560	5.51%	$1,344,369	$67,005	4.98%
Investment securities(1)	16,007	806	5.04%	12,788	484	3.78%
Interest-earning balances and other	126,740	6,677	5.27%	109,922	940	0.86%
Total interest-earning assets	1,914,625	105,043	5.49%	1,467,079	68,429	4.66%
Other assets	62,248			55,295
Total assets	$1,976,873			$1,522,374

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, NOW and money market deposits	$997,068	$32,647	3.27%	$737,057	$3,166	0.43%
Time deposits	420,495	11,204	2.66%	313,435	2,209	0.70%
Total interest-bearing deposits	1,417,563	43,851	3.09%	1,050,492	5,375	0.51%
Borrowings	145,705	5,396	3.70%	82,362	469	0.57%
Subordinated debentures	24,593	1,304	5.30%	24,533	1,331	5.43%
Total interest-bearing liabilities	1,587,861	50,551	3.18%	1,157,387	7,175	0.62%
Non-interest bearing deposits	184,051			206,484
Other liabilities	24,390			12,526
Total liabilities	1,796,302			1,376,397
Stockholders' equity	180,571			145,977
Total liabilities and stockholders' equity	$1,976,873			$1,522,374
Net interest rate spread(3)			2.31%			4.04%
Net interest income/margin(4)		$54,492	2.85%		$61,254	4.18%
(1)	There is no income tax exempt interest recorded for loans or investment securities for the periods presented.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table details the variances in net interest income caused by changes in interest rates and volume for the periods presented:

	2023 vs. 2022
	Increase (decrease) due to change in:
(in thousands)	Volume	Rate	Total
Interest income
Loans	$22,986	$7,569	$30,555
Investment securities	139	183	322
Interest-earning balances and other	165	5,572	5,737
Total interest income	23,290	13,324	36,614
Interest expense
Savings, NOW and money market deposits	1,494	27,987	29,481
Time deposits	983	8,012	8,995
Borrowings	603	4,324	4,927
Subordinated debentures	(27)	—	(27)
Total interest expense	3,053	40,323	43,376
Net increase (decrease) in net interest income	$20,237	$(26,999)	$(6,762)

Provision for Loan Losses

The provision for loan losses was $3.4 million for the year ended September 30, 2023 compared to $4.5 million for the year ended September 30, 2022. Total net charge-offs were $1.6 million and $0.2 million for the years ended September 30, 2023, and 2022, respectively.

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

Non-Interest Income

	Year Ended September 30,
(in thousands)	2023	2022
Loan servicing and fee income	$2,709	$2,885
Service charges on deposit accounts	275	232
Net gain on sale of loans held for sale	4,093	5,143
Net gain on sale of investments available-for-sale	—	105
Other income	1,771	507
Total non-interest income	$8,848	$8,872

Non-interest income was $8.8 million for the year ended September 30, 2023, a slight decrease of $24 thousand from $8.9 million for the year ended September 30, 2022. Net gain on the sale of loans held for sale decreased in 2023 due to a lower volume of SBA loan sales, zero residential loans sales in the current year and depressed secondary market premiums early in the year. In addition, offsetting this decline, in September 2023, the Company settled ongoing litigation and received a settlement payment of $975 thousand recorded in Other income.

Non-Interest Expense

	Year Ended September 30,
(in thousands)	2023	2022
Salaries and employee benefits	$20,652	$19,665
Occupancy and equipment	6,359	5,633
Data processing	1,951	1,629
Acquisition costs	—	250
Professional fees	3,145	2,568
Federal deposit insurance premiums	1,259	368
Other expenses	6,355	5,068
Total non-interest expense	$39,721	$35,181

Non-interest expense was $39.7 million for the year ended September 30, 2023, an increase of $4.5 million from $35.2 million for the year ended September 30, 2022. The increase in non-interest expense was primarily due to growth related increases in compensation and benefits, occupancy and equipment, data processing, professional fees, federal deposit insurance premiums and other expenses. At the beginning of the year, the FDIC instituted a 2bps increase in the base deposit insurance assessment rate which accounted for approximately 31% of the increase in our deposit insurance premiums year over year.

Income Taxes

Income tax expense was $5.0 million for the year ended September 30, 2023, a decrease from $6.9 million for the year ended September 30, 2022. The decline in income tax expense reflects lower net income in 2023. The effective income tax rate for the years ended September 30, 2023 and 2022 was 24.9% and 22.8%, respectively.

Analysis of Financial Condition

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

The following table summarizes the amortized cost and fair value of investment securities:

	Balance at September 30,
	2023		2022
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
U.S. GSE residential mortgage-backed securities	$322	$142	$375	$242
Corporate bonds	12,700	10,747	12,700	12,043
Total investment securities available-for- sale	13,022	10,889	13,075	12,285
Investment securities held-to-maturity:
U.S. GSE residential mortgage-backed securities	1,531	1,353	1,778	1,618
U.S. GSE commercial mortgage-backed
securities	2,577	2,407	2,636	2,477
Total investment securities held-to-maturity	4,108	3,760	4,414	4,095
Total investment securities	$17,130	$14,649	$17,489	$16,380

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

Our investment securities portfolio included no gross unrealized gains and gross unrealized losses of $2.5 million at September 30, 2023, compared to no gross unrealized gains and gross unrealized losses of $1.1 million at September 30, 2022. Management believes that all of its unrealized losses on individual investment securities at September 30, 2023 and 2022 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The tables below illustrate the maturity distribution and weighted average yield and amortized cost of our investment securities as of September 30, 2023 and 2022, on a contractual maturity basis.

Investment Securities Portfolio by Expected Maturities(1)

	Balance at September 30, 2023
	Available-for-Sale		Held-to-Maturity
	Amortized	Weighted	Amortized	Weighted
(dollars in thousands)	Cost	Average Yield	Cost	Average Yield
U.S. GSE residential mortgage-backed securities
Due after five years through ten years	$—	—%	$1,080	2.31%
Due after ten years	322	3.28%	451	2.66%
	322	3.28%	1,531	2.41%
U.S. GSE commercial mortgage-backed securities
Due after one year through five years	—	—	2,577	2.68%
	—	—	2,577	2.68%
Corporate bonds
Due after five years through ten years	12,700	5.19%	—	—%
	12,700	5.19%	—	—%
Total investment securities	$13,022	5.14%	$4,108	2.58%

	Balance at September 30, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized	Weighted	Amortized	Weighted
(dollars in thousands)	Cost	Average Yield	Cost	Average Yield
U.S. GSE residential mortgage-backed securities
Due after five years through ten years	$—	—%	$1,256	2.30%
Due after ten years	375	3.02%	522	2.66%
	375	3.02%	1,778	2.41%
U.S. GSE commercial mortgage-backed securities
Due after one through five years	—	—	2,636	2.68%
	—	—	2,636	2.68%
Corporate bonds
Due after five years through ten years	12,700	5.19%	—	—%
	12,700	5.19%	—	—%
Total investment securities	$13,075	5.13%	$4,414	2.57%
(1)	There is no income tax exempt interest recorded for investment securities for the periods presented.

Loans

At September 30, 2023, our loan portfolio was $1.87 billion, an increase of $251.1 million from $1.62 billion at September 30, 2022. Year over year growth was concentrated primarily in residential, commercial real estate and C&I loans.

For the year ended September 30, 2023, the Bank realized an increase in residential mortgage loans of $139.9 million, representing growth of approximately 27%. Loans secured by commercial real estate properties increased by $64.2 million, representing growth of approximately 14%. Commercial and industrial loans increased by $39.7 million, representing growth of approximately 87%.

The following table provides the composition of the Company’s loan portfolio by type at the dates indicated:

	At September 30,		At September 30,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Residential	$657,332	35.07%	$516,258	31.80%
Multi-family	578,895	30.88%	575,061	35.42%
Commercial	537,314	28.66%	472,984	29.13%
Total real estate	1,773,541	94.61%	1,564,303	96.35%
Commercial and industrial	87,575	4.67%	46,285	2.85%
Construction	13,021	0.70%	12,907	0.80%
Consumer	425	0.02%	36	—%
Total loans	1,874,562	100.00%	1,623,531	100.00%
Allowance for loan losses	14,686		12,844
Total loans, net	$1,859,876		$1,610,687

The following table provides information for the contractual maturities of our total loan portfolio at September 30, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

				Commercial
	Residential	Multi-	Commercial	and
Time to Reprice/Mature	Real Estate	Family	Real Estate	Industrial	Construction	Consumer	Total

(in thousands)
One year or less	$139,821	$21,527	$155,703	$76,229	$11,726	$—	$405,006
More than one year to five years	381,071	555,147	358,819	9,300	1,295	—	1,305,632
More than five years to fifteen years	61,827	2,221	22,300	2,046	—	425	88,819
After fifteen years	74,613	—	492	—	—	—	75,105
Total	$657,332	$578,895	$537,314	$87,575	$13,021	$425	$1,874,562

The following table presents the Company’s loans held for investment as of September 30, 2023 that are contractually due after September 30, 2024 according to rate type and loan category:

	Due After September 30, 2024
(in thousands)	Fixed	Adjustable	Total
Real estate:
Residential	$139,642	$377,869	$517,511
Multi-family	19,549	537,819	557,368
Commercial	64,789	316,822	381,611
Total real estate	223,980	1,232,510	1,456,490
Commercial and industrial	8,150	3,196	11,346
Construction	—	1,295	1,295
Consumer	425	—	425
Total loans	$232,555	$1,237,001	$1,469,556

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

	Balance at September 30,
(dollars in thousands)	2023	2022
Nonaccrual loans	$14,933	$12,281
Loans greater than 90 days past due	128	1,231
Total nonperforming assets	$15,061	$13,512
Performing TDRs	$1,727	$2,370
Nonaccrual loans as a percentage of loans held-for- investment	0.80%	0.76%
Non-performing assets as a percentage of total assets	0.70%	0.73%

Total nonaccrual loans were $14.9 million at September 30, 2023, an increase from total nonaccrual loans of $12.3 million at September 30, 2022. At September 30, 2023, non-performing assets totaled $15.1 million of which $8.4 million represented legacy Savoy originated loans that were either written down to fair value at the acquisition date or are 100% guaranteed by the SBA. Subsequent to September 30, 2023, a $1.1 million non-performing residential investor loan paid in full and $0.1 million in nonaccrual interest was collected.

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

The allowance for loan losses was $14.7 million at September 30, 2023, an increase of $1.8 million from $12.8 million at September 30, 2022 due to growth in the loan portfolio. The ratio of the allowance for loan losses to total portfolio loans was 0.78% and 0.79% at September 30, 2023, and 2022, respectively.

The Company experienced $1.6 million in net charge-offs during the year ended September 30, 2023, an increase compared to net charge-offs of $0.2 million during the year ended September 30, 2022. The cumulative charge-offs of $1.2 million during the fourth fiscal quarter were primarily related to one multi-family loan for which the Bank had a specific reserve approximately equal to the charge-off for that loan. The Company has recorded  recoveries of $0.1 million and $0 during the years ended September 30, 2023 and 2022, respectively.

The following table presents the allocation of the allowance for loan losses by loan category for the periods presented:

	At September 30,
	2023		2022
		% of		% of
		Gross		Gross
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$4,778	0.73%	$3,951	0.77%
Multi-family	4,206	0.73%	4,308	0.75%
Commercial real estate	3,197	0.60%	3,707	0.78%
Commercial and industrial	2,368	2.77%	761	1.66%
Construction	104	0.80%	115	0.89%
Consumer	33	9.82%	2	9.09%
Total allowance for loan losses	$14,686	0.79%	$12,844	0.79%

The following table presents information related activity in the allowance for loan losses for the periods presented:

	Year Ended September 30,
(dollars in thousands)	2023	2022
Beginning balance	$12,844	$8,552
Provision for loan losses	3,432	4,450
Charge-Offs:
Residential real estate	—	—
Multi-family	(959)	(66)
Commercial real estate	—	—
Commercial and industrial	(734)	(92)
Construction	—	—
Consumer	—	—
Total loan charge-offs	(1,693)	(158)
Recoveries:
Commercial and industrial	103	—
Total recoveries	103	—
Total net charge-offs	(1,590)	(158)
Ending balance	$14,686	$12,844
Allowance for loan losses to total loans held-for- investment(1)	0.78%	0.79%
Net charge-offs to average loans held-for-investment	0.09%	0.01%
(1)	Includes loans acquired from Savoy that do not carry an allowance for loans losses as of September 30 2023 and 2022.

Sources of Funds and Liquidity

Liquidity management is defined as both our and the Bank’s ability to meet our financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available-for-sale and interest-bearing deposits due from the Federal Reserve Bank of New York, Federal Home Loan Bank (the “FHLB”) and correspondent banks, which totaled $192.6 million and $149.9 million at September 30, 2023 and 2022, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. Daily, management receives a current cash position update to ensure that all obligations are satisfied. On a weekly basis, appropriate senior management receives a current liquidity position report and a ninety day forecasted cash flow to ensure that all short-term obligations will be met and there is sufficient liquidity available.

At September 30, 2023, undrawn liquidity sources, which include cash and unencumbered securities and secured and unsecured funding capacity, totaled $534.7 million or approximately 204% of uninsured deposit balances.

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

Total deposits at September 30, 2023 were $1.74 billion, an increase of $207.0 million from total deposits of $1.53 billion at September 30, 2022. Insured and collateralized deposits, which include municipal deposits, accounted for approximately 85% of total deposits at September 30, 2023.

The following is our average deposits and weighted-average interest rates paid thereon for the past two fiscal years:

	Year Ended September 30,
	2023		2022
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing demand	$184,051	0.00%	$206,484	0.00%
Savings	87,637	1.30%	77,756	0.41%
NOW	545,827	3.40%	483,400	0.44%
Money market	363,604	3.57%	175,901	0.42%
Time deposits	420,495	2.66%	313,435	0.70%
Total average deposits	$1,601,614	2.74%	$1,256,976	0.43%

The Company had municipal deposits of $313.2 million at September 30, 2023, which comprised 18.1% of total deposits, a decrease of $103.7 million or 24.9% from $416.9 million, at September 30, 2022.

Our sources of wholesale funding included brokered certificates of deposit, listing service certificates of deposit and insured cash sweep (“ICS”) reciprocal deposits in excess of 20% of total liabilities, whose balances totaled approximately $102.0 million, $15.9 million and $18.1 million, or 5.9%, 0.9% and 1.0% of total deposits, respectively, at September 30, 2023. We utilized brokered certificates of deposit and listing service certificates of deposit as alternatives to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our brokered certificates of deposit we utilized interest rate swap contracts to effectively extend their duration and to fix their cost.

As of September 30, 2023 and 2022, we held $106.9 million and $87.9 million, respectively, of time deposits that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The following table sets forth the maturity of time deposits exceeding the FDIC insurance limit as of September 30. 2023:

September 30,
(in thousands)	2023
Three months or less	$104,363
Over three months through six months	253
Over six months through 12 months	1,005
Over 12 months	1,267
Total	$106,888

See Note 6, “Deposits” to the accompanying Consolidated Financial Statements contained in Item 8 for additional details.

Borrowings

The total carrying value of our borrowings was $204.5 million at September 30, 2023, an increase of $78.2 million from $126.3 million at September 30, 2022. The Company added $100.7 million of extended duration FHLB term advances in March 2023 to provide additional liquidity and enhance the interest rate sensitivity profile. At September 30, 2023, $67.9 million of these borrowings were classified as short-term, while the remaining was classified as long- term. Short-term borrowings are comprised of short-term FHLB advances. Long-term funding is comprised of long-term FHLB advances and subordinated debentures. The Company will prepay FHLB advances from time to time as funding needs change. See Note 7, “Borrowings” and Note 8, “Subordinated Debentures” to the accompanying Consolidated Financial Statements contained in Item 8 for additional details.

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

At September 30, 2023, the Company had $49.0 million in overnight borrowings and $126.7 million in term borrowings outstanding both with the FHLB. At September 30, 2023, the Company had access to an additional $291.2 million in FHLB lines of credit. At September 30, 2023, approximately $92.0 million in unsecured lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at September 30, 2023.

Derivatives

We utilize derivative instruments in the form of interest rate swaps to hedge our exposure to interest rate risk in conjunction with our overall asset/liability management process. In accordance with accounting requirements, we formally designate all of our hedging relationships as either fair value hedges or cash flow hedges, and document the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness.

At September 30, 2023, our derivative instruments were comprised of interest rate swaps with a total notional amount of $75.0 million. These instruments are intended to manage the interest rate exposure relating to certain brokered certificates of deposit.

Additional information regarding our use of interest rate derivatives is presented in Note 1 and Note 9 to Consolidated Financial Statements contained in Item 8.

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

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2023 and 2022, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $119.6 million and $73.1 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2023 and 2022, letters of credit outstanding were approximately $0.5 million and $0.8 million, respectively.

Capital Resources

Total stockholders’ equity was $185.9 million at September 30, 2023, an increase of $13.3 million from stockholders’ equity of $172.6 million at September 30, 2022. The increase was primarily due to net income earned for the year ended September 30, 2023, less cash dividends paid to shareholders. Accumulated other comprehensive loss, net of tax, was $1.3 million, reflecting the relatively small size of the Company’s investment portfolio and representing approximately 0.71% of total capital at September 30, 2023.

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

The Bank capital level is characterized as "well-capitalized" under the Basel III Capital Rules. A summary of the Bank’s regulatory capital amounts and ratios are presented below:

	September 30,
(dollars in thousands)	2023	2022
Total capital	$205,785	$191,355
Tier 1 capital	190,928	178,340
Common equity tier 1 capital	190,928	178,340
Total capital ratio	14.60%	16.32%
Tier 1 capital ratio	13.55%	15.21%
Common equity tier 1 capital ratio	13.55%	15.21%
Tier 1 leverage ratio	9.16%	10.90%

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

On October 5, 2023, the Company announced that the Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has not made any stock repurchases under the program. The remaining buyback authority under the share repurchase program remained at 366,050 shares as of December 21, 2023, the filing date of this Annual Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information related to this item.

ITEM 8. Financial Statements and Supplementary Data

Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of Hanover Bancorp, Inc.

Mineola, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Hanover Bancorp Inc. and Subsidiary (the "Company") as of September 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Livingston, New Jersey

December 21, 2023

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

	September 30,
	2023	2022
ASSETS
Cash and non-interest-bearing deposits due from banks	$5,496	$9,934
Interest-bearing deposits due from banks	186,614	139,559
Federal funds sold	514	454
Total cash and cash equivalents	192,624	149,947
Securities:
Held to maturity (fair value of $3,760 and $4,095, respectively)	4,108	4,414
Available for sale, at fair value	10,889	12,285
Total securities	14,997	16,699
Loans	1,874,562	1,623,531
Allowance for loan losses	(14,686)	(12,844)
Loans, net	1,859,876	1,610,687
Premises and equipment, net	16,057	14,462
Operating lease assets	10,193	—
Accrued interest receivable	10,636	8,546
Prepaid post retirement plan	3,534	3,444
Stock in Federal Home Loan Bank ("FHLB"), at cost	10,547	6,280
Goodwill	19,168	19,168
Other intangible assets	327	399
Loan servicing rights	4,479	4,353
Deferred income taxes, net	1,509	2,508
Other assets	5,588	3,565
TOTAL ASSETS	$2,149,535	$1,840,058
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$185,731	$219,225
Savings, NOW and money market	1,019,263	969,808
Time	530,076	339,073
Total deposits	1,735,070	1,528,106
Borrowings	179,849	101,752
Subordinated debentures	24,621	24,568
Operating lease liabilities	10,899	—
Accrued interest payable	1,821	915
Other liabilities	11,368	12,133
TOTAL LIABILITIES	1,963,628	1,667,474
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, Series A (par value $0.01; 15,000,000 shares authorized; issued and outstanding 150,000 and none, respectively)	2,963	—
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 7,170,419 and 7,285,648, respectively)	72	73
Surplus	125,501	126,656
Retained earnings	58,693	46,475
Accumulated other comprehensive loss, net of tax	(1,322)	(620)
TOTAL STOCKHOLDERS' EQUITY	185,907	172,584
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,149,535	$1,840,058

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Year Ended September 30,
	2023	2022
INTEREST INCOME
Loans	$97,560	$67,005
Taxable securities	806	484
Other interest income	6,677	940
Total interest income	105,043	68,429
INTEREST EXPENSE
Savings, NOW and money market deposits	32,647	3,166
Time deposits	11,204	2,209
Borrowings	6,700	1,800
Total interest expense	50,551	7,175
Net interest income	54,492	61,254
Provision for loan losses	3,432	4,450
Net interest income after provision for loan losses	51,060	56,804
NON-INTEREST INCOME
Loan servicing and fee income	2,709	2,885
Service charges on deposit accounts	275	232
Gain on sale of loans held-for-sale	4,093	5,143
Gain on sale of securities available-for-sale	—	105
Other income	1,771	507
Total non-interest income	8,848	8,872
NON-INTEREST EXPENSE
Salaries and employee benefits	20,652	19,665
Occupancy and equipment	6,359	5,633
Data processing	1,951	1,629
Acquisition costs	—	250
Professional fees	3,145	2,568
Federal deposit insurance premiums	1,259	368
Other expenses	6,355	5,068
Total non-interest expense	39,721	35,181
Income before income tax expense	20,187	30,495
Income tax expense	5,023	6,939
NET INCOME	$15,164	$23,556
Earnings per share:
BASIC	$2.07	$3.74
DILUTED	$2.05	$3.68

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended September 30,
	2023	2022
Net income	$15,164	$23,556
Other comprehensive (loss) income, net of tax:
Unrealized losses on investment securities available for sale:
Change in unrealized loss on securities available for sale arising during the period, net of tax of ($293) and ($215), respectively	(1,050)	(795)
Reclassification adjustment for gains realized in net income, net of tax of $0 and $24, respectively	—	(81)
Net change in unrealized gains (losses) on securities available for sale	(1,050)	(876)
Unrealized gains on cash flow hedges:
Change in unrealized gain on cash flow hedges arising during the period, net of tax of $97 and $0, respectively	348	—
Total other comprehensive loss, net of tax	(702)	(876)
Total comprehensive income, net of tax	$14,462	$22,680

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

						Accumulated Other	Total
	Common Stock	Preferred	Common		Retained	Comprehensive	Stockholders'
	(Shares)	Stock	Stock	Surplus	Earnings	(Loss) Income, Net	Equity
Balance at October 1, 2021	5,563,426	$—	$56	$97,246	$24,971	$256	$122,529
Net income	—	—	—	—	23,556	—	23,556
Other comprehensive loss, net of tax	—	—	—	—	—	(876)	(876)
Issuance of common stock in lieu of directors' fees	2,384	—	—	42	—	—	42
Cash dividends declared ($0.10 per share)	—	—	—	—	(2,052)	—	(2,052)
Stock-based compensation	—	—	—	1,684	—	—	1,684
Stock awards granted, net of forfeitures	254,265	—	2	(2)	—	—	—
Shares received related to tax withholding	(677)	—	—	(28)	—	—	(28)
Common stock issued in Initial Public Offering ("IPO"), net of costs	1,466,250	—	15	27,714	—	—	27,729
Balance at September 30, 2022	7,285,648	$—	$73	$126,656	$46,475	$(620)	$172,584

Net income	—	—	—	—	15,164	—	15,164
Other comprehensive loss, net of tax	—	—	—	—	—	(702)	(702)
Cash dividends declared ($0.10 per share)	—	—	—	—	(2,946)	—	(2,946)
Stock-based compensation	—	—	1	1,870	—	—	1,871
Stock awards granted, net of forfeitures	32,901	—	—	—	—	—	—
Shares received related to tax withholding	(8,744)	—	—	(170)	—	—	(170)
Preferred stock issued in exchange for common stock	(150,000)	2,963	(2)	(2,961)	—	—	—
Exercise of stock options	10,614	—	—	106	—	—	106
Balance at September 30, 2023	7,170,419	$2,963	$72	$125,501	$58,693	$(1,322)	$185,907

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$15,164	$23,556
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,432	4,450
Depreciation and amortization	1,812	1,663
Amortization of right-of-use assets	1,608	—
Net gain on sale of securities available-for-sale	—	(105)
Stock-based compensation	1,871	1,684
Net gain on sale of loans held-for-sale	(4,093)	(5,143)
Net accretion of premiums, discounts and loan fees and costs	(748)	(3,570)
Amortization of intangible assets	72	81
Amortization of debt issuance costs	53	55
Loan servicing rights valuation adjustments	767	495
Deferred tax expense	1,196	1,318
(Increase) decrease in accrued interest receivable	(2,090)	817
Increase in other assets	(1,768)	(5)
Increase (decrease) in accrued interest payable	906	(375)
Increase (decrease) in other liabilities	(264)	160
Payments on operating leases	(1,517)	—
Net cash provided by operating activities	16,401	25,081
Cash flows from investing activities:
Purchases of securities available-for-sale	—	(8,000)
Purchases of restricted securities, net	(4,267)	(2,566)
Proceeds from sales of securities available-for-sale	—	2,105
Principal repayments of securities held to maturity	302	4,191
Principal repayments of securities available-for-sale	50	335
Proceeds from sales of loans	50,359	85,420
Net increase in loans	(299,397)	(454,509)
Purchases of premises and equipment	(3,407)	(1,122)
Net cash used in investing activities	(256,360)	(374,146)
Cash flows from financing activities:
Net increase in deposits	207,472	364,519
Proceeds from term FHLB advances	100,725	—
Repayments of term FHLB advances	(11,800)	(4,000)
Repayments of Federal Reserve Bank borrowings	(4,768)	(108,710)
(Repayments) proceeds of other short-term borrowings, net	(6,000)	55,000
Payments related to tax withholding for equity awards	(170)	(28)
Cash dividends paid	(2,929)	(2,042)
Net proceeds from issuance of common stock	—	27,729
Proceeds from exercise of stock options	106	—
Net cash provided by financing activities	282,636	332,468
Increase (decrease) in cash and cash equivalents	42,677	(16,597)
Cash and cash equivalents, beginning of period	149,947	166,544
Cash and cash equivalents, end of period	$192,624	$149,947
Supplemental cash flow information:
Interest paid	$49,645	$7,550
Income taxes paid	4,404	6,466
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$51,816	$80,277
Preferred stock issued in exchange for common stock	2,963	—
Lease liabilities arising from obtaining right-of-use assets	1,791	—
Other assets received in satisfaction of a loan	844	—

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

Hanover Bancorp, Inc. (the “Company”) is a New York corporation which is the holding company for Hanover Community Bank (the “Bank”). The Bank, headquartered in Mineola, New York, is a New York State chartered bank. The Bank commenced operations on November 4, 2008 and is a full-service bank providing personal and business lending and deposit services. As a New York State chartered, non-Federal Reserve member bank, the Bank is subject to regulation by the New York State Department of Financial Services (“DFS”) and the Federal Deposit Insurance Corporation. The Company is subject to regulation and examination by the Board of Governors of the FRB.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications had an immaterial effect on the Company’s consolidated financial statements and had no effect on prior year net income or stockholders’ equity.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in Nassau, Queens and Kings Counties and surrounding areas of New York State. Note 3 discusses the types of lending that the Company engages in. Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy. The Company does not have any significant concentrations to any one industry or customer.

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

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

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

Loans Held for Sale

Loans held for sale are carried at estimated fair value in the aggregate as determined by outstanding commitments from investors. Gains or losses on loan sales are recognized at the time of sale and are determined by the difference between net sales proceeds and the principal balance of the loans sold, adjusted for net deferred loan fees or costs. Loan origination and commitment fees, net of certain direct loan origination costs, are deferred as an adjustment to the carrying value of the loan until it is sold.

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

Lending Risk

The principal business of the Bank is lending in one-to-four family residential mortgage loans, commercial real estate mortgage loans, multi-family mortgage loans, commercial and industrial loans and consumer loans. The Bank considers its primary lending area to be Nassau County and the New York City boroughs. A substantial portion of the Bank’s loans are secured by real estate in these areas. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market and economic conditions in this region.

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

Fees earned for servicing loans are reported on the statements of income as loan servicing income when the related mortgage loan payments are collected. The amortization of loan servicing rights is netted against loan servicing fee income. Servicing fees totaled $2.0 million and $1.6 million for the years ended September 30, 2023 and 2022, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Foreclosed Assets

Foreclosed assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, which are 39 years for buildings and 2 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are recorded as a component of non-interest expense as incurred.

Leases

Leases are classified as operating or finance leases at the lease commencement date. Currently, the Company does not have any leases classified as financing leases. The Company leases certain locations and equipment. The Company records leases on the Consolidated Statements of Financial Condition in the form of an operating lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for such items as deferred or prepaid rent, lease incentives, any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for similar loans as of the date of commencement or renewal.

The Company does not record leases on the Consolidated Statements of Financial Condition that are classified as short term (12 months or less). Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion, and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. The Company does not lease properties from any related parties.

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Derivatives

The Company records cash flow hedges at the inception of the derivative contract based on the Company’s intentions and belief as to likely effectiveness as a hedge. Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (“OCI”) and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Accrued settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Accrued settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. All the contracts to which the Company is a party settle monthly or quarterly. In addition, the Company obtains collateral above certain thresholds of the fair value of its derivatives for each counterparty based upon their credit standing and the Company has netting agreements with the dealers with which it does business.

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

Series A Preferred Stock

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges which are also recognized as separate components of stockholders’ equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

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

Fair Value Measurements

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

Adoption of New Accounting Standards

Standards Adopted in Fiscal Year 2023

On October 1, 2022, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and subsequent amendments thereto, which requires the Company to recognize most leases on the balance sheet. The Company adopted the standard under a modified retrospective approach as of the date of adoption and elected to apply several of the available practical expedients, including: 1) carryover of historical lease determination and lease classification conclusions, 2) carryover of historical initial direct cost balances for existing leases, and 3) accounting for lease and non-lease components in contracts in which the Company is a lessee as a single lease component.

Adoption of the leasing standard resulted in the recognition of operating right-of-use assets, and operating lease liabilities of approximately $10 million as of October 1, 2022. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of adoption. There was no material impact to the timing of expense or income recognition in the Company’s Consolidated Statements of Income. Prior periods were not restated and continue to be presented under legacy GAAP. Disclosures about the Company’s leasing activities are presented in Note 5.

In December 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” that extends the period of time preparers can utilize the reference rate reform relief guidance. In 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when LIBOR would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. For all entities, the amendments in ASU 2022-06 are effective upon issuance. The Company adopted this ASU on July 1, 2023. The adoption of this standard did not have material effect on the Company’s operating results or financial condition.

Standards That Have Not Yet Been Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses Topic 326: Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses, which is referred to as the current expected credit loss (“CECL”) methodology, and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. In November 2019, the FASB adopted changes to delay the effective date of ASU 2016-13 to 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As the Company is a smaller reporting company under SEC regulations, the Company is eligible for the delay and will adopt CECL effective October 1, 2023. The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and corporate bonds which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have a material impact on its financial statements as it relates to the Company’s securities portfolio. The Company is also currently evaluating the impact the CECL model will have on our accounting and allowance for loan losses. The Company has engaged a third-party to assist in the development of a CECL model for the calculation of the allowance for loan and lease losses in preparation for the change to the current expected credit loss model. The Company has also engaged a third-party to perform a model validation of its CECL model. The Company is also in the process of updating its policies, procedures and internal controls accordingly. The Company will adopt the ASU using the required modified retrospective method with a one-time cumulative effect adjustment to retained earnings, net of tax, as of the beginning of the reporting period. The Company is in the process of finalizing its CECL calculation for adoption.

In March 2022, the FASB issued ASU 2022-02, which eliminates creditor accounting guidance for troubled debt restructurings (“TDRs”) for entities that have adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) and enhances Vintage Disclosures of Gross Writeoffs. This ASU eliminates Subtopic 310-40 guidance for TDRs, and requires creditors to apply the loan refinancing and restructuring guidance in Subtopic 310-20 when evaluating modifications granted to borrowers experiencing financial difficulty to determine whether the modification is considered a continuation of an existing loan or a new loan. The vintage disclosure component of the ASU requires entities to disclose current-period gross writeoffs by origination year for financing receivables and investment leases within the scope of Subtopic 326-20. The Company will adopt ASU 2022-02 concurrently with the adoption of ASU 2016-13.

Note 2. Investment Securities

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2023 and 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$322	$—	$(180)	$142
Corporate bonds	12,700	—	(1,953)	10,747
Total available for sale securities	$13,022	$—	$(2,133)	$10,889

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,531	$—	$(178)	$1,353
U.S. GSE commercial mortgage-backed securities	2,577	—	(170)	2,407
Total held to maturity securities	$4,108	$—	$(348)	$3,760

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$375	$—	$(133)	$242
Corporate bonds	12,700	—	(657)	12,043
Total available for sale securities	$13,075	$—	$(790)	$12,285

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,778	$—	$(160)	$1,618
U.S. GSE commercial mortgage-backed securities	2,636	—	(159)	2,477
Total held to maturity securities	$4,414	$—	$(319)	$4,095

The amortized cost and fair value of investment securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single date are shown separately.

	September 30, 2023
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Five to ten years	$12,700	$10,747
U.S. GSE residential mortgage-backed securities	322	142
Total securities available for sale	13,022	10,889
Securities held to maturity:
U.S. GSE residential mortgage-backed securities	1,531	1,353
U.S. GSE commercial mortgage-backed securities	2,577	2,407
Total securities held to maturity	4,108	3,760
Total investment securities	$17,130	$14,649

At September 30, 2023 and 2022, respectively,  investment securities with a carrying amount of $2.0 million and $1.8 million were pledged to secure public deposits and for other purposes required or permitted by law.

There were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity at September 30, 2023 and 2022.

The following table presents a summary of realized gains and losses from the sale of investment securities:

	Year Ended September 30,
(in thousands)	2023	2022
Proceeds from sales	$—	$2,105
Gross realized gains on sales	$—	$105
Gross realized losses on sales	—	—
Total realized gains, net(1)	$—	$105
(1)	Amount does not include associated income tax of $0 and $24 for year ended September 30, 2023 and 2022, respectively.

The following tables summarize gross unrealized and unrecognized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized or unrecognized loss position at September 30, 2023 and 2022.

	September 30, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$—	$—	$142	$(180)	5	$142	$(180)
Corporate bonds	1,080	(120)	9,667	(1,833)	7	10,747	(1,953)
Total available-for-sale	$1,080	$(120)	$9,809	$(2,013)	12	$10,889	$(2,133)

	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrecognized		Unrecognized	Number of		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Held-to-maturity:
U.S. GSE residential mortgage-backed securities	$—	$—	$1,353	$(178)	4	$1,353	$(178)
U.S. GSE commercial mortgage-backed securities	—	—	2,407	(170)	1	2,407	(170)
Total held-to-maturity	$—	$—	$3,760	$(348)	5	$3,760	$(348)

	September 30, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$152	$(126)	$90	$(7)	6	$242	$(133)
Corporate bonds	10,843	(657)	—	—	6	10,843	(657)
Total available-for-sale	$10,995	$(783)	$90	$(7)	12	$11,085	$(790)

	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrecognized		Unrecognized	Number of		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Held-to-maturity:
U.S. GSE residential mortgage-backed securities	$1,618	$(160)	$—	$—	4	$1,618	$(160)
U.S. GSE commercial mortgage-backed securities	2,477	(159)	—	—	1	2,477	(159)
Total held-to-maturity	$4,095	$(319)	$—	$—	5	$4,095	$(319)

There was no other than temporary impairment loss recognized on any securities at September 30, 2023 or 2022.

Unrealized losses on corporate bonds have not been recognized into income because the decline in fair value is largely due to changes in interest rates and other market conditions, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2023 and 2022

The mortgage-backed securities held by the Company were issued by U.S government-sponsored entities  and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2023 and 2022.

Note 3. Loans

The following table sets forth the major classifications of loans:

	September 30,
(in thousands)	2023	2022
Real estate:
Residential real estate	$655,194	$515,316
Multi-family	578,278	574,413
Commercial real estate	536,732	472,511
Commercial and industrial	85,450	45,758
Construction and land development	12,990	12,871
Consumer	336	22
Gross loans	1,868,980	1,620,891
Net deferred loan fees and costs	5,582	2,640
Total loans	1,874,562	1,623,531
Allowance for loan losses	(14,686)	(12,844)
Total loans, net	$1,859,876	$1,610,687

The Company’s Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), loans outstanding, included in commercial and industrial (“C&I”) loans in the table above, totaled $4.8 million and $10.2 million at September 30, 2023 and 2022, respectively. SBA loans of $1.0 million and $4.9 million included in commercial real estate and C&I loans, respectively, in the table above were sold as of September 30, 2023 and settled in early October 2023.

As of September 30, 2023 and 2022, the Company was servicing approximately $255.7 million and $246.0 million, respectively, of loans for others. In the years ended September 30, 2023 and 2022, the Company sold approximately $51.8 million and $80.3 million, respectively, of loans and recognized gains on the sales of loans of $4.1 million and $5.1 million, respectively.

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount for those loans at September 30, 2023 and 2022 is as follows:

	September 30,
	2023	2022
(in thousands)
Commercial real estate	$—	$602
Commercial and industrial	128	629
Total recorded investment	$128	$1,231

The Company has recorded an allowance for loan losses of $0 and $50 thousand related to these loans at September 30, 2023 and 2022, respectively. During the year ended September 30, 2023, two purchased credit impaired loans acquired in the Savoy Bank acquisition totaling $457 thousand were charged off to the allowance for loan losses.

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

Loans not meeting the criteria above are considered to be pass rated loans.

The following tables represent loans categorized by class and internally assigned risk grades.

	September 30, 2023
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$648,012	$756	$8,564	$—	$657,332
Multi-family	576,443	—	2,452	—	578,895
Commercial	518,508	9,444	9,362	—	537,314
Commercial and industrial	86,110	540	925	—	87,575
Construction and land development	13,021	—	—	—	13,021
Consumer	425	—	—	—	425
Total	$1,842,519	$10,740	$21,303	$—	$1,874,562

	September 30, 2022
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$512,595	$512	$3,151	$—	$516,258
Multi-family	571,128	—	3,933	—	575,061
Commercial	453,321	8,085	11,578	—	472,984
Commercial and industrial	43,314	540	2,431	—	46,285
Construction and land development	10,499	2,408	—	—	12,907
Consumer	36	—	—	—	36
Total	$1,590,893	$11,545	$21,093	$—	$1,623,531

Past Due and Nonaccrual Loans

The following table represents the aging of the recorded investment in past due and non-accrual loans as of September 30, 2023 and 2022 by portfolio segment:

(in thousands)	Past Due and Non-Accrual
	30 - 59	60 - 89	Greater than		Total past	Purchased
	Days	Days	89 Days		due and	Credit		Total
September 30, 2023	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Impaired(1)	Current	Loans
Residential real estate	$2,314	$668	$—	$5,750	$8,732	$—	$648,600	$657,332
Multi-family	—	—	—	2,452	2,452	—	576,443	578,895
Commercial real estate	3,765	858	—	6,119	10,742	—	526,572	537,314
Commercial and industrial	1,444	—	—	612	2,056	128	85,391	87,575
Construction and land development	—	—	—	—	—	—	13,021	13,021
Consumer	—	—	—	—	—	—	425	425
Total	$7,523	$1,526	$—	$14,933	$23,982	$128	$1,850,452	$1,874,562

(1)	Purchased credit impaired loans at September 30, 2023 were greater than 89 days past due.

(in thousands)	Past Due and Non-Accrual
	30 - 59	60 - 89	Greater than		Total past	Purchased
	Days	Days	89 Days		due and	Credit		Total
September 30, 2022	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Impaired(1)	Current	Loans
Residential real estate	$961	$351	$—	$3,151	$4,463	$—	$511,795	$516,258
Multi-family	—	—	—	2,348	2,348	—	572,713	575,061
Commercial real estate	936	—	—	5,875	6,811	602	465,571	472,984
Commercial and industrial	539	161	—	907	1,607	629	44,049	46,285
Construction and land development	—	—	—	—	—	—	12,907	12,907
Consumer	—	—	—	—	—	—	36	36
Total	$2,436	$512	$—	$12,281	$15,229	$1,231	$1,607,071	$1,623,531
(1)	Purchased credit impaired loans at September 30, 2022 were greater than 89 days past due.

The following table presents information related to impaired loans by portfolio segment as of and for the years ended September 30, 2023 and 2022:

	September 30, 2023
	Unpaid			Interest	Average
	Principal	Recorded	Allowance	Income	Recorded
(in thousands)	Balance	Investment	Allocated	Recognized	Investment
With no related allowance recorded:
Residential real estate	$7,484	$7,477	$—	$105	$4,243
Multi-family	3,282	2,452	—	3	2,489
Commercial real estate	6,118	6,119	—	—	5,761
Commercial and industrial	846	612	—	23	431
Total	$17,730	$16,660	$—	$131	$12,924

	September 30, 2022
	Unpaid			Interest	Average
	Principal	Recorded	Allowance for	Income	Recorded
(in thousands)	Balance	Investment	Loan Losses	Recognized	Investment
With no related allowance recorded:
Real estate:
Residential	$5,394	$5,392	$—	$124	$4,646
Multi-family	2,348	2,348	—	—	1,066
Commercial	5,950	5,875	—	—	3,627
Commercial and industrial	908	907	—	77	389
Total	$14,600	$14,522	$—	$201	$9,728

Accrual basis income recognized on impaired loans approximates cash basis income. The recorded investment in loans excludes accrued interest receivable due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

Troubled Debt Restructurings

A restructuring constitutes a troubled debt restructuring when the restructuring includes a concession by the Bank and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed to determine if that borrower is currently in payment default under any of its obligations or whether there is a probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. The Company has six and seven loans that are classified as a troubled debt restructurings at September 30, 2023 and 2022 with a total recorded investment of $1.7 million and $2.3 million, respectively.

The Company has not allocated any specific reserves for these loans at September 30, 2023 and 2022. The Company had no commitment to lend additional funds to these debtors at September 30, 2023 and 2022.

There are no troubled debt restructurings for which there was a payment default during 2023 and 2022 for loans that were modified during the twelve- month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

There were no new troubled debt restructurings recorded for the year ended September 30, 2023.

The following table presents loans modified as troubled debt restructurings that occurred during the year ended September 30, 2022:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	loans	Investment	Investment

Troubled Debt Restructurings:
Residential real estate	2	$1,011	$1,011

There was no increase in the allowance for loan losses and no charge-offs during the year ended September 30, 2022 for the troubled debt restructurings described above.

The following tables represent the activity in the allowance for loan losses by portfolio segment for the years ended September 30, 2023 and 2022:

	Year Ended September 30, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning Balance	$3,951	$4,308	$3,707	$761	$115	$2	$12,844
Charge-offs	—	(959)	—	(734)	—	—	(1,693)
Recoveries	—	—	—	103	—	—	103
Provision (credit) for loan losses	827	857	(510)	2,238	(11)	31	3,432
Ending Balance	$4,778	$4,206	$3,197	$2,368	$104	$33	$14,686

	Year Ended September 30, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning Balance	$4,155	$2,433	$1,884	$79	$—	$1	$8,552
Charge-offs	—	(66)	—	(92)	—	—	(158)
Recoveries	—	—	—	—	—	—	—
Provision (credit) for loan losses	(204)	1,941	1,823	774	115	1	4,450
Ending Balance	$3,951	$4,308	$3,707	$761	$115	$2	$12,844

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment evaluation method:

	September 30, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,778	4,206	3,197	2,368	104	33	14,686
Purchased-credit impaired	—	—	—	—	—	—	—
Total allowance for loan losses	$4,778	$4,206	$3,197	$2,368	$104	$33	$14,686
Loans:
Individually evaluated for impairment	$7,477	$2,452	$6,119	$612	$—	$—	$16,660
Collectively evaluated for impairment	649,855	576,443	531,195	86,835	13,021	425	1,857,774
Purchased-credit impaired	—	—	—	128	—	—	128
Total loans held for investment	$657,332	$578,895	$537,314	$87,575	$13,021	$425	$1,874,562

	September 30, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,951	4,308	3,707	711	115	2	12,794
Purchased-credit impaired	—	—	—	50	—	—	50
Total allowance for loan losses	$3,951	$4,308	$3,707	$761	$115	$2	$12,844
Loans:
Individually evaluated for impairment	$5,392	$2,348	$5,875	$907	$—	$—	$14,522
Collectively evaluated for impairment	510,866	572,713	466,507	44,749	12,907	36	1,607,778
Purchased-credit impaired	—	—	602	629	—	—	1,231
Total loans held for investment	$516,258	$575,061	$472,984	$46,285	$12,907	$36	$1,623,531

Note 4. Premises and Equipment

The following table details the components of premises and equipment:

	September 30,
(in thousands)	2023	2022
Land	$1,600	$1,600
Buildings and improvements	10,868	10,862
Leasehold improvements	4,247	2,615
Furniture, fixtures and equipment	7,491	5,978
Construction in progress	—	111
	24,206	21,166
Less: Accumulated depreciation and amortization	(8,149)	(6,704)
Premises and equipment, net	$16,057	$14,462

Depreciation and amortization was $1.8 million and $1.7 million for the years ended September 30, 2023 and 2022, respectively.

Note 5. Leases

Operating Leases

The Company enters into leases in the normal course of business primarily for branch locations, back-office operations locations, business development offices, and equipment. The Company’s leases have remaining terms ranging from 2 to 10 years, some of which include renewal or termination options to extend the lease for up to 5 years and some include options to terminate the lease upon notification. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants. The Company has no leases that are subject to sublease agreements.

As of September 30, 2023, the Company had lease liabilities totaling $10.9 million and right-of-use assets totaling $10.2 million. As of September 30, 2023, the weighted average remaining lease term was 7 years and the weighted average discount rate was 4.5%. Total lease costs for the year ended September 30, 2023 was $2.1 million.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2023 are as follows:

(dollars in thousands)
Years Ending September 30,
2024	$2,149
2025	2,157
2026	1,988
2027	1,582
2028	1,372
Thereafter	3,494
Total undiscounted lease payments	12,742
Less: imputed interest	1,843
Net lease liability	$10,899

Note 6. Deposits

The following table details the components of deposits:

	September 30,
(in thousands)	2023	2022
Non-interest bearing:
Demand	$185,731	$219,225
Interest-bearing:
NOW	503,704	582,457
Money market	461,057	258,424
Savings	54,502	128,927
Time deposits $250,000 and greater	106,888	87,904
Time deposits less than $250,000	423,188	251,169
Total interest-bearing	1,549,339	1,308,881
Total deposits	$1,735,070	$1,528,106

The scheduled maturities of time deposits are as follows:

September 30,
(in thousands)	2023
2024	$489,975
2025	31,889
2026	2,930
2027	4,257
2028	776
Thereafter	249
Total	$530,076

Note 7. Borrowings

Federal Home Loan Bank (“FHLB”) Advances

At September 30, 2023 and 2022, FHLB term borrowings outstanding were $126.7 million and $37.8 million, respectively, all of which were fixed rate.

At September 30, 2023 and 2022, the Company had FHLB overnight borrowings outstanding of $49.0 million and $55.0 million at the rate of 5.59% and 3.29%, respectively.

The following table sets forth the contractual maturities in the next five years of the balance sheet date and weighted average interest rates of the Company’s fixed rate FHLB advances (dollars in thousands):

	Balance at September 30,
	2023
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$49,000	5.59%

2024, rates from 0.39% to 2.53%	18,860	0.98%
2025, rates from 0.56% to 0.59%	7,080	0.58%
2026, rates from 4.29% to 4.98%	40,475	4.50%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	126,665	3.65%
Total FHLB advances	$175,665	4.19%

	Balance at September 30,
	2022
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$55,000	3.29%

2023, rates from 0.37% to 2.96%	11,860	2.23%
2024, rates from 0.39% to 2.53%	18,860	0.98%
2025, rates from 0.56% to 0.59%	7,080	0.58%
Total term advances	37,800	1.30%
Total FHLB advances	$92,800	2.48%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by residential and commercial mortgage loans under a blanket lien arrangement at September 30, 2023 and 2022, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $291.2 million at September 30, 2023.

Federal Reserve Borrowings

At September 30, 2023 and 2022, the Company’s borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) were $4.1 million and $9.0 million, respectively. The borrowings have a rate of 0.35% and the maturity date will equal the maturity date of the underlying PPP loan pledged to secure the extension of credit.

Correspondent Bank Borrowings

At September 30, 2023, approximately $92 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at September 30, 2023 and 2022.

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

At September 30, 2023 and 2022, the unamortized issuance costs of the Notes were $0.4 million and $0.4 million, respectively. For each of the years ended September 30, 2023 and 2022, $0.1 million of issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

Note 9. Derivatives

Cash Flow Hedges of Interest Rate Risk

As part of its asset liability management, the Company utilizes interest rate swap agreements to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent the amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The Company executed its first interest rate swap agreement in June 2023 and two additional in September 2023.

Interest rate swaps with notional amounts totaling $75.0 million as of September 30, 2023 were designated as cash flow hedges of certain Brokered Certificates of Deposit. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the periods indicated:

	Year Ended September 30,
(in thousands)	2023	2022
Gain recognized in other comprehensive income	$348	$—
Gain (loss) recognized in interest expense	104	—

The following table reflects the cash flow hedges included in the consolidated statements of financial condition as of the dates indicated:

	September 30, 2023			September 30, 2022
		Fair	Fair		Fair	Fair
	Notional	Value	Value	Notional	Value	Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other assets/(liabilities):
Interest rate swaps related to Brokered Certificates of Deposit	$75,000	$445	$—	$—	$—	$—

Credit-Risk-Related Contingent Features

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At September 30, 2023, the Company received $0.7 million in collateral from its counterparties under the agreements in a net asset position.

Note 10. Goodwill and Other Intangible Assets

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

The following table presents activity for goodwill and other intangible assets, which consist of core deposit intangibles:

	September 30,
(in thousands)	2023	2022
Goodwill at beginning of period	$19,168	$19,168
Acquisition	—	—
Measurement period adjustment for previous acquisition	—	—
Goodwill at end of period	$19,168	$19,168
Other intangible assets at beginning of period	$399	$480
Acquisition	—	—
Amortization	(72)	(81)
Other intangible assets at end of period	$327	$399

The Company has identified the reporting unit for purposes of testing goodwill for impairment, the Bank, which is a component of the operating segment.

In assessing impairment, the Company has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would not be required to perform a quantitative impairment test.

Due to recent declines in bank stock prices and events impacting the banking industry, the Company performed a quantitative impairment analysis at August 31, 2023. The annual quantitative assessment of goodwill for the reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approaches”). The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value. The market approaches take into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives. The result of the income approach was weighted 50% and the results of the market approaches comprised the remaining 50% in determining the fair value of the reporting unit. The results of the annual quantitative impairment analysis indicated that the fair value exceeded the carrying value of the reporting unit.

No impairment charges were required to be recorded in the years ended September 30, 2023 and 2022.

The following table presents the gross carrying amount and accumulated amortization for the Company’s other intangible assets, which consist of core deposit intangibles:

	September 30,
(in thousands)	2023	2022
Gross carrying amount	$517	$517
Accumulated amortization	(190)	(118)
Net book value	$327	$399

At September 30, 2023, the weighted-average remaining life of the Company’s other intangible assets was 3.73 years.

The following table presents estimated future amortization expense for other intangible assets:

(in thousands)
2024	$63
2025	55
2026	49
2027	43
2028	38
Thereafter	79
Total	$327

Note 11. Income Taxes

The following table details the components of income tax expense:

	Year Ended September 30,
(in thousands)	2023	2022
Current:
Federal	$2,997	$5,081
State	830	540
Total current	3,827	5,621
Deferred:
Federal	1,135	1,055
State	260	735
Total deferred	1,395	1,790
Change in valuation allowance	(199)	(472)
Total income tax expense	$5,023	$6,939

The following table reflects a reconciliation of reported income tax expense to the amount that would result from applying the federal statutory rate of 21%:

	Year Ended September 30,
	2023		2022
		Percentage		Percentage
		of Pre-tax		of Pre-tax
(in thousands)	Amount	Earnings	Amount	Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$4,239	21.0%	$6,404	21.0%
State taxes, net of federal benefit	705	3.5%	1,156	3.8%
Salaries deduction limitation	31	0.2%	—	—%
Non-deductible expenses	2	—%	(1)	—%
Other	245	1.2%	(148)	(0.5)%
Change in valuation allowance	(199)	(1.0)%	(472)	(1.5)%
Income tax expense	$5,023	24.9%	$6,939	22.8%

The following table summarizes the composition of deferred tax assets and liabilities:

	September 30,
(in thousands)	2023	2022
Deferred tax assets:
Allowance for loan losses and other contingent liabilities	$4,544	$4,014
Operating lease liability	3,334	—
Net operating loss carryforwards	2,758	2,415
Compensation and related benefit obligations	1,278	1,323
Accrued SERP	1,081	1,062
Unrealized loss on securities AFS	463	170
Purchase accounting fair value adjustments	379	727
Organizational costs	12	63
Total deferred tax assets	13,849	9,774
Deferred tax liabilities:
Deferred fees and costs	(4,383)	(2,718)
Operating lease asset	(3,118)	—
Depreciation	(1,354)	(951)
Unrealized gain on derivatives	(97)	—
Mortgage servicing rights	(14)	(15)
Other	(149)	(158)
Total deferred tax liabilities	(9,115)	(3,842)
Total	4,734	5,932
Valuation allowance	(3,225)	(3,424)
Net deferred tax asset	$1,509	$2,508

The Company does not have net operating loss carryforwards available for federal income tax purposes as of September 30, 2023. The Company has net operating loss carryforwards available for state income tax purposes of approximately $35.1 million. For state purposes, $12.4 million expires in 2025 with the remaining balance of $22.7 million will begin to expire in 2036. The Company has net operating loss carryforwards for city income tax purposes of approximately $8.8 million, of which $0.5 million will expire in 2025 and the remaining balance of $8.3 million will begin to expire in 2037.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Connecticut, New Jersey and New York and the city of New York. The Company is no longer subject to examination by taxing authorities for years before 2019. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. The Company has no unrecorded tax benefits, and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

Note 12. Equity Compensation Plans

The Company’s 2021 and 2018 Equity Compensation Plans (the “2021 Plan” and the “2018 Plan”, respectively), provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 276,127 shares remain available for issuance at September 30, 2023. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 21,784 shares remain available for issuance at September 30, 2023.

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

A summary of stock option activity follows (aggregate intrinsic value in thousands):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, October 1, 2022	227,406	$9.50	$2,298	2.45 years
Granted	—	—
Exercised	(10,614)	10.00
Forfeited	(18,459)	16.25
Outstanding, September 30, 2023 (1)	198,333	$8.85	$1,864	1.19 years
(1)	All outstanding options are fully vested and exercisable

The following table presents information related to the stock option plan for the periods presented:

	Year Ended September 30,
(in thousands)	2023	2022
Intrinsic value of options exercised	$103	$—
Cash received from option exercises	106	—
Tax benefit from option exercises	36	—

There was no compensation expense attributable to stock options for the years ended September 30, 2023 and 2022, respectively.

Restricted Stock Awards

During the year ended September 30, 2023, restricted stock awards of 50,580 shares were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2022	284,263	$19.78
Granted	50,580	19.73
Vested	(72,160)	19.96
Forfeited	(17,679)	19.86
Unvested, September 30, 2023	245,004	$19.71

Compensation expense attributable to restricted stock awards was $1.7 million and $1.5 million for the years ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $3.6 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 3.41 years. The total fair value of shares vested during the years ended September 30, 2023 and 2022 was $1.4 million and $0.9 million, respectively.

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

The following table summarizes the unvested performance-based RSU activity for the year ended September 30, 2023:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2022	47,676	$19.73
Granted	—	—
Vested	—	—
Forfeited	(9,405)	19.73
Unvested, September 30, 2023	38,271	$19.73

No RSUs were granted during the year ended September 30, 2023. Performance-based RSUs granted in 2022 cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2024.

Compensation expense attributable to RSUs was $0.2 million for the years ended September 30, 2023 and 2022. As of September 30, 2023, there was $0.3 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 1.39 years.

Note 13. Related Party Transactions

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, their immediate families and their affiliated companies (commonly referred to as related parties). Loans to related parties during 2023 were as follows:

(in thousands)
Beginning balance, October 1, 2022	$2,736
New loans	1,000
Repayments	(884)
Ending balance, September 30, 2023	$2,852

Deposits from principal officers, directors and their affiliates at September 30, 2023 and 2022 were $28.5 million and $12.8 million, respectively.

Note 14. Loan Commitments and Other Related Activities

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

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	September 30,
	2023		2022
(in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Standby letters of credit	$488	$—	$817	$—
Loan commitments outstanding	—	42,973	9,992	17,184
Unused lines of credit	4,561	72,078	—	45,920

Commitments to make loans are generally made for periods of 180 days or less. The fixed rate loan commitments have interest rates ranging from 4.75% to 7.50% and maturities ranging from 10 years to 30 years.

Note 15. Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The effects of accumulated other comprehensive income or loss is not included in computing regulatory capital. Management believes as of September 30, 2023, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2023 and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s actual and required capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total capital to risk-weighted assets	$205,786	14.60%	$112,755	8.00%	$147,991	10.50%	$140,944	10.00%
Tier 1 capital to risk-weighted assets	190,928	13.55%	84,566	6.00%	119,802	8.50%	112,755	8.00%
Common equity tier 1 capital to risk-weighted assets	190,928	13.55%	63,425	4.50%	98,661	7.00%	91,613	6.50%
Tier 1 capital to average total assets	190,928	9.16%	83,338	4.00%	N/A	N/A	104,173	5.00%

September 30, 2022
Total capital to risk-weighted assets	$191,355	16.32%	$93,796	8.00%	$123,107	10.50%	$117,245	10.00%
Tier 1 capital to risk-weighted assets	178,340	15.21%	70,347	6.00%	99,658	8.50%	93,796	8.00%
Common equity tier 1 capital to risk-weighted assets	178,340	15.21%	52,760	4.50%	82,071	7.00%	76,209	6.50%
Tier 1 capital to average total assets	178,340	10.90%	65,429	4.00%	N/A	N/A	81,786	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend and debt service payments is dividends received from the Bank. During 2023 the Bank paid $5.3 million in cash dividends to the Holding Company. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of September 30, 2023, the Bank had $53.0 million of retained net income available for dividends to the Company, without obtaining regulatory approval.

Note 16. Fair Value Measurements

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

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes assets measured at fair value on a recurring basis:

	September 30, 2023
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$142	$—	$142	$—
Corporate bonds	10,747	—	10,747	—
Loan servicing rights	4,479	—	—	4,479
Derivatives	445	—	445	—
Total	$15,813	$—	$11,334	$4,479

	September 30, 2022
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$242	$—	$242	$—
Corporate bonds	12,043	—	12,043	—
Loan servicing rights	4,353	—	—	4,353
Total	$16,638	$—	$12,285	$4,353

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

The fair value of mortgage servicing rights are based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. Fair value of loan servicing rights related to residential mortgage loans at September 30, 2023 was determined based on discounted expected future cash flows using discount rates ranging from 12.9% to 15.4%, prepayment speed of 26.25% and a weighted average life ranging from 1.2 to 2.8 years. Fair value at September 30, 2022 for mortgage servicing rights was determined based on discounted expected future cash flows using discount rates ranging from 12.0% to 14.5%, prepayment speed of 26.25% and a weighted average life ranging from 1.2 to 3.0 years.

The fair value of loan servicing rights for SBA loans at September 30, 2023 was determined based on discounted expected future cash flows using discount rates ranging from 10.09% to 41.62%, prepayment speeds ranging from 8.29% to 29.26% and a weighted average life ranging from 1.17 to 5.81 years. The fair value of loan servicing rights for SBA loans at September 30, 2022 was determined based on discounted expected future cash flows using discount rates ranging from 5.78% to 26.72%, prepayment speeds ranging from 8.42% to 24.00% and a weighted average life ranging from 1.47 to 5.79 years.

The Company has determined these are mostly unobservable inputs and considers then Level 3 inputs within the fair value hierarchy.

The following table presents the changes in loan servicing rights for the periods presented:

	Year Ended September 30,
(in thousands)	2023	2022
Balance at beginning of period	$4,353	$3,690
Additions	893	1,158
Adjustment to fair value	(767)	(495)
Balance at end of period	$4,479	$4,353

Assets Measured at Fair Value on a Non-recurring Basis

There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2023 and 2022 and for the years then ended.

Financial Instruments Not Measured at Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at September 30, 2023 and 2022:

	September 30, 2023
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$192,624	$192,624	$—	$—	$192,624
Securities held-to-maturity	4,108	—	3,760	—	3,760
Loans, net	1,859,876	—	—	1,798,916	1,798,916
Accrued interest receivable	10,636	—	729	9,907	10,636

Financial liabilities:
Time deposits	530,076	—	525,198	—	525,198
Demand and other deposits	1,204,994	1,204,994	—	—	1,204,994
Borrowings	179,849	—	176,693	—	176,693
Subordinated debentures	24,621	—	26,355	—	26,355
Accrued interest payable	1,821	53	1,768	—	1,821

	September 30, 2022
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$149,947	$149,947	$—	$—	$149,947
Securities held-to-maturity	4,414	—	4,095	—	4,095
Loans, net	1,610,687	—	—	1,549,171	1,549,171
Accrued interest receivable	8,546	—	219	8,327	8,546

Financial liabilities:
Time deposits	339,073	—	328,964	—	328,964
Demand and other deposits	1,189,033	1,189,033	—	—	1,189,033
Borrowings	101,752	—	99,597	—	99,597
Subordinated debentures	24,568	—	24,199	—	24,199
Accrued interest payable	915	1	914	—	915

Note 17. Parent Company Only Condensed Financial Information

Condensed parent company only financial statements of Hanover Bancorp, Inc. are as follows:

Condensed Balance Sheets

	September 30,
(in thousands)	2023	2022
ASSETS
Cash and due from banks	$729	$304
Investment in Bank	209,554	197,290
Other assets	845	141
Total Assets	$211,128	$197,735

LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated debentures	$24,621	$24,568
Accrued interest payable	573	573
Accrued expenses and other liabilities	27	10
Total Liabilities	25,221	25,151
Total Stockholders' Equity	185,907	172,584
Total Liabilities and Stockholders' Equity	$211,128	$197,735

Condensed Statements of Income

	Year Ended September 30,
(in thousands)	2023	2022
Dividends received from Bank	$5,300	$400
Interest expense	(1,304)	(1,331)
Non-interest expense	(159)	(18)
Income (loss) before income taxes and equity in undistributed earnings of the Bank	3,837	(949)
Income tax benefit	232	253
Equity in undistributed earnings of the Bank	11,095	24,252
Net income	$15,164	$23,556

Condensed Statements of Cash Flows

	Year Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$15,164	$23,556
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of the Bank	(11,095)	(24,252)
Amortization of debt issuance costs	53	55
(Increase) decrease in other assets	(704)	909
Decrease in accrued interest payable	—	(3)
Decrease in other liabilities	—	(191)
Net cash provided by operating activities	3,418	74

Cash flows from investing activities:
Investment in Bank	—	(26,000)
Net cash used in investing activities	—	(26,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	106	—
Net proceeds from issuance of common stock	—	27,729
Payments related to tax withholding for equity awards	(170)	(28)
Cash dividends paid	(2,929)	(2,042)
Net cash (used in) provided by financing activities	(2,993)	25,659

Net increase (decrease) in cash and due from banks	425	(267)
Cash and due from banks, beginning of period	304	571
Cash and due from banks, end of period	$729	$304

Note 18. Earnings Per Share

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

The Company’s basic and diluted EPS calculations are presented in the following table:

	Year Ended September 30,
(in thousands, except share and per share data)	2023	2022

Net income available to common stockholders	$15,164	$23,556
Less: Dividends paid and earnings allocated to participating securities	(561)	(903)
Income attributable to common stock	$14,603	$22,653
Weighted average common shares outstanding, including participating securities	7,319,040	6,302,328
Less: Weighted average participating securities	(278,211)	(237,259)
Weighted average common shares outstanding	7,040,829	6,065,069
Basic EPS	$2.07	$3.74

Income attributable to common stock	$14,603	$22,653
Weighted average common shares outstanding	7,040,829	6,065,069
Weighted average common equivalent shares outstanding	80,118	92,977
Weighted average common and equivalent shares outstanding	7,120,947	6,158,046
Diluted EPS	$2.05	$3.68

There were no stock options that were antidilutive at September 30, 2023 and 2022.

Note 19. Accumulated Other Comprehensive (Loss) Income

The following presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the years ended September 30, 2023 and 2022:

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at October 1, 2022	$(620)	$—	$(620)
Other comprehensive (loss) income, before reclassification	(1,050)	348	(702)
Amount reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive (loss) income	(1,050)	348	(702)
Balance at September 30, 2023	$(1,670)	$348	$(1,322)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at October 1, 2021	$256	$—	$256
Other comprehensive loss, before reclassification	(795)	—	(795)
Amount reclassified from accumulated other comprehensive income	(81)	—	(81)
Net current period other comprehensive loss	(876)	—	(876)
Balance at September 30, 2022	$(620)	$—	$(620)

The following represents the reclassification out of accumulated other comprehensive (loss) income for the years ended September 30, 2023 and 2022:

	Year Ended
	September 30,		Affected Line Item in Consolidated
(in thousands)	2023	2022	Statements of Income
Unrealized gains and losses on available-for-sale securities
Realized gains on securities available-for-sale	$—	$105	Gain on sale of investment securities available-for-sale, net
Tax effect	—	24	Income tax expense
Net of tax	$—	$81

Gains and losses on cash flow hedges
Interest rate contracts	$—	$—	Interest income (expense)
Tax effect	—	—	Income tax (expense) or benefit
Net of tax	$—	$—

Total reclassifications for the period, net of tax	$—	$81

Note 20. Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Company’s sources of non-interest income. Items outside the scope of ASC 606 are noted as such.

	Year Ended September 30,
(in thousands)	2023	2022
Loan servicing and fee income(1)	$2,709	$2,885
Service charges on deposit accounts	275	232
Net gain on sale of loans held-for-sale(1)	4,093	5,143
Net gain on sale of investments available-for-sale(1)	—	105
Other income(2)	1,771	507
Total non-interest income	$8,848	$8,872
(1)	Not included within the scope of ASC 606
(2)	Other income includes merchant card processing fees of $47 and $33 for the year ended September 30, 2023 and 2022, respectively, which are included in the scope of ASC 606 and loan related fee income, recoveries on acquired loans and miscellaneous income totaling $1,724 and $474 for 2023 and 2022, respectively, which are not included in the scope of ASC 606. The Company settled ongoing litigation and received a settlement payment of $975 in 2023.

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

Note 21. Subsequent Events

On October 26, 2023 the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company’s common and preferred stock. The dividend was paid on November 15, 2023 to shareholders of record on November 8, 2023.

On October 25, 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31. Accordingly, the Company will report a transition quarter that runs from October 1, 2023 through December 31, 2023 (Stub Period). The Company’s next full fiscal year will be the calendar year January 1, 2024 through December 31, 2024.

On October 5, 2023, the Company announced that its Board of Directors approved a Share Repurchase Program.  Under this program, the Company may purchase up to 366,050 shares, or approximately 5% of its outstanding common stock, in the open market or in private transactions. The Company has not made any repurchases of its common stock through the issuance date of this report.

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of September 30, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because Hanover Bancorp, Inc. is an emerging growth company.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Pursuant to New York law and our Certificate of Incorporation, oversight and supervision is vested in our Board of Directors. Our Certificate of Incorporation provides that number of Directors shall not be less than one (1) and permits the exact number to be determined from time to time by the Board of Directors. Our Bylaws provide for a Board of Directors divided into three (3) classes.

The following table sets forth the names, ages, principal occupations, and business experience during the past five years for all of our directors. Our directors also serve as the directors of Hanover Bank.

			Term of Office
Name and Position with the Company	Age	Principal Occupation for Past Five Years	Since-Expires(1)
Michael P. Puorro, Chairman and CEO	64	Chairman and CEO of the Company and the Bank	2012 - 2025
Varkey Abraham, Director	70	Owner of Shoe Wholesale/Retail Company and Real Estate Investor	2008 - 2024
Robert Golden, Director	60	Founder and CEO of TREO Brands and President of Golden Properties Group LLC	2014 - 2024
Ahron H. Haspel, Director	80	Attorney and Certified Public Accountant, Retired Partner of the law firm of Jones Day and KPMG, LLP	2012 - 2024
Michael Katz, Director	85	Physician, Former President of Ear Nose and Throat Associates of New York, P.C.	2012 - 2026
Metin Negrin, Director	57	Founder, Owner and President of Lexin Capital, a real estate investment, redevelopment and management company, Former Chairman of Savoy Bank	2021 - 2025
Philip Okun, Director	69	Former President of Polimeni International and President of Skyline Management; Founding Partner of Realty Connect USA, LLC	2008 - 2026
Elena Sisti, Director	68	Managing Partner of Durel Associates, AGEM LLC, and Riviera Development Corporation, real estate investment and management companies in New Jersey, Founder and Former Director of Savoy Bank	2021 - 2025
John R. Sorrenti, Director	73	Architect, Founder and President of JRS Architect, P.C.	2012 - 2026

(1) Includes service on Hanover Bank’s Board of Directors prior to the formation of Hanover Bancorp, Inc.

Executive Officers

The following table sets forth the names, ages, positions and term of office of each of the executive officers of Hanover.

			Term of Office
Name	Age	Position with Hanover	Since-Expires(1)
McClelland Wilcox	52	President	2021
Lance P. Burke	44	Executive Vice President, Chief Financial Officer	2021
Kevin Corbett	64	Executive Vice President, Chief Credit Officer	2020
Lisa A. DiIorio	60	First Senior Vice President, Chief Accounting Officer	2016

(1)	Executive officers serve at the pleasure of the Board, and do not have set terms of office.

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

Michael P. Puorro, Chairman and Chief Executive Officer — Mr. Puorro has over thirty-five years of banking experience, with over thirty years as a senior executive.  Prior to joining Hanover, Mr. Puorro was the Co-Chairman and President of Madison National Bancorp, Inc. and Madison National Bank where he was a leading member of Madison’s entrepreneurial founding group and executive management team.  Prior to this, Mr. Puorro served as Executive Vice President and Chief Financial Officer of New York Community Bancorp, Inc. and as Executive Vice President and Chief Financial Officer of Roslyn Bancorp, Inc.  Mr. Puorro is a former Board member of the New York Bankers Association.  Mr. Puorro earned a Bachelor of Business Administration degree in Accounting from Dowling College’s School of Professional Accountancy, and in addition to being a Certified Public Accountant, is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.  In May 2012, Mr. Puorro received an Honorary Doctorate Degree in Human Letters from Dowling College.  Through his business contacts in our market, Mr. Puorro has been able to attract customers and investors, and his financial expertise is of great value to the Board.  In addition, as our senior executive officer, his insight on our operations is invaluable to the Board.

Robert Golden, Lead Independent Director — Mr. Golden’s family is the legacy co-founder of the Snapple Beverage Corporation which produced one of the nation’s leading flavored beverages.  By the time the Company was purchased by the Quaker Oats Company in 1994, it produced annual sales revenue of $700 million.  Today, Mr. Golden is the Founder and CEO of TREO Brands, an innovative beverage company focused on plant-based hydration.  Mr. Golden is also President of Golden Properties Group LLC which is an active investor in commercial office buildings and retail and residential properties in New York City and the surrounding areas, as well as throughout the Midwest.  Prior to forming Golden Properties Group LLC, Mr. Golden was the owner of one of the largest cleaning and security companies in New York (Golden Mark).  His company serviced mainly large office buildings and financial institutions.  Mr. Golden is a contributor to many charitable organizations and is currently on the Nassau County Police Department Foundation Advisory Board.  Mr. Golden attended the University of Bridgeport.  Through his business activities, Mr. Golden has a strong sense of business conditions in our market that is invaluable to the Board.

Varkey Abraham, Director — Mr. Abraham is a founding director of Hanover Community Bank.  Mr. Abraham is the principal owner and Chief Executive Officer of the Eric’s Shoe Stores chain in the United States, Abraham and Sons Leather Company and VA Smith Shoe Company International.  Further, Mr. Abraham is a real estate investor, serves as Chairman of the Pravasi television channel, and is the President of the Queens Village, New York, Chamber of Commerce.  Mr. Abraham is the former two-term President of the Indo-American Malayalee Chamber of Commerce and also served as a Sabha Council Member for Saint Thomas Mar Thoma Church.  Mr. Abraham brings to the Board significant management expertise and leadership skills, as well as insight into the experience of locally owned businesses.

Ahron H. Haspel, Director — Mr. Haspel is an active investor and an attorney and CPA specializing in the tax area.  He retired from Jones Day in January 2011 where he served as a partner specializing in the corporate tax and mergers and acquisitions area.  Prior to joining Jones Day in February 2005, Mr. Haspel was a partner at KPMG and served on its Board of Directors and in a number of leadership positions.  While on the Board of KPMG, Mr. Haspel served on the firm’s Audit, Compensation and Strategic Planning Committees.  Mr. Haspel serves as a member of the Board and Trustee of North European Oil Royalty Trust (NRT) a New York Stock Exchange listed company and serves as Chairman of NRT’s Audit and Compensation Committees.  Mr. Haspel is a qualified audit committee financial expert for SEC purposes.  He earned a Bachelor of Science degree in Accounting from Long Island University, his Juris Doctor from Brooklyn Law School and his LLM degree in Taxation from New York University School of Law.  He is a Certified Public Accountant and a member of the New York Bar.  He is also a member of the Board of a number of philanthropic organizations.  Mr. Haspel’s extensive legal and accounting background and understanding of finance, and experience with public companies, proves invaluable to the Board.

Michael Katz, Director — Dr. Katz is an active financial institution investor and highly experienced and accomplished board-certified otolaryngologist.  Dr. Katz has been in practice with Ear, Nose, and Throat Associates of New York, P.C. since 1969.  For over 35 years, he served as President of the group practice which is one of the largest multi-specialty practices of its kind with offices located throughout Queens, Nassau, Suffolk, and the Bronx.  While serving as President, Dr. Katz oversaw a growing practice of over 200 employees in multiple locations including over 30 physicians and physician assistants/nurse practitioners, specializing in otolaryngology, allergy & immunology, facial plastic and reconstructive surgery, audiology, sleep disorders and speech and swallowing disorders.  Dr. Katz earned his undergraduate degree from Columbia University and his medical degree from the State University of New York, Downstate.  He went on to complete general surgery training at Kings County Hospital in New York and then did his residency in otolaryngology at Manhattan Eye, Ear and Throat Hospital.  He is board certified by the American Board of Otolaryngology.  Dr. Katz was Chief of Ear, Nose and Throat (“ENT”) at Flushing Hospital and was previously Chief of ENT at New York Hospital Medical Center of Queens.  Apart from the medical field, Dr. Katz serves as Co-Chairman of the Fisher Island Condo Board #2, is highly active in environmental issues and is a large contributor to the UJA-Federation of NY.  Dr. Katz’s business development capabilities in the Long Island marketplace led the Board to conclude that Dr. Katz should serve as a director.

Metin Negrin, Director — Mr. Negrin is the Founder and President of Lexin Capital, a private investment, development and management company that manages its own capital along with that of a global client base and makes direct investments in real estate.  The firm has real estate investments in New York City as well as Florida, Maryland, Arizona and Mexico.  Mr. Negrin was also the Chairman of Savoy Bank prior to its acquisition by Hanover.  In addition, Mr. Negrin is the President of the Board of the Allen-Stevenson School, a boys Kindergarten-8 day school of 400 students on the Upper East Side of Manhattan, as well as Treasurer and Executive Committee Board Member of the American Turkish Society.  A graduate of Deutsche Schule High School in Istanbul, Mr. Negrin holds a BS in Economics and an MBA in Finance from NYU Stern School of Business.  Mr. Negrin’s management and business experience led the Board to conclude that Mr. Negrin should serve as a director.

Philip Okun, Director — Mr. Okun is a founding director of Hanover Community Bank.  Additionally, he has been Chairman of the Loan Committee since the Bank’s inception.  Mr. Okun has worked in the commercial real estate industry for more than 30 years.  As President of Polimeni International, Mr. Okun was responsible for the Company’s development program in Poland, having completed numerous shopping centers throughout the country.  As President of its affiliate company, Skyline Management Corp., he was responsible for the management of a three-million square foot portfolio of office buildings and shopping centers on Long Island and the east coast.  Further, his experience includes redevelopment, leasing, financing, and brokerage.  Mr. Okun is a founding partner of Realty Connect USA, LLC.  Realty Connect currently has over 800 sales agents in 14 offices on Long Island and Queens.  Mr. Okun is a licensed real estate broker in New York and Florida.  He is author of the book “Make Money on Main Street” and a licensed sea captain.  Mr. Okun earned a Bachelor of Arts degree in education from Fairleigh Dickinson University.  Mr. Okun’s experience in the commercial real estate market led the Board to conclude that Mr. Okun should serve as a director.

Elena Sisti, Director — Ms. Sisti was the founder and Chairperson Emeritus of Savoy Bank, only the second New York bank established by a woman.  Ms. Sisti founded Savoy Bank following a 25-year career at Citibank, and she remained as a Board member of Savoy until its acquisition by Hanover.  Ms. Sisti is the Managing Partner of a New Jersey based real estate investment and management firm started by her family.  She received a B.A. in Economics from Barnard College, Columbia University.  Ms. Sisti immigrated to the United States in 1963 from Caracas, Venezuela.  Ms. Sisti’s experience in banking and financial services, along with her knowledge of our local community will assist us as we continue to grow.

John R. Sorrenti, Director — Mr. Sorrenti, FAIA, is Founder and President of JRS Architect, P.C., a full service architectural, interior design and preservation firm serving the greater New York City region.  Mr. Sorrenti has served on many committees both for the American Institute of Architects (AIA) and the National Council of Architectural Registration Board (NCARB) rising to the President of the New York State AIA, Vice President of the National AIA and Regional Director for the NCARB’s national board.  Mr. Sorrenti chaired the AIA/College of Fellows’ Regional Representative Program nationally for six years and in 2016 was the Chancellor for the College of Fellows.  He remains on the New York State Education Board of Architecture as an Extended Member, previously serving as Chair and is currently Chair of North Hempstead’s Landmarks Commission.  Mr. Sorrenti has served on the National Architectural Accrediting Board Committee for college accreditation and has performed reviews of his peers for the American Council of Engineering Companies.  In 2008, Mr. Sorrenti was presented with the Lifetime Achievement Award from the AIA Long Island Chapter and in 2017 received their Community Service Honor Award.  Mr. Sorrenti earned a Bachelor of Architecture degree from New York Institute of Technology (NYIT), a Masters in Architecture from Ohio University, and an MBA from NYIT.  Mr. Sorrenti provides the Board with significant leadership and managerial experience, particularly from the perspective of a locally based business enterprise.

Executive Officers who are not Directors

McClelland (“Mac”) Wilcox, President. Mr. Wilcox joined Savoy as President in 2012 and subsequently served as President and Chief Executive Officer through 2021. He has over twenty years of experience as a banking leader and entrepreneur.

Lance P. Burke, Executive Vice President and Chief Financial Officer. Mr. Burke has over twenty years of experience in the banking industry. Prior to joining Hanover, Mr. Burke served as Senior Vice President and Controller of Dime Bank (formerly BNB Bank) from 2009 to 2021.

Kevin Corbett, Executive Vice President and Chief Credit Officer. Mr. Corbett has over forty years of experience in the banking industry. Prior to joining Hanover, Mr. Corbett served as Senior Vice President and Chief Credit Officer of Dime Community Bank from 2017 to 2019 and Senior Vice President and Chief Credit Officer of Astoria Bank from 2012 to 2017.

Lisa A. Diiorio, First Senior Vice President & Chief Accounting Officer. Ms. Diiorio has over thirty years of experience in the banking industry. Prior to joining Hanover in 2016, Ms. Diiorio served as Vice President and Principal Accounting Officer at Bridgehampton National Bank.

Committees of Our Board of Directors

Audit Committee.   We maintain an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The Audit Committee is responsible for the selection of the independent registered public accounting firm for the annual audit and to establish, and oversee the adherence to, a system of internal controls.  The Audit Committee reviews and accepts the reports of our independent auditors and regulatory examiners.  The Audit Committee arranges for an annual audit through the independent registered public accounting firm, evaluates and implements the recommendations of the auditors as well as interim audits performed by our outsourced internal auditors, receives all reports of examination by bank regulatory agencies, analyzes such regulatory reports, and reports to the Board the results of its analysis of the regulatory reports.  The Audit Committee met 7 times during the fiscal year ended September 30, 2023.  The Board of Directors has adopted a written charter for the Audit Committee which is available on our website at www.hanoverbank.com.  The Audit Committee currently consists of Directors Ahron H. Haspel (Chair), Michael Katz, Metin Negrin, Philip Okun, and Elena Sisti, all of whom are “independent” under the NASDAQ listing standards and meet the independence standards of the Sarbanes-Oxley Act.  The Board has determined that Ahron H. Haspel, a member of Audit Committee, qualifies as an “audit committee financial expert” under the Rules of the Securities and Exchange Commission.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee “interlocks,” which generally means that no executive officer of the Company or the Bank served as a director or member of the compensation committee of another entity, one of whose executive officers serves as a director or member of the Compensation Committee.

Code of Ethics

The Board of Directors has adopted a Code of Ethics governing our Chief Executive Officer and senior financial officers, as required by the Sarbanes-Oxley Act and SEC regulations, as well as the Board of Directors and other senior members of management.  Our Code of Ethics governs such matters as conflicts of interest, use of corporate opportunity, confidentiality, compliance with law and the like.  Our Code of Ethics is available on our website at www.hanoverbank.com.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.  The Company believes that all persons associated with the Company and subject to Section 16(a) have made all required filings on a timely basis for the fiscal year ended September 30, 2023.

Item 11. Executive Compensation

Summary Compensation Table

The table below sets forth information concerning the compensation of our Chief Executive Officer and our next two most highly compensated executive officers (the “NEO’s”) for the fiscal year ended September 30, 2023:

							Change in
							Pension Value and
							Non-Qualified
				Stock		Non-equity	Deferred	All Other
				Awards	Option	Incentive Plan	Compensation	Compensation
		Salary	Bonus	(1)	Awards	Compensation	Earnings	(2)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael P. Puorro, Chairman	2023	625,000	—	187,483	—	281,250	—	46,712	1,140,445
and Chief Executive	2022	625,000	—	736,462	—	391,500	—	39,292	1,792,254
Officer	2021	570,769	—	82,500	—	247,500	—	36,662	937,431

McClelland Wilcox, President(3)	2023	525,000	—	131,248	—	157,500	—	25,004	838,752
	2022	525,000	—	517,498	—	222,750	—	21,716	1,286,964
	2021	156,115	—	—	—	—	—	5,600	161,715

Kevin Corbett, Executive	2023	315,000	—	47,243	—	78,750	—	9,208	450,201
Vice President and	2022	315,000	—	186,764	—	112,500	—	15,047	629,311
Chief Credit Officer	2021	295,385	—	21,384	—	66,500	—	14,892	398,161
(1)

Stock awards reported reflect the grant date fair value of restricted stock awards and performance awards under Accounting Standards Codification Topic No. 718, Compensation-Stock Compensation (“ASC Topic 718”).

(2)	All other compensation consists of 401(k) matching contributions, automobile allowance, and life insurance premiums.
(3)	Mr. Wilcox commenced employment on May 26, 2021, upon the consummation of the acquisition of Savoy Bank.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Equity
incentive
			plan					Equity incentive	Equity incentive
			awards:				Market	plan awards:	plan awards
	Number of	Number of	Number of			Number of	value of	Number of	market or payout
	securities	securities	securities			shares or	shares or	unearned	value of
	underlying	underlying	underlying			units of	units of	shares, units or	unearned shares,
	unexercised	unexercised	unexercised	Option	Option	stock that	stock that	other rights	units or other
	options (#)	options (#)	unearned	exercise	expiration	have not	have not	that have	rights that have
Name	exercisable	un- exercisable	options	price	date	vested	vested	not vested	not vested
	(#)	(#)	(#)	($)	(#)	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael P. Puorro	71,840	—	—	10.00	10/1/2024	14,257	257,909	39,382	712,240
McClelland Wilcox	29,900	—	—	4.46	2/18/2024	9,978	180,502	26,760	484,088
McClelland Wilcox	42,000	—	—	6.25	7/1/2025	—	—	—	—
Kevin Corbett	—	—	—	—	—	3,592	64,979	9,973	180,412

We are party to employment agreements with each of Messrs. Michael P. Puorro, Chairman and Chief Executive Officer, and McClelland Wilcox, President.

Mr. Puorro’s agreement has a term of three years and renews for an additional twelve-month period each year.  Mr. Puorro is to receive a base salary of at least $364,375, subject to annual adjustment.  During the fiscal year ended September 30, 2023, he received a base salary of $625,000.  He is also eligible to participate in our incentive plans and other benefit plans for executive officers.  Mr. Puorro is to receive an $800 per month car allowance, and we will reimburse Mr. Puorro for his premiums on a life insurance policy he owns.  In the event that Mr. Puorro’s employment is terminated without cause, he is entitled to receive a lump sum payment equal to the sum of two times (i) his then current base salary, (ii) the highest cash bonus paid to him over the prior three years, (iii) the highest grant date value of any equity award granted to Mr. Puorro over the prior three years, and (iv) his annual automobile allowance.  In addition, we will maintain Mr. Puorro’s then current health, hospital, medical and life insurance benefits in effect for two years after his termination or pay Mr. Puorro the value of the premiums for such coverage.  In the event of a merger, acquisition or change-in-control transaction, Mr. Puorro will be entitled to a lump sum payment equal to the sum of 2.99 times (i) his then current base salary, (ii) the highest cash bonus paid to him over the prior three years, (iii) the highest grant date value of any equity award granted to Mr. Puorro over the prior three years, and (iv) his annual automobile allowance.  In addition, Mr. Puorro’s then current health, hospital, medical and life insurance benefits are to be maintained in effect for three years after the change in control transaction, or Mr. Puorro is to be paid the value of the premiums for such coverage.  The benefits upon a change in control are subject to reduction to avoid the imposition of excise taxes under Section 4999 of the Code, provided that such reduction would result in a better after-tax result for Mr. Puorro.  Had a change in control occurred as of September 30, 2023, at an assumed price equal to 120% of our then tangible book value (a price of $27.28), Mr. Puorro would have been entitled to receive a net payment, after the reduction required to ensure that the payments would not constitute an excess parachute payment, of approximately $2.8 million under his employment agreement.

Mr. Wilcox’s agreement provides for a minimum base of $525,000, subject to annual adjustment.    During the fiscal year ended September 30, 2023, he received a base salary of $525,000  He is also eligible to participate in our incentive plans and other benefit plans for executive officers.  Mr. Wilcox’s  agreement has a term of three years and renews for an additional twelve-month period each year.  In the event that Mr. Wilcox’s employment is terminated without cause he is entitled to a lump sum payment equal to two times the sum of (i) his then current annual base salary, (ii) the highest cash bonus paid to him in the prior three years, and (iii) the highest full grant date value of any equity award granted over the prior three years, if any.  In addition, in the event of a change in control, the employment agreement provides for payment to Mr. Wilcox of 2.99 times the sum of (i) his then current annual Base Salary, (ii) the highest cash bonus payment paid to Employee over the past three years, and (iii) the highest full grant date value of any equity award granted over the past three years.  In addition, we will maintain Mr. Wilcox’s then current health, hospital, medical and life insurance benefits in effect for three years after his termination or pay Mr. Wilcox the value of the premiums for such coverage.  The benefits upon a change in control are subject to reduction to avoid the imposition of excise taxes under Sections 280G and 4999 of the Code, provided that such reduction would result in a better after-tax result for Mr. Wilcox.  Had a change in control occurred as of September 30, 2023, at an assumed price equal to 120% of our then tangible book value (a price of $27.28), Mr. Wilcox would have been entitled to receive a net payment, after the reduction required to ensure that the payments would not constitute an excess parachute payment, of approximately $1.1 million under his employment agreement.  The employment agreement subjects Mr. Wilcox to a covenant not to compete during the period of his employment and for one year following the termination of his employment except in cases where employment is terminated without cause.

Director Compensation

We pay our non-employee members of the Board a retainer of $25,000 annually and a fee of $1,000 per Board meeting attended.  Our Lead Independent Director also receives an additional retainer of $3,750 per quarter, and our committee chairs receive an additional fee of between $2,500 and $13,400 per year.  We also pay committee fees to those Board members who serve on Board committees.  Our Directors also participate in our equity compensation plans.  The table below shows the compensation paid to our non-employee directors for the fiscal year ended September 30, 2023.

	Director Compensation
	Fees				Non-Qualified
	Earned or			Non-equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Varkey Abraham	36,413	31,998	—	—	—	—	68,411
Robert Golden	49,663	31,998	—	—	—	—	81,661
Ahron H. Haspel	48,463	31,998	—	—	—	—	80,461
Michael Katz	37,038	31,998	—	—	—	—	69,036
Metin Negrin	42,788	31,998	—	—	—	—	74,786
Philip Okun	45,038	31,998	—	—	—	—	77,036
Elena Sisti	42,288	31,998	—	—	—	—	74,286
John R. Sorrenti	38,413	31,998	—	—	—	—	70,411

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as October 31, 2023 regarding the number of common shares beneficially owned by all directors, executive officers described and by all directors and executive officers as a group.  Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the nominee living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the Director or executive officer can vest title in themselves at once or within sixty (60) days.

Beneficially owned shares also include shares over which the named person has sole or shared voting or investment power, shares owned by corporations controlled by the named person, and shares owned by a partnership in which the named person is a partner.

Unless otherwise indicated, the address for each listed shareholder is: c/o Hanover Bancorp, Inc., 80 East Jericho Turnpike Mineola, NY 11501.

	Number of
	Shares
	Beneficially		Percentage of
Name	Owned		Class
Directors
Michael P. Puorro	337,828	(1)	4.57%
Varkey Abraham	53,964	(2)	0.74%
Robert Golden	463,921	(3)	6.33%
Ahron H. Haspel	68,318	(4)	0.93%
Michael Katz	248,287	(5)	3.39%
Metin Negrin	233,607	(6)	3.19%
Philip Okun	41,591	(7)	0.57%
Elena Sisti	146,029	(8)	2.00%
John R. Sorrenti	42,169	(9)	0.58%

Executive Officers
Lance P. Burke	19,201	(10)	0.26%
Kevin Corbett	20,818	(11)	0.28%
Lisa A. DiIorio	20,319	(12)	0.28%
John P. Vivona	—		—%
McClelland Wilcox	137,099	(13)	1.85%

All Executive Officers and Directors as a Group (14 persons)	1,833,151		24.97%

(1)	Includes 71,840 vested options to purchase shares of Hanover’s common stock. Also includes 39,382 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(2)	Includes 3,217 vested options to purchase shares of Hanover’s common stock. Also includes 6,921 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(3)

Includes 10,000 vested options to purchase shares of Hanover’s common stock. Also includes: (i) 6,921 shares of restricted stock subject to future vesting but as to which voting may currently be directed, (ii) 340,230 shares held by certain trusts, of which the beneficiary or trustee is Mr. Golden and his family members, and (iii) 52,771 shares held by a limited liability company which Mr. Golden controls.

(4)

Includes 8,139 vested options to purchase shares of Hanover’s common stock. Also includes (i) 6,921 shares of restricted stock subject to future vesting but as to which voting may currently be directed and (ii)39,673 shares held by a limited liability company which Mr. Haspel controls.

(5)

Includes 7,057 vested options to purchase shares of Hanover’s common stock. Also includes 6,921 shares of restricted stock subject to future vesting but as to which voting may currently be directed and 96,760 shares held by various trusts.

(6)	Includes 6,587 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(7)	Includes 8,139 vested options to purchase shares of Hanover’s common stock. Also includes 6,921 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(8)	Includes 6,587 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(9)	Includes 3,500 vested options to purchase shares of Hanover’s common stock. Also includes 6,921 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(10)	Includes 12,136 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(11)	Includes 9,973 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(12)	Includes 6,000 vested options to purchase shares of Hanover’s common stock. Also includes 4,106 shares of restricted stock subject to future vesting but as to which voting may currently be directed.
(13)	Includes 71,900 vested options to purchase shares of Hanover’s common stock. Also includes 26,760 shares of restricted stock subject to future vesting but as to which voting may currently be directed.

The following table sets forth information as of November 30, 2023, with respect to the beneficial ownership of Hanover Bancorp, Inc. Common Stock by each person or group of persons, other than members of the Board of Directors or management of the Company, known to the Company to be the beneficial owner of more than five percent (5%) of Hanover Bancorp, Inc. voting stock.  There are no shareholders other than those set forth below of whom the Company is aware that beneficially own 5% or more of the Common Stock of the Company.

	Number of
	Shares
	Beneficially	Percentage of
Name of Beneficial Owner of More Than 5% of the Common Stock	Owned	Class
Castle Creek Capital Partners VIII, LP (1)	705,500	9.9%
Muthoot Holdings	443,181	6.2%
AllianceBernstein L.P. (2)	395,162	5.5%

(1)

All information regarding the number of shares beneficially owned and the percent of ownership by Castle Creek Capital Partners VIII, L.P. was obtained from the 13G filed with the U.S. Securities and Exchange Commission on February 13, 2023. The address of Castle Creek Capital Partners VIII, LP is 11682 El Camino Real, Suite 320, San Diego, CA 92130.

(2)

All information regarding the number of shares beneficially owned and the percent of ownership by AllianceBernstein L.P. was obtained from the 13G filed with the U.S. Securities and Exchange Commission on February 14, 2023. The address of AllianceBernstein L.P. is 1345 Avenue of the Americas, New York, NY 10105.

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of September 30, 2023.

Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
	(A)	(B)	column (A)) (C)
Equity compensation plans approved by shareholders	198,333	$8.85	21,784
Equity compensation plans not approved by shareholders	—	—	276,127
Total	198,333	$8.85	297,911

Item 13. Certain Relationships and Related Transactions, and Director Independence

Under Hanover Community Bank’s Code of Ethics, the Chairman of the Audit Committee is to review and approve all related party transactions involving members of the Board, other than extensions of credit by the Bank in the ordinary course of its business.  Under banking regulation, those extensions of credit must be approved by the full Board of Directors.

By “related party transaction,” we mean a transaction between the Company or any of its subsidiaries, on the one hand, and an executive officer, director or immediate family member of an executive officer or a director, on the other hand.

We have made in the past and, assuming continued satisfaction of generally applicable credit standards, expect to continue to make loans to directors, executive officers and their associates (i.e., corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of ten percent or more).  These loans have all been made in the ordinary course of the Bank’s business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with Hanover and do not involve more than the normal risk of collectability or present other unfavorable features.

Independence

A majority of the Board consists of individuals who are “independent” under the NASDAQ listing standards.  Mr. Michael P. Puorro, our Chairman and CEO, is the only member of our Board who is not independent.  In reaching this conclusion, the Board took into account the fact that several members of the Board conduct banking transactions with Hanover Bank.  These transactions are in accordance with Federal law and regulation and do not involve risk or beneficial terms beyond those involved in transactions between Hanover Bank and third-party customers.

In addition, with regard to Mr. Sorrenti, the Board took into account certain transactions between the Bank and entities with which he was affiliated, described below.

Mr. Sorrenti is the principal of JRS Architect, P.C.  JRS Architect, P.C., was retained by the Bank to provide design and architectural services in connection with renovations to the Bank’s new Hauppauge, New York, branch and related back office space.  Fees paid by the Bank to JRS Architect, P.C. for this engagement totaled approximately $77,000.  In determining that the engagement of JRS Architect, P.C., did not impair Mr. Sorrenti’s independence, the Board took into account the amount of the fees paid to JRS Architect, P.C., compared to its total revenues, as well as the nature of the services rendered by JRS Architect, P.C., which are not advisory and did not involve access to sensitive Company information or strategic decision making.

Shareholders wishing to communicate directly with the independent members of the Board of Directors may send correspondence to Hanover Bancorp, Inc., Attn.: Robert Golden, Lead Independent Director, 80 East Jericho Turnpike, Mineola, New York 11501.

Item 14. Principal Accountant Fees and Services

Aggregate fees billed to the Company for the fiscal years ended September 30, 2023, and 2022, by the Company’s principal accounting firm are shown in the following table:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022
Audit fees	$347	$330
Audit-related fees	—	213
Tax fees	—	—
Other fees	—	—
Total fees	$347	$543

Part IV

Item 15. Exhibits and Financial Statement Schedules

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

10.2	Amended and Restated Change in Control Agreement with Kevin Corbett (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 30, 2021)
10.3	Hanover Community Bank 2013 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 filed on January 20, 2021)
10.4	Savoy Bank 2013 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Form S-8 filed on June 17, 2021)
10.5	Hanover Community Bank 2016 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 filed on January 20, 2021)
10.6	2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 filed on January 20, 2021)
10.7	Hanover Bancorp 2021 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8- K filed on July 30, 2021)
10.8

Indenture between Hanover Bancorp, Inc. and U.S. Bank, National Association dated October 7, 2020 (incorporated by reference from Exhibit 10.8 to Registration Statement on Form S-4 filed on January 20, 2021)

10.9

First Supplemental Indenture between Hanover Bancorp, Inc. and U.S. Bank National Association dated October 7, 2020 (incorporated by reference from Exhibit 10.9 to Registration Statement on Form S-4 filed on January 20, 2021)

10.10	Second Amended and Restated Employment Agreement with McClelland Wilcox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2023)

10.11	Amended and Restated Change in Control Agreement with Lance P. Burke (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2021)
10.12

Retirement and Transition Agreement (Certain confidential portions (as indicated therein) of this exhibit have been omitted.) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-k filed on October 17, 2022)

10.13

Board Observer Agreement dated October 28, 2022 with Castle Creek Partners VIII, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 31, 2022)

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-4 filed on January 20, 2021)
23.1	Consent of Crowe LLP (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
97	Compensation Recoupment Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (filed herewith)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER BANCORP, INC.
Registrant

December 21, 2023	/s/ Michael P. Puorro
Michael P. Puorro
Chairman and Chief Executive Officer

December 21, 2023	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President and Chief Financial Officer

December 21, 2023	/s/ Lisa A. Diiorio
Lisa A. Diiorio
Senior Vice President, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 21, 2023	/s/ Varkey Abraham
Varkey Abraham
Director

December 22, 2023	/s/ Robert Golden
Robert Golden
Director

December 21, 2023	/s/ Ahron Haspel
Ahron Haspel
Director

December 21, 2023	/s/ Michael Katz
Michael Katz
Director

December 21, 2023	/s/ Metin Negrin
Metin Negrin
Director

December 21, 2023	/s/ Philip Okun
Philip Okun
Director

December 21, 2023	/s/ Elena Sisti
Elena Sisti
Director

December 21, 2023	/s/ John Sorrenti
John Sorrenti
Director