Form 10-QT
period 2023-12-31
Hanover Bancorp, Inc. /NY
filed 2024-02-13
CIK 1828588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2023 to December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	7,229,404 Shares
(Title of Class)	(Outstanding as of January 31, 2024)

HANOVER BANCORP, INC.

Form 10-Q

PART I

ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

	December 31, 2023	September 30, 2023
ASSETS	(unaudited)
Cash and non-interest-bearing deposits due from banks	$10,277	$5,496
Interest-bearing deposits due from banks	166,407	186,614
Federal funds sold	523	514
Total cash and cash equivalents	177,207	192,624
Securities held to maturity, fair value of $3,835 at December 31, 2023 and $3,760 at September 30, 2023 (net of allowance for credit losses of $0 at December 31, 2023)	4,041	4,108
Securities available for sale, at fair value (net of allowance for credit losses of $0 at December 31, 2023)	61,419	10,889
Loans held for sale	8,904	—
Loans	1,957,199	1,874,562
Allowance for credit losses (1)	(19,658)	(14,686)
Loans, net	1,937,541	1,859,876
Premises and equipment, net	15,886	16,057
Operating lease assets	9,754	10,193
Accrued interest receivable	11,915	10,636
Prepaid post retirement plan	3,503	3,534
Stock in Federal Home Loan Bank ("FHLB"), at cost	8,612	10,547
Goodwill	19,168	19,168
Other intangible assets	311	327
Loan servicing rights	4,668	4,479
Deferred income taxes, net	2,463	1,509
Other assets	4,668	5,588
TOTAL ASSETS	$2,270,060	$2,149,535
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$207,781	$185,731
Savings, NOW and money market	1,174,616	1,019,263
Time	522,198	530,076
Total deposits	1,904,595	1,735,070
Borrowings	128,953	179,849
Subordinated debentures ($25,000 face amount less unamortized debt issuance costs of $365 and $379 at December 31, 2023 and September 30, 2023, respectively)	24,635	24,621
Operating lease liabilities	10,459	10,899
Accrued interest payable	1,724	1,821
Other liabilities	14,864	11,368
TOTAL LIABILITIES	2,085,230	1,963,628
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, Series A (par value $0.01; 15,000,000 shares authorized; issued and outstanding 150,000 at December 31, 2023 and September 30, 2023)	2,963	2,963
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 7,195,012 and 7,170,419 at December 31, 2023 and September 30, 2023, respectively)	72	72
Surplus	125,694	125,501
Retained earnings	58,551	58,693
Accumulated other comprehensive loss, net of tax	(2,450)	(1,322)
TOTAL STOCKHOLDERS' EQUITY	184,830	185,907
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,270,060	$2,149,535
(1)	Commencing on October 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to October 1, 2023 the calculation was based on the the incurred loss methodology. Refer to Note 1 for further discussion.

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended December 31,
	2023	2022
INTEREST INCOME
Loans	$28,394	$21,979
Taxable securities	940	212
Other interest income	1,821	381
Total interest income	31,155	22,572
INTEREST EXPENSE
Savings, NOW and money market deposits	11,547	4,764
Time deposits	5,231	1,547
Borrowings	1,718	997
Total interest expense	18,496	7,308
Net interest income	12,659	15,264
Provision for credit losses (1)	200	1,500
Net interest income after provision for credit losses	12,459	13,764
NON-INTEREST INCOME
Loan servicing and fee income	778	678
Service charges on deposit accounts	85	63
Gain on sale of loans held-for-sale	2,326	578
Other income	65	92
Total non-interest income	3,254	1,411
NON-INTEREST EXPENSE
Salaries and employee benefits	5,242	4,332
Occupancy and equipment	1,746	1,477
Data processing	530	418
Professional fees	729	683
Federal deposit insurance premiums	375	158
Other expenses	2,048	1,203
Total non-interest expense	10,670	8,271
Income before income tax expense	5,043	6,904
Income tax expense	1,280	1,566
NET INCOME	$3,763	$5,338
Earnings per share:
BASIC	$0.51	$0.73
DILUTED	$0.51	$0.72

(1)	Commencing on October 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to October 1, 2023 the calculation was based on the the incurred loss methodology. Refer to Note 1 for further discussion.

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended December 31,
	2023	2022
Net income	$3,763	$5,338
Other comprehensive (loss) income, net of tax:
Unrealized losses on investment securities available for sale:
Change in unrealized gain (loss) on securities available for sale arising during the period, net of tax of $56 and ($27), respectively	204	(95)
Reclassification adjustment for gains realized in net income, net of tax of $0 and $0, respectively	—	—
Net change in unrealized gains (losses) on securities available for sale	204	(95)
Unrealized loss on cash flow hedges:
Change in unrealized loss on cash flow hedges arising during the period, net of tax of ($369) and $0, respectively	(1,332)	—
Total other comprehensive loss, net of tax	(1,128)	(95)
Total comprehensive income, net of tax	$2,635	$5,243

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended December 31, 2023
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net	Equity
Balance at October 1, 2023	7,170,419	$2,963	$72	$125,501	$58,693	$(1,322)	$185,907
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	—	(3,170)	—	(3,170)
Balance at October 1, 2023 (as adjusted for change in accounting principle)	7,170,419	2,963	72	125,501	55,523	(1,322)	182,737
Net income	—	—	—	—	3,763	—	3,763
Other comprehensive loss, net of tax	—	—	—	—	—	(1,128)	(1,128)
Cash dividends declared ($0.10 per share)	—	—	—	—	(735)	—	(735)
Stock-based compensation	—	—	—	360	—	—	360
Stock awards granted, net of forfeitures	10,432	—	—	—	—	—	—
Shares received related to tax withholding	(19,239)	—	—	(335)	—	—	(335)
Exercise of stock options	33,400	—	—	168	—	—	168
Balance at December 31, 2023	7,195,012	$2,963	$72	$125,694	$58,551	$(2,450)	$184,830

	Three Months Ended December 31, 2022
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net	Equity
Balance at October 1, 2022	7,285,648	$—	$73	$126,656	$46,475	$(620)	$172,584
Net income	—	—	—	—	5,338	—	5,338
Other comprehensive loss, net of tax	—	—	—	—	—	(95)	(95)
Cash dividends declared ($0.10 per share)	—	—	—	—	(739)	—	(739)
Stock-based compensation	3,000	—	—	439	—	—	439
Shares received related to tax withholding	(262)	—	—	(5)	—	—	(5)
Preferred stock issued in exchange for common stock	(150,000)	2,963	(2)	(2,961)	—	—	—
Exercise of stock options	10,614	—	—	106	—	—	106
Balance at December 31, 2022	7,149,000	$2,963	$71	$124,235	$51,074	$(715)	$177,628

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$3,763	$5,338
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (1)	200	1,500
Depreciation and amortization	527	421
Amortization of right-of-use assets	439	392
Stock-based compensation	360	439
Net gain on sale of loans held-for-sale	(2,326)	(578)
Net accretion of premiums, discounts and loan fees and costs	100	(154)
Amortization of intangible assets	16	18
Amortization of debt issuance costs	14	13
Loan servicing rights valuation adjustments	348	87
Deferred tax expense (benefit)	276	(35)
Increase in accrued interest receivable	(1,279)	(984)
Increase in other assets	(1,325)	(1,083)
Decrease in accrued interest payable	(97)	(73)
Increase in other liabilities	3,538	1,127
Payments on operating leases	(440)	(353)
Net cash provided by operating activities	4,114	6,075
Cash flows from investing activities:
Purchases of securities available-for-sale	(50,499)	—
Redemptions (purchases) of restricted securities, net	1,935	(5,919)
Principal repayments of securities held to maturity	66	77
Principal repayments of securities available-for-sale	12	12
Proceeds from sales of loans	23,162	8,625
Net increase in loans	(111,676)	(131,310)
Purchases of premises and equipment	(356)	(845)
Net cash used in investing activities	(137,356)	(129,360)
Cash flows from financing activities:
Net increase (decrease) in deposits	169,619	(10,302)
Repayments of Federal Reserve Bank borrowings	(1,896)	(434)
(Repayments) proceeds of other short-term borrowings, net	(49,000)	137,000
Payments related to tax withholding for equity awards	(335)	(5)
Cash dividends paid	(731)	(729)
Proceeds from exercise of stock options	168	106
Net cash provided by financing activities	117,825	125,636
(Decrease) increase in cash and cash equivalents	(15,417)	2,351
Cash and cash equivalents, beginning of period	192,624	149,947
Cash and cash equivalents, end of period	$177,207	$152,298
Supplemental cash flow information:
Interest paid	$18,593	$7,381
Income taxes paid	160	51
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$29,740	$8,047
Preferred stock issued in exchange for common stock	—	2,963
Lease liabilities arising from obtaining right-of-use assets	—	1,791
(1)

Commencing on October 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to October 1, 2023 the calculation was based on the the incurred loss methodology. Refer to Note 1 for further discussion.

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

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

Basis of Presentation

In October 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31. As a result of the change in fiscal year end, this document constitutes the Company’s Transition Report on Form 10-Q for the period October 1, 2023 through December 31, 2023. The Company’s next full fiscal year will be the calendar year January 1, 2024 through December 31, 2024 (fiscal year 2024).

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of December 31, 2023, its consolidated statements of income for the three months ended Decmber 31, 2023 and 2022, its consolidated statements of comprehensive income for the three months ended December 31, 2023 and 2022, its consolidated statements of changes in stockholders’ equity for the three months ended December 31, 2023 and 2022 and its consolidated statements of cash flows for the three months ended December 31 2023 and 2022. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had an immaterial effect on the Company’s consolidated financial statements and had no effect on prior period net income or stockholders’ equity.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three months ended December 31, 2023 are not necessarily indicative of results for any other interim period or of the results for the full fiscal year 2024. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

All material intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

Accounting Policies

Securities - Investment securities are classified as held-to-maturity or available-for-sale at the time of purchase. Investment securities classified as held-to-maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost. Investment securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to, asset / liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations.

Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related securities. Dividend and interest income are recognized when earned. Sales of investment securities are recorded at trade date, with realized gains and losses on sales determined using the specific identification method and included in non-interest income.

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.

Alowance for Credit Losses – Held-to-Maturity Securities – Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $9 thousand at both December 31, 2023 and September 30, 2023 and is excluded from the estimate of credit losses.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Management classifies the held-to-maturity portfolio into the following major security types: Mortgage backed: residential and commercial. All mortgage-backed: residential and commercial securities held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

Allowance for Credit Losses – Available-For-Sale Securities – For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $0.8 million at December 31, 2023 and is excluded from the estimate of credit losses.

Loans and Loan Interest Income Recognition - Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs and an allowance for credit losses. The loan portfolio is segmented into residential real estate, multi-family, commercial real estate, commercial and industrial, construction and land development, and consumer loans. Accrued interest receivable totaled $10.8 million at December 31, 2023 and was reported in Accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the estimate of credit losses. Interest income on loans is accrued on the unpaid principal balance and credited to income as earned. Interest income on loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent. Net loan origination fees and costs are deferred and accreted/amortized to interest income over the contractual life of loans using the level-yield method, adjusted for actual prepayments.

Loans Held for Sale – Mortgage and SBA and other government guaranteed loans originated and intended for sale in the secondary market are carried at estimated fair value as determined by outstanding commitments from investors. Periodically, the Company originates various residential mortgage loans for sale to investors generally on a servicing released basis. The sale of such loans is generally arranged through a master commitment on a best-efforts basis. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Premiums, discounts, origination fees and costs on loans held for sale are deferred and recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held for sale are included in other income, recognized on settlement date and are determined to be the difference between the sale proceeds and the carrying value of the loans. These transactions are accounted for as sales based on satisfaction of the criteria for such accounting which provides that, as transferor, the Company has surrendered control of the loans.

For liquidity purposes generally, there are instances when loans originated with the intent to hold in the portfolio are subsequently transferred to loans held for sale. At transfer, they are carried at the lower of cost or fair value.

Allowance for Credit Losses - Loans – The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. When management determines that collection in full is not probable, expected credit losses are based on the fair value of the collateral or discounted value of the projected cash flows at the reporting date, adjusted for selling costs as appropriate.

The quantitative component of the estimate relies on the statistical relationship between the projected value of an economic indicator and the implied historical loss experience among a curated group of peers. The Company utilized regression analyses of peer data, in which the Company was included, and where observed credit losses and selected economic factors were used to determine suitable loss drivers for modeling the lifetime rates of probability of default (PD). A loss given default rate (LGD) is assigned to each pool for each period based on these PD outcomes. The model primarily utilizes an expected discounted cash flow (DCF) analysis with a remaining life (RL) approach used limitedly. The DCF analysis is run at the instrument-level and incorporates an array of loan-specific data points and segment-implied assumptions to determine the lifetime expected loss attributable to each instrument. An implicit "hypothetical loss" is derived for each period of the DCF, and helps establish the present value of future cash flows for each period. The reserve applied to a specific instrument is the difference between the sum of the present value of future cash flows and the book balance of the loan at the measurement date. The RL approach utilizes projected loss rates based on the remaining life of a loan pool. It is utilized when a regression analysis could not provide adequate correlation of PD and external economic factors on which to base projected losses.

Portfolio segments are the level at which loss assumptions are applied to a pool of loans based on the similarity of risk characteristics inherent in the included instruments, relying on FFIEC Call Report codes. The loss driver for each loan portfolio segment is derived from a readily available and reasonable economic forecast, chiefly the Federal Open Market Committee (“FOMC”) of the Federal Reserve's projections of civilian unemployment and year-over-year U.S. GDP growth. Forecasts are applied over a four-quarter period and revert to the lookback period's historical mean for the economic indicator over a four-quarter horizon, on a straight-line basis.

The model incorporates qualitative factor adjustments in order to calibrate the model for risk in each portfolio segment that may not be captured through quantitative analysis. Determinations regarding qualitative adjustments are reflective of management's expectation of loss conditions differing from those already captured in the quantitative component of the model. Factors that the Company considers include a) changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices; b) changes in international, national, regional, and local conditions; c) changes in the nature and volume of the portfolio and term loans; d) changes in experience, depth, and ability of lending management; e) changes in volume and severity of past due loans and other similar conditions; f) changes in the quality of the Bank’s loan review system; g) changes in the value of underlying collateral for collateral dependent loans; h) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and i) the effects of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.

Allowance for credit losses are aggregated for the major loan segments, with similar characteristics, summarized below. However, for the purposes of calculating reserves, these segments may be further broken down into loan classes by risk characteristics that include but not limited to FFIEC Call Report codes, industry type, geographic location, and collateral type.

One-to-four family residential mortgage loans involve certain risks such as interest rate risk and risk of nonpayment. Adjustable-rate loans decrease the interest rate risk to the Bank that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Repayment risk can be affected by the overall health of the economy, including unemployment rates and housing prices.

Commercial real estate lending entails additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. Loans in this classification include income producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are located largely in the Bank’s primary market area. The cash flows of the income producing investment properties could be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on credit quality. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending could have an adverse effect on credit quality.

Multifamily lending entails additional risks as compared with single-family residential property lending, but less when compared to commercial real estate lending. Loans in this classification include income producing residential investment properties of five or more families. Loans are made to established owners with a proven and demonstrable record of strong performance. Loans are secured by a first mortgage lien on the subject property. Repayment is derived generally from the rental income generated from the property and may be supplemented by the owners’ personal cash flow. Credit risk arises with changes in economic conditions that could cause an increase in vacancy rates or decline in property value.

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

Allowance for Credit losses on Off-Balance Sheet Credit Exposures – The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is reported on the Consolidated Statements of Financial Condition in other liabilities section and is adjusted through a provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated useful life.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses Topic 326: Measurement of Credit Losses on Financial Instruments. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology with a methodology that reflects expected credit losses, which is referred to as the current expected credit loss (“CECL”) methodology, and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. In November 2019, the FASB adopted changes to delay the effective date of ASU 2016-13 to 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As the Company is a smaller reporting company under SEC regulations, the Company was eligible for and elected delayed adoption. The Company adopted the standard on October 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost, and off-balance-sheet credit exposures. Results for the three months ended December 31, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recognized a one-time cumulative effect adjustment to retained earnings, of $4.0 million, or $3.2 million, net of tax effects, of which $0.1 million reflected a reduction of allowance for credit losses on unfunded commitments, $4.1 million reflected additional allowance related to the loan portfolio, and no adjustment was recognized related to the securities portfolio.

In March 2022, the FASB issued ASU 2022-02, which eliminates creditor accounting guidance for troubled debt restructurings (“TDRs”) for entities that have adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) and enhances Vintage Disclosures of Gross Writeoffs. This ASU eliminates Subtopic 310-40 guidance for TDRs, and requires creditors to apply the loan refinancing and restructuring guidance in Subtopic 310-20 when evaluating modifications granted to borrowers experiencing financial difficulty to determine whether the modification is considered a continuation of an existing loan or a new loan. The vintage disclosure component of the ASU requires entities to disclose current-period gross writeoffs by origination year for financing receivables and investment leases within the scope of Subtopic 326-20. The Company adopted ASU 2022-02 prospectively, beginning October 1, 2023, concurrently with the aforementioned ASU 2016-13. The Company did not have any loans that were both experiencing financial difficulties and modified during the three  months ended December 31, 2023.

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

None.

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

The Company’s basic and diluted EPS calculations for the three months ended December 31, 2023 and 2022 are as follows. There were no stock options that were antidilutive for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31,
(in thousands, except share and per share data)	2023	2022

Net income available to common stockholders	$3,763	$5,338
Less: Dividends paid and earnings allocated to participating securities	(118)	(208)
Income attributable to common stock	$3,645	$5,130
Weighted average common shares outstanding, including participating securities	7,324,133	7,292,940
Less: Weighted average participating securities	(245,685)	(284,027)
Weighted average common shares outstanding	7,078,448	7,008,913
Basic EPS	$0.51	$0.73

Income attributable to common stock	$3,645	$5,130
Weighted average common shares outstanding	7,078,448	7,008,913
Weighted average common equivalent shares outstanding	59,396	94,998
Weighted average common and equivalent shares outstanding	7,137,844	7,103,911
Diluted EPS	$0.51	$0.72

3. SECURITIES

The following table summarizes the amortized cost, fair value and allowance for credit losses of securities available for sale and securities held to maturity at December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$309	$—	$(108)	$—	$201
Collateralized loan obligations	50,283	82	(99)	—	50,266
Corporate bonds	12,700	—	(1,748)	—	10,952
Total available for sale securities	$63,292	$82	$(1,955)	$—	$61,419

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,480	$—	$(96)	$1,384	$—
U.S. GSE commercial mortgage-backed securities	2,561	—	(110)	2,451	—
Total held to maturity securities	$4,041	$—	$(206)	$3,835	$—

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

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

The amortized cost and fair value of investment securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single date are shown separately.

	December 31, 2023
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Five to ten years	$16,524	$14,709
Beyond ten years	46,459	46,509
U.S. GSE residential mortgage-backed securities	309	201
Total securities available for sale	63,292	61,419
Securities held to maturity:
U.S. GSE residential mortgage-backed securities	1,480	1,384
U.S. GSE commercial mortgage-backed securities	2,561	2,451
Total securities held to maturity	4,041	3,835
Total investment securities	$67,333	$65,254

At December 31, 2023 and September 30, 2023, investment securities with a carrying amount of $2.0 million were pledged to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities for the three months ended December 31, 2023 and 2022.

There were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity at December 31, 2023 and September 30, 2023.

The following tables summarize gross unrealized and unrecognized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities  have been in a continuous unrealized or unrecognized loss position at December 31, 2023. An allowance for credit losses has not been recorded for these investments at December 31, 2023.

	December 31, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$—	$—	$201	$(108)	5	$201	$(108)
Collateralized loan obligations	12,352	(99)	—	—	3	12,352	(99)
Corporate bonds	1,080	(120)	9,872	(1,628)	7	10,952	(1,748)
Total available-for-sale	$13,432	$(219)	$10,073	$(1,736)	15	$23,505	$(1,955)

	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrecognized		Unrecognized	Number of		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Held-to-maturity:
U.S. GSE residential mortgage-backed securities	$—	$—	$1,384	$(96)	4	$1,384	$(96)
U.S. GSE commercial mortgage-backed securities	—	—	2,451	(110)	1	2,451	(110)
Total held-to-maturity	$—	$—	$3,835	$(206)	5	$3,835	$(206)

Assessment of Available for Sale Debt Securities for Credit Risk

Management assesses the decline in fair value of investment securities periodically. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer.  Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. The following is a discussion of the credit quality characteristics of portfolio segments carrying unrealized losses at December 31, 2023.

Corporate bonds

The Company’s corporate bond portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of each individual investment. Management reviewed the collectibility of these investments, taking into account such factors as the financial condition of the issuers, reported regulatory capital ratios, and credit ratings, when available, and other factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its corporate bond portfolio as of December 31, 2023.

Obligations of U.S. Government agencies and sponsored entities

The mortgage-backed securities held by the Company were issued by U.S government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality.The Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company consider these securities to carry zero loss estimates and no allowance for credit losses was recorded at December 31, 2023.

Collateralized loan obligations (“CLO”)

The Company’s CLO portfolio is comprised of an actively managed portfolio of senior secured Class A Notes. Management considers the credit quality of each individual investment. Management reviewed the collectibility of these investments, taking into account such factors as the financial condition of the issuers and credit ratings, when available and other factors. All CLO securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its CLO portfolio as of December 31, 2023.

The following table summarizes gross unrealized and unrecognized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized or unrecognized loss position at September 30, 2023.

	September 30, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$—	$—	$142	$(180)	5	$142	$(180)
Corporate bonds	1,080	(120)	9,667	(1,833)	7	10,747	(1,953)
Total available-for-sale	$1,080	$(120)	$9,809	$(2,013)	12	$10,889	$(2,133)

	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrecognized		Unrecognized	Number of		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Held-to-maturity:
U.S. GSE residential mortgage-backed securities	$—	$—	$1,353	$(178)	4	$1,353	$(178)
U.S. GSE commercial mortgage-backed securities	—	—	2,407	(170)	1	2,407	(170)
Total held-to-maturity	$—	$—	$3,760	$(348)	5	$3,760	$(348)

There was no other than temporary impairment loss recognized on any securities at September 30, 2023.

4. LOANS

The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented.

(in thousands)	December 31, 2023	September 30, 2023
Residential real estate	$714,843	$657,332
Multi-family	572,849	578,895
Commercial real estate	548,012	537,314
Commercial and industrial	107,912	87,575
Construction and land development	13,170	13,021
Consumer	413	425
Total loans	1,957,199	1,874,562
Allowance for credit losses	(19,658)	(14,686)
Total loans, net	$1,937,541	$1,859,876

The Company’s Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans outstanding, included in commercial and industrial loans in the table above, totaled $2.9 million and $4.8 million at December 31, 2023 and September 30, 2023, respectively.

At December 31, 2023 and September 30, 2023, the Company was servicing approximately $262.8 million and $255.7 million, respectively, of loans for others. The Company had $8.9 million of SBA loans held for sale at December 31, 2023. SBA loans of $1.0 million and $4.9 million included in commercial real estate and C&I loans, respectively, in the table above were sold as of September 30, 2023 and settled in early October 2023.

For the three months ended December 31, 2023 and 2022, the Company sold loans totaling approximately $29.7 million and $8.0 million, respectively, recognizing net gains of $2.3 million and $0.6 million, respectively.

The following summarizes the activity in the allowance by portfolio segment for the periods indicated:

	Three Months Ended December 31, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$4,778	$4,206	$3,197	$2,368	$104	$33	$14,686
Impact of adopting ASC 326	(217)	169	5,296	(1,201)	24	24	4,095
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	567	—	110	—	—	677
Provision for credit losses	440	(271)	(103)	142	(6)	(2)	200
Ending balance	$5,001	$4,671	$8,390	$1,419	$122	$55	$19,658

	Three Months Ended December 31, 2022
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$3,951	$4,308	$3,707	$761	$115	$2	$12,844
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	60	—	—	60
Provision for loan losses	557	1,389	(473)	31	(11)	7	1,500
Ending balance	$4,508	$5,697	$3,234	$852	$104	$9	$14,404

The following tables present the balance in the allowance and the recorded investment in loans by portfolio segment as of December 31, 2023 and September 30, 2023:

	December 31, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for credit losses:
Ending allowance balance attributable to loans:
Individually analyzed	$—	$397	$24	$—	$—	$—	$421
Collectively analyzed	5,001	4,274	8,366	1,419	122	55	19,237
Total ending allowance balance	$5,001	$4,671	$8,390	$1,419	$122	$55	$19,658
Loans:
Loans individually analyzed	$4,226	$3,356	$5,986	$379	$—	$—	$13,947
Loans collectively analyzed	710,617	569,493	542,026	107,533	13,170	413	1,943,252
Total ending loans balance	$714,843	$572,849	$548,012	$107,912	$13,170	$413	$1,957,199

	September 30, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,778	4,206	3,197	2,368	104	33	14,686
Purchased-credit impaired	—	—	—	—	—	—	—
Total ending allowance balance	$4,778	$4,206	$3,197	$2,368	$104	$33	$14,686
Loans:
Loans individually evaluated for impairment	$7,477	$2,452	$6,119	$612	$—	$—	$16,660
Loans collectively evaluated for impairment	649,855	576,443	531,195	86,835	13,021	425	1,857,774
Purchased-credit impaired	—	—	—	128	—	—	128
Total ending loans balance	$657,332	$578,895	$537,314	$87,575	$13,021	$425	$1,874,562

The following table presents the recorded investment in loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2023:

	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing

Residential real estate	$4,369	$4,369	$—
Multi-family	1,794	3,374	—
Commercial real estate	5,976	6,000	—
Commercial and industrial	708	708	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$12,847	$14,451	$—

The Company recognized $155 thousand of interest income on nonaccrual loans during the three months ended December 31, 2023.

Individually Analyzed Loans

Effective October 1, 2023, the Company began analyzing loans on an individual basis when management determined that the loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its designed pool of loans, under the Company’s CECL methodology. This differs from the definition of loans considered to be impaired at September 30, 2023. Loans individually analyzed include certain nonaccrual loans.

As of December 31, 2023, the amortized cost basis of individually analyzed loans amounted to $13.9 million, of which $13.8 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral adjusted for sales costs and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following table presents the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of December 31, 2023.

	December 31, 2023
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$4,226	$—
Multi-family (2)	3,356	397
Commercial real estate (2)	5,986	24
Commercial and industrial (1)	272	—
Total	$13,840	$421
(1)	Secured by residential real estate
(2)	Secured by commercial real estate

As of October 1, 2023, a loan is classified for individual analysis, when based on current information and events, management has determined that it no longer exhibits risk characteristics consistent with its designated pool. This differs from the definition of loans considered to be impaired as of September 30, 2023. The Company considered a loan to be impaired when, based on currently available information, it was deemed probable that the Company would not be able to collect on the loan’s contractually determined principal and interest payments. The Company identified loss allocations for impaired loans on an individual basis, and in conformity with its methodology under the incurred loss framework.

The following tables present information related to the Company’s impaired loans by portfolio segment as of September 30, 2023 and for the three months ended December 31, 2022.

	September 30, 2023
	Unpaid
	Principal	Recorded	Allowance
(in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Residential real estate	$7,484	$7,477	$—
Multi-family	3,282	2,452	—
Commercial real estate	6,118	6,119	—
Commercial and industrial	846	612	—
Total	$17,730	$16,660	$—

	Three Months Ended
	December 31, 2022
	Average	Interest
	Recorded	Income
(in thousands)	Investment	Recognized(1)
With no related allowance recorded:
Residential real estate	$3,733	$24
Multi-family	2,346	2
Commercial real estate	5,883	—
Commercial and industrial	468	23
Total	$12,430	$49
(1)	Accrual basis interest income recognized approximates cash basis income.

At December 31, 2023 and September 30, 2023, past due and non-accrual loans disaggregated by portfolio segment were as follows:

(in thousands)	Past Due and Non-Accrual
	30 - 59	60 - 89	Greater than		Total past
	Days	Days	89 Days		due and		Total
December 31, 2023	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Current	Loans
Residential real estate	$4,508	$2,360	$—	$4,369	$11,237	$703,606	$714,843
Multi-family	—	—	—	3,374	3,374	569,475	572,849
Commercial real estate	2,666	3,212	—	6,000	11,878	536,134	548,012
Commercial and industrial	584	555	—	708	1,847	106,065	107,912
Construction and land development	—	—	—	—	—	13,170	13,170
Consumer	—	—	—	—	—	413	413
Total	$7,758	$6,127	$—	$14,451	$28,336	$1,928,863	$1,957,199

(in thousands)	Past Due and Non-Accrual
	30 - 59	60 - 89	Greater than		Total past	Purchased
	Days	Days	89 Days		due and	Credit		Total
September 30, 2023	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Impaired(1)	Current	Loans
Residential real estate	$2,314	$668	$—	$5,750	$8,732	$—	$648,600	$657,332
Multi-family	—	—	—	2,452	2,452	—	576,443	578,895
Commercial real estate	3,765	858	—	6,119	10,742	—	526,572	537,314
Commercial and industrial	1,444	—	—	612	2,056	128	85,391	87,575
Construction and land development	—	—	—	—	—	—	13,021	13,021
Consumer	—	—	—	—	—	—	425	425
Total	$7,523	$1,526	$—	$14,933	$23,982	$128	$1,850,452	$1,874,562
(1)	Purchased credit impaired loans at September 30, 2023 were greater than 89 days past due.

The Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) on October 1, 2023. The Company did not have any loans that were both experiencing difficulties and modified during the three months ended December 31, 2023. The Company has six loans that are classified as troubled debt restructurings under the old guidance, with a total recorded investment of $1.7 million at September 30, 2023.

Credit Quality Indicators:

The Company has adopted a credit risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed and adjusted if necessary. In addition, the Company engages a third-party independent loan reviewer that performs quarterly reviews of a sample of loans, validating the credit risk ratings assigned to such loans. The credit risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for credit losses.

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

Special Mention: The loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects for the asset or in the Company’s credit position at some future date.

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

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at December 31, 2023 and gross charge-offs for the three months ended December 31, 2023:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$191,238	$207,166	$64,906	$39,772	$79,581	$98,150	$—	$24,975	$705,788
Special Mention	—	—	—	522	230	—	—	—	752
Substandard	—	740	—	676	4,185	927	—	656	7,184
Total Residential real estate	191,238	207,906	64,906	40,970	83,996	99,077	—	25,631	713,724
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	3,533	299,217	162,678	36,592	10,854	56,601	—	—	569,475
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,580	1,794	—	—	—	—	3,374
Total Multi-family	3,533	299,217	164,258	38,386	10,854	56,601	—	—	572,849
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	86,834	187,570	80,761	26,300	42,476	95,265	—	—	519,206
Special Mention	—	1,852	8,433	293	3,647	6,427	—	—	20,652
Substandard	—	—	—	199	6,826	1,129	—	—	8,154
Total Commercial real estate	86,834	189,422	89,194	26,792	52,949	102,821	—	—	548,012
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	74,352	11,392	10,015	4,407	126	5,274	—	—	105,566
Special Mention	—	—	913	—	—	540	—	—	1,453
Substandard	—	—	266	35	145	447	—	—	893
Total Commercial and industrial	74,352	11,392	11,194	4,442	271	6,261	—	—	107,912
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development
Pass	904	3,613	8,653	—	—	—	—	—	13,170
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	904	3,613	8,653	—	—	—	—	—	13,170
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	326	87	—	—	—	—	—	—	413
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	326	87	—	—	—	—	—	—	413
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Loans	$357,187	$711,637	$338,205	$110,590	$148,070	$264,760	$—	$25,631	$1,956,080

Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
(1)	Certain fixed residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $1.1 million related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2023. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if hedge was dedesignated. See “Note 10 – Derivates” for more information on the fair value hedge.

Based upon the analyses performed as of September 30, 2023, the risk category of loans by class of loans was as follows:

	September 30, 2023
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Residential	$648,012	$756	$8,564	$—	$657,332
Multi-family	576,443	—	2,452	—	578,895
Commercial	518,508	9,444	9,362	—	537,314
Commercial and industrial	86,110	540	925	—	87,575
Construction and land development	13,021	—	—	—	13,021
Consumer	425	—	—	—	425
Total	$1,842,519	$10,740	$21,303	$—	$1,874,562

5. EQUITY COMPENSATION PLANS

The Company’s 2021 and 2018 Equity Compensation Plans (the “2021 Plan” and the “2018 Plan,” respectively), provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 276,127 shares remain available for issuance at December 31, 2023. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 11,352 shares remain available for issuance at December 31, 2023.

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

There were 33,400 and 10,614 stock options exercised during the three months ended December 31, 2023 and 2022, respectively.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, October 1, 2023	198,333	$8.85	$1,864	1.19 years
Granted	—	—
Exercised	(33,400)	5.04
Forfeited	(6,000)	16.25
Outstanding, December 31, 2023 (1)	158,933	$9.37	$1,314	1.14 years
(1)	All outstanding options are fully vested and exercisable.

The following table presents information related to the stock option plan for the periods presented:

	Three Months Ended December 31,
(in thousands)	2023	2022
Intrinsic value of options exercised	$414	$103
Cash received from option exercises	168	106
Tax benefit from option exercises	145	36

There was no compensation expense attributable to stock options for the three months ended December 31, 2023 and 2022.

Restricted Stock Awards

During the three months ended December 31, 2023, restricted stock awards of 14,000 shares were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2023	245,004	$19.71
Granted	14,000	17.70
Vested	(2,934)	21.49
Forfeited	(3,568)	19.74
Unvested, December 31, 2023	252,502	$19.58

Compensation expense attributable to restricted stock awards was $303 thousand and $388 thousand for the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was $3.5 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 3.32 years. The total fair value of shares vested during the three months ended December 31, 2023 and 2022 was $53 thousand and $48 thousand, respectively.

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

The following table summarizes the unvested performance-based RSU activity for the three months ended December 31, 2023:

Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2023	38,271	$19.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, December 31, 2023	38,271	$19.73

No RSUs were granted during the three months ended December 31, 2023. Performance-based RSUs granted in 2022 cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2024.

Compensation expense attributable to RSUs was $57 thousand and $51 thousand, respectively, for the three months ended December 31, 2023 and 2022. As of December 31, 2023, there was $256 thousand of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 1.14 years.

6. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The effects of accumulated other comprehensive income or loss is not included in computing regulatory capital. Management believes as of December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2023 and September 30, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s actual and required capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital to risk-weighted assets	$210,071	14.31%	$117,472	8.00%	$154,182	10.50%	$146,840	10.00%
Tier 1 capital to risk-weighted assets	193,324	13.17%	88,104	6.00%	124,814	8.50%	117,472	8.00%
Common equity tier 1 capital to risk-weighted assets	193,324	13.17%	66,078	4.50%	102,788	7.00%	95,446	6.50%
Tier 1 capital to average total assets	193,324	9.08%	85,131	4.00%	N/A	N/A	106,414	5.00%

September 30, 2023
Total capital to risk-weighted assets	$205,786	14.60%	$112,755	8.00%	$147,991	10.50%	$140,944	10.00%
Tier 1 capital to risk-weighted assets	190,928	13.55%	84,566	6.00%	119,802	8.50%	112,755	8.00%
Common equity tier 1 capital to risk-weighted assets	190,928	13.55%	63,425	4.50%	98,661	7.00%	91,613	6.50%
Tier 1 capital to average total assets	190,928	9.16%	83,338	4.00%	N/A	N/A	104,173	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend and debt service payments is dividends received from the Bank. During the three months ended December 31, 2023 the Bank paid $1.1 million in cash dividends to the Holding Company. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2023, the Bank had $45.1 million of retained net income available for dividends to the Company, without obtaining regulatory approval, provided that the Bank satisfies the regulatory capital requirements, including the capital conservation buffer, disclosed above.

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

Assets Measured at Fair Value on a Recurring Basis

The following presents fair value measurements on a recurring basis at December 31, 2023 and September 30, 2023:

	December 31, 2023
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$201	$—	$201	$—
Collateralized loan obligations	50,266	—	50,266	—
Corporate bonds	10,952	—	10,952	—
Loan servicing rights	4,668	—	—	4,668
Total	$66,087	$—	$61,419	$4,668

Financial liabilties:
Derivatives	$2,361	$—	$2,361	$—

	September 30, 2023
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$142	$—	$142	$—
Corporate bonds	10,747	—	10,747	—
Loan servicing rights	4,479	—	—	4,479
Derivatives	445	—	445	—
Total	$15,813	$—	$11,334	$4,479

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

The fair value of mortgage servicing rights are based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. The fair value of loan servicing rights related to residential mortgage loans at December 31, 2023 was determined based on discounted expected future cash flows using discount rates ranging from 12.38% to 14.88%, a prepayment speed of 26.25% and a weighted average life ranging from 1.55 to 2.78 years. Fair value at September 30, 2023 for loan servicing rights was determined based on discounted expected future cash flows using discount rates ranging from 12.9% to 15.4%, prepayment speed of 26.25% and a weighted average life ranging from 1.2 to 2.8 years.

The fair value of loan servicing rights for SBA loans at December 31, 2023 was determined based on discounted expected future cash flows using discount rates ranging from 9.61% to 41.46%, prepayment speeds ranging from 8.85% to 30.24% and a weighted average life ranging from 1.08 to 5.71 years. The fair value of loan servicing rights for SBA loans at September 30, 2023 was determined based on discounted expected future cash flows using discount rates ranging from 10.09% to 41.62%, prepayment speeds ranging from 8.29% to 29.26% and a weighted average life ranging from 1.17 to 5.81 years.

The Company has determined these are mostly unobservable inputs and considers them Level 3 inputs within the fair value hierarchy.

The following table presents the changes in mortgage servicing rights for the periods presented:

	Three Months Ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$4,479	$4,353
Additions	537	136
Adjustment to fair value	(348)	(87)
Balance at end of period	$4,668	$4,402

Assets Measured at Fair Value on a Non-recurring Basis

Financial assets measured at fair value on a non-recurring basis include certain individually evaluated loans reported at fair value of the underlying collateral if repayment is expected solely from the the collateral.

December 31, 2023
Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans - Multi-family	$1,180	$—	$—	$1,180

The fair value amounts shown in the table above are individually evaluated loans net of reserves allocated to said loans. The total reserves allocated to these loans were $397 thousand at December 31, 2023.

The table below presents additional quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis at December 31, 2023:

				Range
December 31, 2023	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
(Dollar in thousands)
Individually evaluated loans - Multi-family	$1,180	Appraisal of collateral	Appraisal and	50.00%
			adjustments (1)	(50.00%)
(1)	The appraisal of the underlying collateral property generally includes various significant unobservable inputs (level 3). This was performed by certified general appraisers. Management adjusted the appraisal downward for factors such as the condition of the property and liquidation expenses. The range of other appraisal adjustments and liquidation expenses are shown as a percentage of the appraisal.

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at December 31, 2023 and September 30, 2023:

	December 31, 2023
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$177,207	$177,207	$—	$—	$177,207
Securities held-to-maturity	4,041	—	3,835	—	3,835
Loans, net	1,937,541	—	—	1,890,113	1,890,113
Accrued interest receivable	11,915	—	1,156	10,759	11,915

Financial liabilities:
Time deposits	522,198	—	520,022	—	520,022
Demand and other deposits	1,382,397	1,382,397	—	—	1,382,397
Borrowings	128,953	—	128,165	—	128,165
Subordinated debentures	24,635	—	26,601	—	26,601
Accrued interest payable	1,724	161	1,563	—	1,724

	September 30, 2023
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$192,624	$192,624	$—	$—	$192,624
Securities held-to-maturity	4,108	—	3,760	—	3,760
Loans, net	1,859,876	—	—	1,798,916	1,798,916
Accrued interest receivable	10,636	—	729	9,907	10,636

Financial liabilities:
Time deposits	530,076	—	525,198	—	525,198
Demand and other deposits	1,204,994	1,204,994	—	—	1,204,994
Borrowings	179,849	—	176,693	—	176,693
Subordinated debentures	24,621	—	26,355	—	26,355
Accrued interest payable	1,821	53	1,768	—	1,821

8. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances

At December 31, 2023 and September 30, 2023, FHLB term borrowings outstanding were $126.7 million, all of which were fixed rate.

There were no overnight borrowings outstanding at December 31, 2023. At September 30, 2023, the Company had FHLB overnight borrowings outstanding of $49.0 million at a rate of 5.59%.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by residential and commercial mortgage loans under a blanket lien arrangement at December 31, 2023 and September 30, 2023. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $187.1 million at December 31, 2023.

The following table sets forth the contractual maturities in the next five years of the balance sheet date and weighted average interest rates of the Company’s fixed rate FHLB advances (in thousands):

	Balance at December 31,
	2023
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2024, rates from 0.39% to 2.53%	18,860	0.98%
2025, rates from 0.56% to 0.59%	7,080	0.58%
2026, rates from 4.29% to 4.98%	40,475	4.50%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	126,665	3.65%
Total FHLB advances	$126,665	3.65%

	Balance at September 30,
	2023
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$49,000	5.59%

2024, rates from 0.39% to 2.53%	18,860	0.98%
2025, rates from 0.56% to 0.59%	7,080	0.58%
2026, rates from 4.29% to 4.98%	40,475	4.50%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	126,665	3.65%
Total FHLB advances	$175,665	4.19%

Federal Reserve Borrowings

At December 31, 2023 and September 30, 2023, the Company’s borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) were $2.3 million and $4.1 million, respectively. The borrowings have a rate of 0.35% and the maturity date will equal the maturity date of the underlying PPP loan pledged to secure the extension of credit.

Correspondent Bank Borrowings

At December 31, 2023, approximately $92 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at December 31, 2023 and September 30, 2023.

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

At December 31, 2023 and September 30, 2023, the unamortized issuance costs of the Notes were $0.4 million. For the three months ended December 31, 2023 and 2022, $14 thousand and $13 thousand, respectively, in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

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

The following sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
(in thousands)	Amount	Fair Value (1)	Amount	Fair Value (1)
December 31, 2023
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$—	$—	$75,000	$(1,256)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(1,105)
Total	$—	$—	$125,000	$(2,361)

September 30, 2023
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$75,000	$445	$—	$—
Fair value hedges:
Interest rate swaps (Loans)	—	—	—	—
Total	$75,000	$445	$—	$—
(1)	Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps with notional amounts totaling $75.0 million as of December 31, 2023 and September 30, 2023, were designated as cash flow hedges of certain Brokered Certificates of Deposit. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the periods indicated. There were no cash flow hedges for the three months ended December 31, 2022.

	Three Months Ended December 31,
(in thousands)	2023	2022
Loss recognized in other comprehensive income	$(1,332)	$—
Gain (loss) recognized in interest expense	187	—

Fair Value Hedges of Interest Rate Risk

On November 1, 2023, the Company entered into a three year interest rate swap with a notional amount totaling $50 million which was designated as a fair value hedge of certain fixed rate residential mortgages. The Company pays a fixed rate of 4.56% and receives a floating rate based on the secured overnight financing rate (“SOFR”) for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during the quarter ended December 31, 2023 and the Company expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three months ended December 31, 2023. There were no fair value hedges for the three months ended December 31, 2022.

Three Months Ended
December 31,
(in thousands)	2023
Gain on hedged items recorded in interest income on loans	$14
Gains on hedge recorded in interest income on loans	64

At December 31, 2023, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges. There were no fair value hedges at September 30, 2023.

December 31,
(in thousands)	2023
Loans receivable:
Carrying amount of the hedged assets(1)	$50,000
Fair value hedging adjustment included in the carrying amount of the hedged assets	1,119
(1)	This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2023, the amortized cost basis of the closed portfolios used in the hedging relationships was $410.3 million. The cumulative basis adjustments associated with these hedging relationships was $1.1 million and the amount of the designated hedged items was $50.0 million.

Credit-Risk-Related Contingent Features

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. As of December 31, 2023, the Company posted $2.2 million in collateral to its counterparties in a net liability position. At September 30, 2023, the Company did not post collateral to its counterparties. At December 31, 2023, the Company received no collateral from its counterparties under the agreements in a net asset position. At September 30, 2023, the Company received $0.7 million in collateral from its counterparties under the agreements in a net asset position.

11. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the three months ended December 31, 2023 and 2022:

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at October 1, 2023	$(1,670)	$348	$(1,322)
Other comprehensive income (loss), before reclassification	204	(1,332)	(1,128)
Amount reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income (loss)	204	(1,332)	(1,128)
Balance at December 31, 2023	$(1,466)	$(984)	$(2,450)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at October 1, 2022	$(620)	$—	$(620)
Other comprehensive loss, before reclassification	(95)	—	(95)
Amount reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	(95)	—	(95)
Balance at December 31, 2022	$(715)	$—	$(715)

There were no significant amounts reclassified out of accumulated other comprehensive (loss) income for the three months ended December 31, 2023 and 2022.

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

Factors that may cause actual results or earnings to differ materially from such forward-looking statements include those set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as updated by the Company’s subsequent filings with the SEC and, among others, the following:

●	Changes in monetary and fiscal policies of the FRB and the U. S. Government, particularly related to changes in interest rates, money supply and inflation, may affect interest margins and the fair value of financial instruments;
●	Changes in general economic conditions, either nationally or in our market areas, that are different than expected;
●	The ability to enhance revenue through increased market penetration, expanded lending capacity and product offerings;
●	Occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics such as COVID-19, or outbreaks of hostilities, such as between Russia and Ukraine and in the Middle East, or the effects of climate change, and the ability of the Company to deal effectively with disruptions caused by the foregoing;
●	Legislative, regulatory or policy changes;
●	Downturns in demand for loan, deposit and other financial services in the Company’s market area;
●	Increased competition from other banks and non-bank providers of financial services;
●	Technological changes and increased technology-related costs;
●	A breach of our information systems security, including the occurrence of a cyber incident or a deficiency in cyber security; and
●	Changes in accounting principles, or the application of generally accepted accounting principles.

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

Non-GAAP Disclosure - This discussion includes discussions of the Company’s tangible common equity (“TCE”) ratio, TCE, tangible assets and efficiency ratio, non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or modifies amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The Company believes that these non-GAAP financial measures provide both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other financial institutions.

With respect to the calculations and reconciliations of TCE, tangible assets and the TCE ratio, please see Liquidity and Capital Resources contained herein for a reconciliation to the most directly comparable GAAP measure.

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

The Bank operates as a locally headquartered, community-oriented bank, serving customers throughout the New York metro area from offices in Nassau, Suffolk, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York and Freehold in Monmouth County, New Jersey. We opened the Bank’s Hauppauge Business Banking Center in Hauppauge, Suffolk County, New York in May 2023. This location is the nexus of our expanded commercial lending and deposit activities that are integral to the ongoing diversification of our balance sheet as we fill the void left by the diminishing number of commercial banks in the NYC Metro area. During the fourth calendar quarter of 2023, we have begun offering business banking services to the legal, licensed cannabis industry in New York State. We offer personal and business loans on a secured and unsecured basis, SBA and USDA guaranteed loans, revolving lines of credit, commercial mortgage loans, and one- to four-family non-qualified mortgages secured by primary and secondary residences that may be owner occupied or investment properties, home equity loans, bridge loans and other personal purpose loans.

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

Historically, the Bank has generated additional income by strategically originating and selling residential and government guaranteed loans to other financial institutions at premiums, while also retaining servicing rights in some sales. However, due to the pace of interest rate increases since 2022, the Bank’s secondary market sale activity for residential loans remains inactive, and the Bank continues originating residential loans for its own portfolio. The Bank is an approved SBA Preferred Lender, enabling the Bank to process SBA applications under delegated authority from the SBA and enhancing the Bank’s ability to compete more effectively for SBA lending opportunities.

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

Financial Performance Summary

As of or for the three months ended December 31, 2023 and 2022

(dollars in thousands, except per share data)

	Three months ended
	December 31,
	2023	2022
Revenue (1)	$15,913	$16,675
Non-interest expense	10,670	8,271
Provision for credit losses	200	1,500
Net income	3,763	5,338
Net income per share - diluted	0.51	0.72
Return on average assets	0.69%	1.18%
Return on average stockholders' equity (2)	8.10%	12.04%
Tier 1 leverage ratio	9.08%	10.34%
Common equity tier 1 risk-based capital ratio	13.17%	14.17%
Tier 1 risk-based capital ratio	13.17%	14.17%
Total risk-based capital ratio	14.31%	15.30%
Tangible common equity ratio (non-GAAP) (2)	7.35%	8.05%
Total stockholders' equity/total assets (3)	8.14%	8.95%
(1)	Represents net interest income plus total non-interest income.
(2)	Includes common stock and Series A preferred stock.
(3)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.

At December 31, 2023 the Company, on a consolidated basis, had total assets of $2.3 billion, total deposits of $1.9 billion and total stockholders’ equity of $184.8 million. The Company recorded net income of $3.8 million, or $0.51 per diluted share (including Series A preferred shares), for the three months ended December 31, 2023 compared to net income of $5.3 million, or $0.72 per diluted share, for the same period in 2022.

The $1.6 million decrease in earnings for the three months ended December 31, 2023, versus the comparable 2022 period resulted primarily from a $2.6 million decrease in net interest income, reflecting the Company’s cost of increasing faster than its yield on earning assets as the Federal Reserve significantly increased market rates of interest, and a $2.4 million increase in non-interest expense, partially offset by a $1.8 million increase in non-interest income and a $1.3 million decrease in the provision for credit losses expense.

The Company’s return on average assets and return on average stockholders’ equity were 0.69% and 8.10%, respectively, for the three months ended December 31, 2023, versus 1.18% and 12.04%, respectively, for the comparable 2022 period.

Total non-accrual loans at December 31, 2023 were $14.5 million, or 0.74% of total loans, compared to $14.9 million, or 0.80% of total loans at September 30, 2023 and $10.6 million, or 0.61% of total loans, at December 31, 2022. The allowance for credit losses as a percentage of total non-accrual loans amounted to 136%, 98% and 136% at December 31, 2023, September 30, 2023 and December 31, 2022, respectively.

The Company’s operating efficiency ratio was 67.1% for the three months ended December 31, 2023, versus 49.6% a year ago. The increase in the operating efficiency ratio was due to the decrease in net interest income resulting from the rapid rise in market interest rates and an increase in non-interest expense.

Critical Accounting Policies, Judgments and Estimates - To prepare financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Critical accounting estimates are accounting estimates where (a) the nature of the estimate is material due to levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (b) the impact of the estimate on financial condition or operating performance is material. Significant accounting policies followed by the Company are presented in Note 1 – Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and in Note 1 – Accounting Policies of this Form 10-QT.

As of and for three months ended December 31, 2023 critical accounting policies and estimates changed from allowance for loan losses to allowance for credit losses.

Allowance for Credit Losses

On October 1, 2023, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and judgment and is reviewed on a quarterly basis. When management is reasonably certain that a loan balance is not fully collectable, an analysis is completed and a specific reserve may be established or a full or partial charge off could be recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecast. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include changes in lending policies and procedures, size and composition of the portfolio, experience and depth of lending management and the effect of external factors such as competition, legal and regulatory requirements, among others. The allowance is available for any loan that, in management’s judgment, should be charged off. Although management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Company to make additional provisions for credit losses based upon information available to them at the time of their examination. The Bank considers its primary lending area to be the five boroughs of New York City, Long Island and other adjacent Counties to New York City. A substantial portion of the Bank’s loans are secured by real estate in these areas. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market and economic conditions in this region. Future adjustments to the provision for credit losses and allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

Financial Condition – Total assets of the Company were $2.3 billion at December 31, 2023, versus $2.1 billion at September 30, 2023. Total securities available for sale at December 31, 2023 was $61.4 million, an increase of $50.5 million from September 30, 2023, primarily driven by growth in collateralized loan obligations. Total loans at December 31, 2023 were $2.0 billion, compared to total loans of $1.9 billion at September 30, 2023. Total deposits were $1.9 billion at December 31, 2023, versus $1.7 billion at September 30, 2023. Total borrowings and subordinated debt at December 31, 2023 were $153.6 million, including $126.7 million of outstanding FHLB advances, compared to $204.5 million at September 30, 2023.

For the three months ended December 31, 2023, the Company’s loan portfolio, net of sales, grew by $82.6 million to $2.0 billion. At December 31, 2023, the residential loan portfolio amounted to $714.8 million, or 36.5% of total loans. Commercial real estate loans, including multi-family loans and construction and land development loans, continue to make up a greater proportion of our loan portfolio and totaled $1.1 billion or 57.9% of total loans at December 31, 2023. Commercial loans, including PPP loans, totaled $107.9 million or 5.5% of total loans.

Total deposits were $1.9 billion at December 31, 2023, versus $1.7 billion at September 30, 2023, for an increase of $169.5 million or 9.8%. This deposit growth has enabled us to lessen our reliance on higher cost wholesale borrowings while also lowering our loan to deposit ratio from 108% at September 30, 2023 to 103% at December 31, 2023. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 72.6% and 69.4% of total deposits at December 31, 2023 and September 30, 2023, respectively. At those dates, demand deposit balances represented 10.9% and 10.7% of total deposits. The Company’s municipal deposit program is built on long-standing relationships developed in the local marketplace. This core deposit business will continue to provide a stable source of funding for the Company’s lending products at costs lower than both consumer deposits and market-based borrowings. The Company continues to broaden its municipal deposit base and currently services 37 customer relationships. At December 31, 2023, total municipal deposits were $528.1 million, representing 27.7% of total deposits, compared to $313.2 million at September 30, 2023, representing 18.1% of total deposits. Total municipal deposits increased by $214.9 million or 68.6% from September 30, 2023 pirmarily due to seasonal deposits. The weighted average rate on the municipal deposit portfolio was 4.62% at December 31, 2023.

Overall borrowings declined $50.9 million or 28.3% from September 30, 2023. Borrowings at December 31, 2023 were $129.0 million, including $2.3 million in PPPLF funding, versus $179.8 million, including $4.1 million in PPPLF funding at September 30, 2023. PPPLF borrowings declined as borrowers received forgiveness or have made payments on PPP loans. At December 31, 2023, the Company had $126.7 million of outstanding FHLB advances as compared to $175.7 million at September 30, 2023. The Company utilizes a number of strategies to manage interest rate risk, including interest rate swap agreements which currently provide a benefit to net interest income.

Liquidity and Capital Resources – Liquidity management is defined as the ability of the Company and the Bank to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve, FHLB and correspondent banks, which totaled $177.2 million and $192.6 million at December 31, 2023 and September 30, 2023, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit. At December 31, 2023, liquidity sources, which includes cash and unencumbered securities and secured and unsecured funding capacity, totaled $684.3 million, representing approximately 262% of uninsured deposit balances.

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

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At December 31, 2023, total deposits were $1.9 billion, of which $480.6 million were time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. Insured and collateralized deposits, which include municipal deposits, accounted for approximately 86% of total deposits at December 31, 2023. At December 31, 2023 and September 30, 2023, the Company had $129.0 million and $179.8 million, respectively, in borrowings outstanding.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. Daily, management receives a current cash position update to ensure that all obligations are satisfied. On a weekly basis, appropriate senior management receives a current liquidity position report and a ninety day forecasted cash flow to ensure that all short-term obligations will be met and there is sufficient liquidity available. At December 31, 2023, the Bank had $126.7 million in term borrowings outstanding with the FHLB. At December 31, 2023, the Bank had access to an additional $187.1 million in FHLB lines of credit. At December 31, 2023, the Bank’s borrowings from the Federal Reserve’s PPPLF were $2.3 million. At December 31, 2023, the Bank had access to approximately $92 million in unsecured lines of credit extended by correspondent banks, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at December 31, 2023.

Our sources of wholesale funding included brokered certificates of deposit, listing service certificates of deposit and insured cash sweep (“ICS”) reciprocal deposits in excess of 20% of total liabilities, whose balances totaled approximately $91.8 million, $14.0 million and $0, or 4.8%, 0.7% and 0.0% of total deposits, respectively, at December 31, 2023. We utilized brokered certificates of deposit and listing service certificates of deposit as alternatives to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our brokered certificates of deposit we utilized interest rate swap contracts to effectively extend their duration and to fix their cost.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over the short and long terms. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $184.8 million at December 31, 2023 compared to $185.9 million at September 30, 2023. The $1.1 million decrease was primarily due to an increase of $1.1 million in accumulated other comprehensive loss and a decrease of $0.1 million in retained earnings. The decrease in retained earnings was due primarily to a $4.0 million, or $3.2 million net of tax, one-time adjustment related to the implementation of the CECL accounting standard on October 1, 2023 and $0.7 million of dividends declared, which was partially offset by net income of $3.8 million for the quarter ended December 31, 2023. The CECL adjustment included $4.1 million in additional allowance for credit losses on the loan portfolio and a $0.1 million reduction of allowance for credit losses on unfunded commitments. There was no adjustment recognized related to the securities portfolio. The accumulated other comprehensive loss at December 31, 2023 was 1.33% of total equity and was comprised of a $1.5 million after tax net unrealized loss on the investment portfolio and a $1.0 million after tax net unrealized loss on derivatives.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.08%, 13.17%, 13.17% and 14.31%, respectively, at December 31, 2023, exceeding all regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. At December 31, 2023, the Bank’s capital buffer was in excess of requirements.

On October 5, 2023, the Company announced that the Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has not made any stock repurchases under the program. The remaining buyback authority under the share repurchase program remained at 366,050 shares as of December 31, 2023.

The Company’s total stockholders’ equity to total assets ratio and tangible common equity to tangible assets ratio (“TCE ratio”) were 8.14% and 7.35%, respectively, at December 31, 2023, versus 8.65% and 7.81%, respectively, at September 30, 2023 and 8.95% and 8.05%, respectively, at December 31, 2022. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP TCE ratio presented herein. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total stockholders’ equity and tangible assets to U.S. GAAP total assets at December 31, 2023 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity (3)	$184,830	Total assets	$2,270,060	8.14%	(1)
Less: goodwill	(19,168)	Less: goodwill	(19,168)
Less: core deposit intangible	(311)	Less: core deposit intangible	(311)
Tangible common equity (3)	$165,351	Tangible assets	$2,250,581	7.35%	(2)
(1)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio
(3)	Includes common stock and Series A preferred stock.

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

The Company’s Board of Directors approved the declaration of a $0.10 per share cash dividend on both common and Series A preferred shares payable on February 14, 2024 to stockholders of record on February 7, 2024.

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

Commitments to extend credit are agreements to lend to customers provided there are no violations of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2023 and September 30, 2023, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $147 million and $120 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2023 and September 30, 2023, letters of credit outstanding were approximately $3.9 million and $0.5 million, respectively.

Results of Operations – Comparison of the Three Months Ended December 31, 2023 and 2022 – The Company recorded net income of $3.8 million during the three months ended December 31, 2023, versus net income of $5.3 million in the comparable three month period a year ago. The reduction in earnings for the three months ended December 31, 2023, versus the comparable 2022 quarter resulted primarily from a $2.6 million decrease in net interest income and a $2.4 million increase in non-interest expense, which were partially offset by a $1.3 million decrease in the provision for credit losses and a $1.8 million increase in non-interest income.

Net Interest Income and Margin

The $2.6 million decline in net interest income for the three months ended December 31, 2023, versus the comparable 2022 quarter was largely due to the compression of the Company’s net interest margin to 2.40% in the 2023 quarter from 3.49% in the comparable 2022 quarter. The yield on interest earning assets increased to 5.91% in the 2023 quarter from 5.17% in the comparable 2022 quarter, an increase of 74 basis points. This increase was offset by a 211 basis point increase in the cost of interest-bearing liabilities to 4.19% in 2023 from 2.08% in 2022. The rapid rise in interest rates driven by the Federal Reserve and, to a lesser extent, the Company’s decision to maintain increased liquidity due to uncertainty in the banking market resulted in the higher cost of funds.

NET INTEREST INCOME ANALYSIS

For the Three Months Ended December 31, 2023 and 2022

(dollars in thousands)

	2023			2022
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(1)	Balance	Interest	Yield/Cost(1)
Assets:
Interest-earning assets
Loans(2)	$1,910,409	$28,394	5.90%	$1,681,460	$21,979	5.19%
Investment securities	56,834	940	6.56%	16,509	212	5.09%
Interest-earning cash	114,033	1,570	5.46%	29,281	275	3.73%
FHLB stock and other investments	9,563	251	10.41%	6,489	106	6.48%
Total interest-earning assets	2,090,839	31,155	5.91%	1,733,739	22,572	5.17%
Non interest-earning assets:
Cash and due from banks	7,429			10,614
Other assets	50,677			52,493
Total assets	$2,148,945			$1,796,846

Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$1,039,062	$11,547	4.41%	$910,732	$4,764	2.08%
Time deposits	541,475	5,231	3.83%	357,994	1,547	1.71%
Total interest-bearing deposits	1,580,537	16,778	4.21%	1,268,726	6,311	1.97%
Borrowings	146,167	1,392	3.78%	98,576	663	2.67%
Subordinated debentures	24,626	326	5.25%	24,573	334	5.39%
Total interest-bearing liabilities	1,751,330	18,496	4.19%	1,391,875	7,308	2.08%
Demand deposits	187,216			204,256
Other liabilities	26,031			24,793
Total liabilities	1,964,577			1,620,924
Stockholders' equity	184,368			175,922
Total liabilities and stockholders' equity	$2,148,945			$1,796,846
Net interest rate spread(3)			1.72%			3.09%
Net interest income/margin(4)		$12,659	2.40%		$15,264	3.49%
(1)	Annualized.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Provision and Allowance for Credit losses

The Company recorded a $0.2 million provision for credit losses expense for the three months ended December 31, 2023, versus $1.5 million recorded for the comparable period in 2022. The allowance for credit losses increased by $5.0 million, or 33.86%, to $19.7 milion, or 1.00% of total loans at December 31, 2023, from $14.7 million, or 0.78% of total loans at September 30, 2023. The increase in the allowance for credit losses on loans is mostly attributable to the $4.1 million adjustment made upon adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) effective October 1, 2023, and additional provisioning related to increased loan volume. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income increased by $1.8 million for the three months ended December 31, 2023 versus the comparable 2022 period. This increase was driven by a $1.7 million increase in net gain on sale of loans reflecting the strengthening of secondary market premiums for sales of SBA loans. For the three months ended December 31, 2023 and 2022, the Company sold the government guaranteed portion of SBA loans totaling approximately $29.7 million and $8.0 million, respectively, recognizing net gains of $2.3 million and $0.6 million, respectively.

Non-Interest Income

For the three months ended December 31, 2023 and 2022

	Three months ended
	December 31,
(in thousands)	2023	2022
Loan servicing and fee income	$778	$678
Service charges on deposit accounts	85	63
Net gain on sale of loans held for sale	2,326	578
Other income	65	92
Total non-interest income	$3,254	$1,411

Non-interest Expense

Total non-interest expense increased by $2.4 million for the three months ended December 31, 2023 versus the comparable 2022 quarter. The increase in non-interest expense was largely due to growth related increases in salaries and employee benefits, occupancy and equipment, federal deposit insurance premiums and other expenses.

Non-Interest Expense

For the three months ended December 31, 2023 and 2022

	Three months ended
	December 31,
(in thousands)	2023	2022
Salaries and employee benefits	$5,242	$4,332
Occupancy and equipment	1,746	1,477
Data processing	530	418
Professional fees	729	683
Federal deposit insurance premiums	375	158
Other expenses	2,048	1,203
Total non-interest expense	$10,670	$8,271

The Company recorded income tax expense of $1.3 million for an effective tax rate of 25.4% for the three months ended December 31, 2023, versus income tax expense of $1.6 million for an effective tax rate of 22.7% in the comparable 2022 period. The increase in the effective tax rate is due to increased business in other states, related to our SBA and USDA lending program, coupled with lower pre-tax income.

Asset Quality - Total non-accrual loans at December 31, 2023 were $14.5 million, or 0.74% of total loans, compared to $14.9 million, or 0.80% of total loans at September 30, 2023 and $10.6 million, or 0.61% of total loans, at December 31, 2022. The allowance for credit losses as a percentage of total non-accrual loans amounted to 136%, 98% and 136% at December 31, 2023, September 30, 2023 and December 31, 2022, respectively.

Total accruing loans delinquent 30 days or more, amounted to $15.8 million, $9.2 million and $4.3 million at December 31, 2023, September 30, 2023 and December 31, 2022, respectively.

Total loans having credit risk ratings of Special Mention or Substandard were $42.4 million at December 31, 2023, versus $32.0 million at September 30, 2023. The Company’s Special Mention and Substandard loans were comprised of residential real estate, multi-family, commercial real estate loans and commercial and industrial loans (including SBA facilities) at December 31, 2023. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At December 31, 2023, the Company’s allowance for credit losses amounted to $19.7 million or 1.00% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 0.78% at September 30, 2023 and 0.82% at December 31, 2022. The Company recorded net loan recoveries of $677 thousand during the three months ended December 31, 2023 versus net loan charge-offs of $1.2 million for the three months ended September 30, 2023. The Company recorded net loan recoveries of $60 thousand during the three months ended December 31, 2022.

The Company recorded a $0.2 million provision for credit losses expense for the three months ended December 31, 2023, versus $1.5 million recorded for the comparable period in 2022. Additional information regarding the ACL and the associated provisions recognized during the quarters ended December 31, 2023 and 2022 is presented in Note 4 to the unaudited consolidated financial statements . (See also Critical Accounting Policies, Judgments and Estimates contained herein).

ASSET QUALITY

December 31, 2023 versus September 30, 2023 and December 31, 2022

(dollars in thousands)

	As of or for the three months ended
	12/31/2023	9/30/2023	12/31/2022
Non-accrual loans	$14,451	$14,933	$10,596
Non-accrual loans held for sale	—	—	—
Loans greater than 90 days past due and accruing	—	128	1,202
Other real estate owned	—	—	—
Total non-performing assets (1)	$14,451	$15,061	$11,798

Loans held for sale	$8,904	$—	$—
Loans held for investment	1,957,199	1,874,562	1,746,810

Allowance for credit losses: (2)
Beginning balance	$14,686	$15,369	$12,844
CECL implementation one-time adjustment	4,095	—	—
Provision	200	500	1,500
Charge-offs	—	(1,226)	—
Recoveries	677	43	60
Ending balance	$19,658	$14,686	$14,404

Allowance for credit losses as a % of total loans (3)	1.00%	0.78%	0.82%

Allowance for credit losses as a % of non-accrual loans (3)	136%	98%	136%

Non-accrual loans as a % of total loans (3)	0.74%	0.80%	0.61%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	0.74%	0.80%	0.68%

Non-performing assets as a % of total assets	0.64%	0.70%	0.59%

Non-performing assets to total loans held for sale and investment	0.74%	0.80%	0.68%
(1)	Non-performing assets defined as non-accrual loans, non-accrual loans held for sale, loans greater than 90 days past due and accruing and other real estate owned.
(2)	The Company adopted CECL effective October 1, 2023.
(3)	Excludes loans held for sale.

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

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at December 31,2023 (dollars in thousands). The results are within the Company’s policy limits.

At December 31, 2023
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII(1)

(basis points)	EVE	Amount	%	(basis points)	NII(1)	Amount	%
+400	$110,484	$(71,393)	(39.3)	+400	$42,528	$(11,176)	(20.8)
+300	127,531	(54,346)	(29.9)	+300	45,305	(8,399)	(15.6)
+200	144,921	(36,956)	(20.3)	+200	48,158	(5,546)	(10.3)
+100	163,864	(18,013)	(9.9)	+100	51,002	(2,702)	(5.0)
0	181,877			0	53,704
-100	193,704	11,827	6.5	-100	56,232	2,528	4.7
(1)	Assumes 12 month time horizon.

Certain model limitations are inherent in the methodology used in the EVE and net interest income measurements. The models require the making of certain assumptions which may tend to oversimplify the way actual yields and costs respond to changes in market interest rates. The models assume that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured, thus they do not consider the Company’s strategic plans, or any other steps it may take to respond to changes in rates over the forecasted period of time. Additionally, the models assume immediate changes in interest rates, based on yield curves as of a point-in-time, which are reflected in a parallel, instantaneous and uniform manner across all yield curves, when in reality changes may rarely be of this nature. The models also utilize data derived from historical performance and as interest rates change the actual performance of loan prepayments, rate sensitivities, and average life assumptions may deviate from assumptions utilized in the models and can impact the results. Accordingly, although the above measurements provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates. Given the unique nature of the post-pandemic interest rate environment and the speed with which interest rates have been changing, the projections noted above on the Company’s EVE and net interest income can be expected to differ from actual results.

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

Effective October 1, 2023, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses Topic 326: Measurement of Credit Losses on Financial Instruments. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. Other than as described above, there have been no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings, which could have a materially adverse impact on its results of operations and financial condition.

ITEM 1A. – RISK FACTORS

There have been no material changes to the risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as filed with the Securities and Exchange Commission.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) Issuer Purchases of Equity Securities

On October 5, 2023, the Company announced that the Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has not made any stock repurchases under the program. The remaining buyback authority under the share repurchase program remained at 366,050 shares as of December 31, 2023.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

Not applicable.

ITEM 6. – EXHIBITS

3.2	Bylaws of Hanover Bancorp, Inc. (1)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed December 22, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER BANCORP, INC.

Dated: February 13, 2024	/s/ Michael P. Puorro
Michael P. Puorro
Chairman & Chief Executive Officer
(principal executive officer)

Dated: February 13, 2024	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)