Form 10-Q
period 2024-03-31
Hanover Bancorp, Inc. /NY
filed 2024-05-14
CIK 1828588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	7,249,469 Shares
(Title of Class)	(Outstanding as of April 30, 2024)

HANOVER BANCORP, INC.

Form 10-Q

PART I

ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Cash and non-interest-bearing deposits due from banks	$5,438	$10,277
Interest-bearing deposits due from banks	130,512	166,407
Federal funds sold	531	523
Total cash and cash equivalents	136,481	177,207
Securities held to maturity, fair value of $3,751 at March 31, 2024 and $3,835 at December 31, 2023 (net of allowance for credit losses of $0 at March 31, 2024 and December 31, 2023)	3,973	4,041
Securities available for sale, at fair value (net of allowance for credit losses of $0 at March 31, 2024 and December 31, 2023)	92,709	61,419
Loans held for sale	7,641	8,904
Loans	2,005,515	1,957,199
Allowance for credit losses (1)	(19,873)	(19,658)
Loans, net	1,985,642	1,937,541
Premises and equipment, net	15,648	15,886
Operating lease assets	9,336	9,754
Accrued interest receivable	12,379	11,915
Prepaid post retirement plan	3,472	3,503
Stock in Federal Home Loan Bank ("FHLB"), at cost	8,617	8,612
Goodwill	19,168	19,168
Other intangible assets	295	311
Loan servicing rights	5,087	4,668
Deferred income taxes, net	2,184	2,463
Other assets	4,876	4,668
TOTAL ASSETS	$2,307,508	$2,270,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$202,934	$207,781
Savings, NOW and money market	1,250,101	1,174,616
Time	464,227	522,198
Total deposits	1,917,262	1,904,595
Borrowings	148,953	128,953
Subordinated debentures ($25,000 face amount less unamortized debt issuance costs of $352 and $365 at March 31, 2024 and December 31, 2023, respectively)	24,648	24,635
Operating lease liabilities	10,039	10,459
Accrued interest payable	2,031	1,724
Other liabilities	15,032	14,864
TOTAL LIABILITIES	2,117,965	2,085,230
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, Series A (par value $0.01; 15,000,000 shares authorized; issued and outstanding 150,000 at March 31, 2024 and December 31, 2023)	2,963	2,963
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 7,242,412 and 7,195,012 at March 31, 2024 and December 31, 2023, respectively)	72	72
Surplus	125,930	125,694
Retained earnings	61,871	58,551
Accumulated other comprehensive loss, net of tax	(1,293)	(2,450)
TOTAL STOCKHOLDERS' EQUITY	189,543	184,830
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,307,508	$2,270,060
(1)	Commencing on October 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to October 1, 2023 the calculation was based on the the incurred loss methodology. Refer to Note 1 for further discussion.

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
INTEREST INCOME
Loans	$29,737	$23,941
Taxable securities	1,457	198
Other interest income	1,238	921
Total interest income	32,432	25,060
INTEREST EXPENSE
Savings, NOW and money market deposits	12,933	7,792
Time deposits	4,962	2,383
Borrowings	1,602	961
Total interest expense	19,497	11,136
Net interest income	12,935	13,924
Provision for credit losses (1)	300	932
Net interest income after provision for credit losses	12,635	12,992
NON-INTEREST INCOME
Loan servicing and fee income	913	539
Service charges on deposit accounts	96	67
Gain on sale of loans held-for-sale	2,506	995
Other income	61	155
Total non-interest income	3,576	1,756
NON-INTEREST EXPENSE
Salaries and employee benefits	5,562	5,564
Occupancy and equipment	1,770	1,537
Data processing	518	441
Professional fees	818	881
Federal deposit insurance premiums	318	358
Other expenses	1,818	1,786
Total non-interest expense	10,804	10,567
Income before income tax expense	5,407	4,181
Income tax expense	1,346	972
NET INCOME	$4,061	$3,209
Earnings per share:
BASIC	$0.55	$0.44
DILUTED	$0.55	$0.43

(1)	Commencing on October 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to October 1, 2023 the calculation was based on the the incurred loss methodology. Refer to Note 1 for further discussion.

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$4,061	$3,209
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Change in unrealized gain (loss) on securities available for sale arising during the period, net of tax of $76 and ($61), respectively	271	(226)
Unrealized gains on cash flow hedges:
Change in unrealized gain on cash flow hedges arising during the period, net of tax of $245 and $0, respectively	886	—
Total other comprehensive income (loss), net of tax	1,157	(226)
Total comprehensive income, net of tax	$5,218	$2,983

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31, 2024
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net of Tax	Equity
Balance at January 1, 2024	7,195,012	$2,963	$72	$125,694	$58,551	$(2,450)	$184,830
Net income	—	—	—	—	4,061	—	4,061
Other comprehensive income, net of tax	—	—	—	—	—	1,157	1,157
Cash dividends declared ($0.10 per share)	—	—	—	—	(741)	—	(741)
Stock-based compensation	—	—	—	381	—	—	381
Stock awards granted, net of forfeitures	52,491	—	—	—	—	—	—
Shares received related to tax withholding	(8,292)	—	—	(145)	—	—	(145)
Exercise of stock options, net	3,201	—	—	—	—	—	—
Balance at March 31, 2024	7,242,412	$2,963	$72	$125,930	$61,871	$(1,293)	$189,543

	Three Months Ended March 31, 2023
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net of Tax	Equity
Balance at January 1, 2023	7,149,000	$2,963	$71	$124,235	$51,074	$(715)	$177,628
Net income	—	—	—	—	3,209	—	3,209
Other comprehensive loss, net of tax	—	—	—	—	—	(226)	(226)
Cash dividends declared ($0.10 per share)	—	—	—	—	(738)	—	(738)
Stock-based compensation	—	—	—	794	—	—	794
Stock awards granted, net of forfeitures	39,513	—	1	(1)	—	—	—
Shares received related to tax withholding	(7,421)	—	—	(145)	—	—	(145)
Balance at March 31, 2023	7,181,092	$2,963	$72	$124,883	$53,545	$(941)	$180,522

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$4,061	$3,209
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (1)	300	932
Depreciation and amortization	546	429
Amortization of right-of-use assets	418	401
Stock-based compensation	381	794
Net gain on sale of loans held-for-sale	(2,506)	(995)
Net amortization (accretion) of premiums, discounts and loan fees and costs	285	(204)
Amortization of intangible assets	16	19
Amortization of debt issuance costs	13	13
Loan servicing rights valuation adjustments	138	185
Deferred tax expense	—	441
Increase in accrued interest receivable	(464)	(670)
Decrease in other assets	356	62
Increase in accrued interest payable	307	549
Increase (decrease) in other liabilities	164	(3,393)
Payments on operating leases	(420)	(352)
Net cash provided by operating activities	3,595	1,420
Cash flows from investing activities:
Purchases of securities available-for-sale	(211,000)	—
(Purchases) redemptions of restricted securities, net	(5)	4,163
Principal repayments of securities held to maturity	67	72
Principal repayments of securities available-for-sale	180,011	14
Proceeds from sales of loans	30,504	13,751
Net increase in loans	(75,446)	(53,713)
Purchases of premises and equipment	(308)	(1,235)
Net cash used in investing activities	(76,177)	(36,948)
Cash flows from financing activities:
Net increase in deposits	12,738	189,760
Proceeds from term FHLB advances	—	100,725
Repayments of term FHLB advances	(5,000)	(7,500)
Repayments of Federal Reserve Bank borrowings	—	(2,521)
Proceeds (repayments) of other short-term borrowings, net	25,000	(192,000)
Payments related to tax withholding for equity awards	(145)	(145)
Cash dividends paid	(737)	(734)
Net cash provided by financing activities	31,856	87,585
(Decrease) increase in cash and cash equivalents	(40,726)	52,057
Cash and cash equivalents, beginning of period	177,207	152,298
Cash and cash equivalents, end of period	$136,481	$204,355
Supplemental cash flow information:
Interest paid	$19,190	$10,587
Income taxes paid	810	3,688
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$26,735	$12,756
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Hanover Bancorp, Inc. (the “Company”), is a New York corporation which is the holding company for Hanover Community Bank (the “Bank”). The Bank, headquartered in Mineola, New York, is a New York State chartered bank. The Bank commenced operations on November 4, 2008 and is a full-service bank providing personal and business lending and deposit services. As a New York State chartered, non-Federal Reserve member bank, the Bank is subject to regulation by the New York State Department of Financial Services (“DFS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB”). At the Company’s annual shareholder meeting held on March 5, 2024, the shareholders approved a change in its state of incorporation from the State of New York to the State of Maryland subject to regulatory approval.

Basis of Presentation

In October 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31. The Company’s current fiscal year is the calendar year January 1, 2024 through December 31, 2024 (fiscal year 2024).

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of March 31, 2024, its consolidated statements of income for the three months ended March 31, 2024 and 2023, its consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023, its consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2024 and 2023 and its consolidated statements of cash flows for the three months ended March 31, 2024 and 2023. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had an immaterial effect on the Company’s consolidated financial statements and had no effect on prior period net income or stockholders’ equity.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results for any other interim period or of the results for the full fiscal year 2024. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Alowance for Credit Losses – Held-to-Maturity Securities – Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $9 thousand at both March 31, 2024 and December 31, 2023 and is excluded from the estimate of credit losses.

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

Accrued interest receivable on available-for-sale debt securities totaled $0.8 million at both March 31, 2024 and December 31, 2023 and is excluded from the estimate of credit losses.

Loans and Loan Interest Income Recognition - Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs and an allowance for credit losses. The loan portfolio is segmented into residential real estate, multi-family, commercial real estate, commercial and industrial, construction and land development, and consumer loans. Accrued interest receivable totaled $11.2 million and $10.8 million at March 31, 2024 and December 31, 2023, respectively, and was reported in Accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the estimate of credit losses. Interest income on loans is accrued on the unpaid principal balance and credited to income as earned. Interest income on loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent. Net loan origination fees and costs are deferred and accreted/amortized to interest income over the contractual life of loans using the level-yield method, adjusted for actual prepayments.

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

Allowance for credit losses are aggregated for the major loan segments, with similar characteristics, summarized below. However, for the purposes of calculating reserves, these segments may be further broken down into loan classes by risk characteristics that include but are not limited to FFIEC Call Report codes, industry type, geographic location, and collateral type.

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

Multifamily lending entails additional risks as compared with single-family residential property lending, but less when compared to commercial real estate lending. Loans in this classification include income producing residential investment properties of five or more units. Loans are made to established owners with a proven and demonstrable record of strong performance. Loans are secured by a first mortgage lien on the subject property. Repayment is derived generally from the rental income generated from the property and may be supplemented by the owners’ personal cash flow. Credit risk arises with changes in economic conditions that could cause an increase in vacancy rates or decline in property value.

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

Allowance for Credit losses on Off-Balance Sheet Credit Exposures – The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is reported on the Consolidated Statements of Financial Condition in other liabilities section and is adjusted through a provision for credit losses reported on the Consolidated Statements of Income in other expenses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the commitment’s estimated useful life.

Series A Preferred Stock - Holders of the Company’s Series A preferred stock will be entitled to receive dividends when, as and if declared by the Company’s board of directors, in the same per share amount as the common stockholders. No dividend for any quarterly period will be payable on the common stock unless a dividend identical to that paid on the common stock is paid at the same time on the Series A preferred stock. Therefore, Series A preferred stock is treated as common stock for EPS calculations. Series A preferred stock has no voting rights. In the event of a dissolution of the Company, Series A preferred stock is entitled to the payment of any declared and unpaid dividend, and then will share in dissolution proceeds, if any, with the shares of common stock.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) on October 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost, and off-balance-sheet credit exposures. In November 2019, the FASB adopted changes to delay the effective date of ASU 2016-13 to 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As the Company is a smaller reporting company under SEC regulations, the Company was eligible for and elected delayed adoption of the ASU until October 1, 2023. The objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology with a methodology that reflects expected credit losses, which is referred to as the current expected credit loss (“CECL”) methodology, and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. Results for reporting periods beginning after October 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. On October 1, 2023, the Company recognized a one-time cumulative effect adjustment to retained earnings, of $4.0 million, or $3.2 million, net of tax effects, of which $0.1 million reflected a reduction of allowance for credit losses on unfunded commitments, $4.1 million reflected additional allowance related to the loan portfolio, and no adjustment was recognized related to the securities portfolio.

In March 2022, the FASB issued ASU 2022-02, which eliminates creditor accounting guidance for troubled debt restructurings (“TDRs”) for entities that have adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) and enhances Vintage Disclosures of Gross Writeoffs. This ASU eliminates Subtopic 310-40 guidance for TDRs, and requires creditors to apply the loan refinancing and restructuring guidance in Subtopic 310-20 when evaluating modifications granted to borrowers experiencing financial difficulty to determine whether the modification is considered a continuation of an existing loan or a new loan. The vintage disclosure component of the ASU requires entities to disclose current-period gross writeoffs by origination year for financing receivables and investment leases within the scope of Subtopic 326-20. The Company adopted ASU 2022-02 prospectively, beginning October 1, 2023, concurrently with the aforementioned ASU 2016-13. The Company did not have any loans that were both experiencing financial difficulties and modified during the reporting periods beginning after October 1, 2023.

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

Standards That Have Not Yet Been Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which will require public business entities to disclose annually a tabular rate reconciliation, including specific items such as state and local income tax, tax credits, nontaxable or nondeductible items, among others, and a separate disclosure requiring disaggregation of reconciling items as described above which equal or exceed 5% of the product of multiplying income from continuing operations by the applicable statutory income tax rate. The ASU is effective for all public business entities for annual periods beginning after December 15, 2024.

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

The Company’s basic and diluted EPS calculations for the three months ended March 31, 2024 and 2023 are as follows. There were no stock options that were antidilutive for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023

Net income available to common stockholders	$4,061	$3,209
Less: Dividends paid and earnings allocated to participating securities	(137)	(137)
Income attributable to common stock	$3,924	$3,072
Weighted average common shares outstanding, including participating securities	7,376,227	7,324,036
Less: Weighted average participating securities	(257,767)	(313,463)
Weighted average common shares outstanding	7,118,460	7,010,573
Basic EPS	$0.55	$0.44

Income attributable to common stock	$3,924	$3,072
Weighted average common shares outstanding	7,118,460	7,010,573
Weighted average common equivalent shares outstanding	44,699	92,233
Weighted average common and equivalent shares outstanding	7,163,159	7,102,806
Diluted EPS	$0.55	$0.43

3. SECURITIES

The following tables summarize the amortized cost, fair value and allowance for credit losses of securities available for sale and securities held to maturity at March 31, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

	March 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. Treasury securities	$29,952	$4	$—	$—	$29,956
U.S. GSE residential mortgage-backed securities	297	—	(133)	—	164
Collateralized loan obligations	50,286	296	—	—	50,582
Corporate bonds	13,700	—	(1,693)	—	12,007
Total available for sale securities	$94,235	$300	$(1,826)	$—	$92,709

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,427	$—	$(106)	$1,321	$—
U.S. GSE commercial mortgage-backed securities	2,546	—	(116)	2,430	—
Total held to maturity securities	$3,973	$—	$(222)	$3,751	$—

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$309	$—	$(108)	$—	$201
Collateralized loan obligations	50,283	82	(99)	—	50,266
Corporate bonds	12,700	—	(1,748)	—	10,952
Total available for sale securities	$63,292	$82	$(1,955)	$—	$61,419

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,480	$—	$(96)	$1,384	$—
U.S. GSE commercial mortgage-backed securities	2,561	—	(110)	2,451	—
Total held to maturity securities	$4,041	$—	$(206)	$3,835	$—

The amortized cost and fair value of investment securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single date are shown separately.

	March 31, 2024
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Due in one year or less	$29,952	$29,956
Due after one year through five years	1,000	1,000
Five to ten years	16,524	14,859
Beyond ten years	46,462	46,730
U.S. GSE residential mortgage-backed securities	297	164
Total securities available for sale	94,235	92,709
Securities held to maturity:
U.S. GSE residential mortgage-backed securities	1,427	1,321
U.S. GSE commercial mortgage-backed securities	2,546	2,430
Total securities held to maturity	3,973	3,751
Total investment securities	$98,208	$96,460

At March 31, 2024 and December 31, 2023, investment securities with a carrying amount of $31.0 million and $2.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities for the three months ended March 31, 2024 and 2023.

There were holdings of $30.0 million in securities issued by U.S. Government that exceeded 10% of stockholder’s equity at March 31, 2024. There were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity at December 31, 2023.

The following tables summarize securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$—	$—	$164	$(133)	5	$164	$(133)
Corporate bonds	1,116	(84)	9,891	(1,609)	7	11,007	(1,693)
Total available-for-sale	$1,116	$(84)	$10,055	$(1,742)	12	$11,171	$(1,826)

	December 31, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$—	$—	$201	$(108)	5	$201	$(108)
Collateralized loan obligations	12,352	(99)	—	—	3	12,352	(99)
Corporate bonds	1,080	(120)	9,872	(1,628)	7	10,952	(1,748)
Total available-for-sale	$13,432	$(219)	$10,073	$(1,736)	15	$23,505	$(1,955)

Assessment of Available for Sale Debt Securities for Credit Risk

Management assesses the decline in fair value of investment securities periodically. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. The following is a discussion of the credit quality characteristics of portfolio segments carrying unrealized losses at March 31, 2024.

Obligations of U.S. Government agencies and sponsored entities

The mortgage-backed securities held by the Company were issued by U.S government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company considers these securities to carry zero loss estimates and no allowance for credit losses was recorded at March 31, 2024.

Corporate bonds

The Company’s corporate bond portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of each individual investment. Management reviewed the collectibility of these investments, taking into account such factors as the financial condition of the issuers, reported regulatory capital ratios, and credit ratings, when available, and other factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its corporate bond portfolio as of March 31, 2024.

4. LOANS

The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented.

(in thousands)	March 31, 2024	December 31, 2023
Residential real estate	$756,896	$714,843
Multi-family	568,043	572,849
Commercial real estate	546,572	548,012
Commercial and industrial	123,419	107,912
Construction and land development	10,136	13,170
Consumer	449	413
Total loans	2,005,515	1,957,199
Allowance for credit losses	(19,873)	(19,658)
Total loans, net	$1,985,642	$1,937,541

The Company’s Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans outstanding, included in commercial and industrial loans in the table above, totaled $2.4 million and $2.9 million at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024 and December 31, 2023, the Company was servicing approximately $282.2 million and $262.8 million, respectively, of loans for others. The Company had $7.6 million and $8.9 million of SBA loans held for sale at March 31, 2024 and December 31, 2023, respectively.

For the three months ended March 31, 2024 and 2023, the Company sold loans totaling approximately $26.7 million and $12.8 million, respectively, recognizing net gains of $2.5 million and $1.0 million, respectively.

The following tables summarize the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024 and the allowance for loan losses for the three months ended March 31, 2023:

	Three Months Ended March 31, 2024
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$5,001	$4,671	$8,390	$1,419	$122	$55	$19,658
Charge-offs	—	—	(30)	(60)	—	—	(90)
Recoveries	—	—	—	5	—	—	5
Provision for credit losses	276	(454)	219	279	(25)	5	300
Ending balance	$5,277	$4,217	$8,579	$1,643	$97	$60	$19,873

	Three Months Ended March 31, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$4,508	$5,697	$3,234	$852	$104	$9	$14,404
Charge-offs	—	—	—	(457)	—	—	(457)
Recoveries	—	—	—	—	—	—	—
Provision for loan losses	156	(382)	10	1,130	9	9	932
Ending balance	$4,664	$5,315	$3,244	$1,525	$113	$18	$14,879

Allowance for Credit Losses on Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which is recorded in other liabilities. The provision for credit losses on unfunded commitments is recorded within the other expenses on the Company’s income statement. The following table presents the allowance for credit losses for unfunded commitments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$124	$170
Provision for credit losses on unfunded commitments	140	—
Balance at end of period	$264	$170

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$4,385	$4,385	$—
Multi-family	3,383	3,383	—
Commercial real estate	6,086	6,110	3,010
Commercial and industrial	1,000	1,000	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$14,854	$14,878	$3,010

	December 31, 2023
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$4,369	$4,369	$—
Multi-family	1,794	3,374	—
Commercial real estate	5,976	6,000	—
Commercial and industrial	708	708	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$12,847	$14,451	$—

The Company recognized $228 thousand and $29 thousand of interest income on nonaccrual loans during the three months ended March 31, 2024 and 2023, respectively.

Individually Analyzed Loans

Effective October 1, 2023, the Company began analyzing loans on an individual basis when management determined that the loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its designed pool of loans, under the Company’s CECL methodology. Loans individually analyzed include certain nonaccrual loans.

As of March 31, 2024, the amortized cost basis of individually analyzed loans amounted to $14.1 million, of which $14.0 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral adjusted for sales costs and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following tables present the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of March 31, 2024 and December 31, 2023.

	March 31, 2024
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$4,222	$—
Multi-family (2)	3,358	—
Commercial real estate (2)	6,071	24
Commercial and industrial (1) (2)	388	—
Total	$14,039	$24
(1)	Secured by residential real estate
(2)	Secured by commercial real estate

	December 31, 2023
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$4,226	$—
Multi-family (2)	3,356	397
Commercial real estate (2)	5,986	24
Commercial and industrial (1)	272	—
Total	$13,840	$421
(1)	Secured by residential real estate
(2)	Secured by commercial real estate

The following tables present the aging of the amortized cost basis in past due loans as of March 31, 2024 and December 31, 2023 by class of loans:

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
March 31, 2024	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$4,638	$2,591	$3,654	$10,883	$746,013	$756,896
Multi-family	—	—	3,383	3,383	564,660	568,043
Commercial real estate	3,706	1,429	9,120	14,255	532,317	546,572
Commercial and industrial	2,086	540	314	2,940	120,479	123,419
Construction and land development	—	—	—	—	10,136	10,136
Consumer	—	—	—	—	449	449
Total	$10,430	$4,560	$16,471	$31,461	$1,974,054	$2,005,515

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2023	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$4,508	$2,360	$4,369	$11,237	$703,606	$714,843
Multi-family	—	—	3,374	3,374	569,475	572,849
Commercial real estate	2,666	3,212	6,000	11,878	536,134	548,012
Commercial and industrial	755	555	211	1,521	106,391	107,912
Construction and land development	—	—	—	—	13,170	13,170
Consumer	—	—	—	—	413	413
Total	$7,929	$6,127	$13,954	$28,010	$1,929,189	$1,957,199

The Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) on October 1, 2023. The Company did not have any loans that were both experiencing difficulties and modified during the reporting periods beginning after October 1, 2023.

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

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at March 31, 2024 and gross charge-offs for the three months ended March 31, 2024:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$51,611	$190,491	$203,712	$62,960	$39,118	$171,905	$—	$26,223	$746,020
Special Mention	—	—	593	1,219	520	1,003	—	—	3,335
Substandard	—	—	731	—	683	5,110	—	656	7,180
Total Residential real estate	51,611	190,491	205,036	64,179	40,321	178,018	—	26,879	756,535
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	804	3,429	297,120	161,824	36,386	65,098	—	—	564,661
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,585	1,797	—	—	—	3,382
Total Multi-family	804	3,429	297,120	163,409	38,183	65,098	—	—	568,043
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	15,601	90,038	180,032	80,068	25,871	128,142	—	—	519,752
Special Mention	—	—	1,846	8,380	—	8,332	—	—	18,558
Substandard	—	—	—	—	497	7,765	—	—	8,262
Total Commercial real estate	15,601	90,038	181,878	88,448	26,368	144,239	—	—	546,572
Current period gross charge-offs	—	—	—	—	—	30	—	—	30

Commercial and industrial
Pass	22,401	69,998	11,045	9,791	3,206	4,870	—	—	121,311
Special Mention	—	—	—	925	—	—	—	—	925
Substandard	—	206	—	372	30	575	—	—	1,183
Total Commercial and industrial	22,401	70,204	11,045	11,088	3,236	5,445	—	—	123,419
Current period gross charge-offs	—	60	—	—	—	—	—	—	60

Construction and land development
Pass	4	855	—	9,277	—	—	—	—	10,136
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	4	855	—	9,277	—	—	—	—	10,136
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	48	317	84	—	—	—	—	—	449
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	48	317	84	—	—	—	—	—	449
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Loans	$90,469	$355,334	$695,163	$336,401	$108,108	$392,800	$—	$26,879	$2,005,154

Gross charge-offs	$—	$60	$—	$—	$—	$30	$—	$—	$90
(1)	Certain fixed residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $361 thousand related to basis adjustments for loans in the closed portfolio under the portfolio layer method at March 31, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if hedge was dedesignated. See “Note 10 – Derivates” for more information on the fair value hedge.

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at December 31, 2023:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$191,238	$207,166	$64,906	$39,772	$79,581	$98,150	$—	$24,975	$705,788
Special Mention	—	—	—	522	230	—	—	—	752
Substandard	—	740	—	676	4,185	927	—	656	7,184
Total Residential real estate	191,238	207,906	64,906	40,970	83,996	99,077	—	25,631	713,724

Multi-family
Pass	3,533	299,217	162,678	36,592	10,854	56,601	—	—	569,475
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,580	1,794	—	—	—	—	3,374
Total Multi-family	3,533	299,217	164,258	38,386	10,854	56,601	—	—	572,849

Commercial real estate
Pass	86,834	187,570	80,761	26,300	42,476	95,265	—	—	519,206
Special Mention	—	1,852	8,433	293	3,647	6,427	—	—	20,652
Substandard	—	—	—	199	6,826	1,129	—	—	8,154
Total Commercial real estate	86,834	189,422	89,194	26,792	52,949	102,821	—	—	548,012

Commercial and industrial
Pass	74,352	11,392	10,015	4,407	126	5,274	—	—	105,566
Special Mention	—	—	913	—	—	540	—	—	1,453
Substandard	—	—	266	35	145	447	—	—	893
Total Commercial and industrial	74,352	11,392	11,194	4,442	271	6,261	—	—	107,912

Construction and land development
Pass	904	3,613	8,653	—	—	—	—	—	13,170
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	904	3,613	8,653	—	—	—	—	—	13,170

Consumer
Pass	326	87	—	—	—	—	—	—	413
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	326	87	—	—	—	—	—	—	413

Total Loans	$357,187	$711,637	$338,205	$110,590	$148,070	$264,760	$—	$25,631	$1,956,080
(1)	Certain fixed residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $1.1 million related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2023. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if hedge was dedesignated. See “Note 10 – Derivates” for more information on the fair value hedge.

5. EQUITY COMPENSATION PLANS

The Company’s 2021 and 2018 Equity Compensation Plans (the “2021 Plan” and the “2018 Plan,” respectively), provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 231,716 shares remain available for issuance at March 31, 2024. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 3,272 shares remain available for issuance at March 31, 2024.

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

There were 8,139 stock options exercised resulting in the net issuance of 3,201 shares of common stock during the three months ended March 31, 2024 and no stock options exercised during the three months ended March 31, 2023.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, January 1, 2024	158,933	$9.37	$1,314	1.14 years
Granted	—	—
Exercised	(8,139)	10.00
Forfeited	(1,541)	16.25
Outstanding, March 31, 2024 (1)	149,253	$9.26	$829	0.92 years
(1)	All outstanding options are fully vested and exercisable.

The following table presents information related to the stock option plan for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Intrinsic value of options exercised	$53	$—
Cash received from option exercises	—	—
Tax benefit from option exercises	18	—

There was no compensation expense attributable to stock options for the three months ended March 31, 2024 and 2023.

Restricted Stock Awards

During the three months ended March 31, 2024, restricted stock awards of 54,411 shares were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2024	252,502	$19.58
Granted	54,411	17.05
Vested	(61,313)	19.80
Forfeited	(1,920)	19.74
Unvested, March 31, 2024	243,680	$18.96

Compensation expense attributable to restricted stock awards was $325 thousand and $696 thousand for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $4.1 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 3.51 years. The total fair value of shares vested during the three months ended March 31, 2024 and 2023 was $1.1 million and $1.2 million, respectively.

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

The following table summarizes the unvested performance-based RSU activity for the three months ended March 31, 2024:

Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2024	38,271	$19.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, March 31, 2024	38,271	$19.73

No RSUs were granted during the three months ended March 31, 2024. Performance-based RSUs granted in 2022 cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2024.

Compensation expense attributable to RSUs was $56 thousand and $98 thousand, respectively, for the three months ended March 31, 2024 and 2023. As of March 31, 2024, there was $200 thousand of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 0.89 years.

6. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The effects of accumulated other comprehensive income or loss is not included in computing regulatory capital. Management believes as of March 31, 2024, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s actual and required capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total capital to risk-weighted assets	$214,002	14.19%	$120,676	8.00%	$158,387	10.50%	$150,844	10.00%
Tier 1 capital to risk-weighted assets	195,889	12.99%	90,507	6.00%	128,218	8.50%	120,676	8.00%
Common equity tier 1 capital to risk-weighted assets	195,889	12.99%	67,880	4.50%	105,591	7.00%	98,049	6.50%
Tier 1 capital to average total assets	195,889	8.90%	88,022	4.00%	N/A	N/A	110,027	5.00%

December 31, 2023
Total capital to risk-weighted assets	$210,071	14.31%	$117,472	8.00%	$154,182	10.50%	$146,840	10.00%
Tier 1 capital to risk-weighted assets	193,324	13.17%	88,104	6.00%	124,814	8.50%	117,472	8.00%
Common equity tier 1 capital to risk-weighted assets	193,324	13.17%	66,078	4.50%	102,788	7.00%	95,446	6.50%
Tier 1 capital to average total assets	193,324	9.08%	85,131	4.00%	N/A	N/A	106,414	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend and debt service payments is dividends received from the Bank. During the three months ended March 31, 2024 the Bank paid $1.2 million in cash dividends to the Holding Company. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of March 31, 2024, the Bank had $24.8 million of retained net income available for dividends to the Company, without obtaining regulatory approval, provided that the Bank satisfies the regulatory capital requirements, including the capital conservation buffer, disclosed above.

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

Assets Measured at Fair Value on a Recurring Basis

The following presents fair value measurements on a recurring basis at March 31, 2024 and December 31, 2023:

	March 31, 2024
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. Treasury securities	$29,956	$—	$29,956	$—
U.S. GSE residential mortgage-backed securities	164	—	164	—
Collateralized loan obligations	50,582	—	50,582	—
Corporate bonds	12,007	—	12,007	—
Loan servicing rights	5,087	—	—	5,087
Derivatives	188	—	188	—
Total	$97,984	$—	$92,897	$5,087

Financial liabilities:
Derivatives	$666	$—	$666	$—

	December 31, 2023
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$201	$—	$201	$—
Collateralized loan obligations	50,266	—	50,266	—
Corporate bonds	10,952	—	10,952	—
Loan servicing rights	4,668	—	—	4,668
Total	$66,087	$—	$61,419	$4,668

Financial liabilities:
Derivatives	$2,361	$—	$2,361	$—

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

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. The fair value of loan servicing rights related to residential mortgage loans at March 31, 2024 was determined based on discounted expected future cash flows using discount rates ranging from 12.75% to 15.25%, a prepayment speed of 26.25% and a weighted average life ranging from 1.51 to 2.72 years. Fair value at December 31, 2023 for loan servicing rights was determined based on discounted expected future cash flows using discount rates ranging from 12.38% to 14.88%, prepayment speed of 26.25% and a weighted average life ranging from 1.55 to 2.78 years.

The fair value of loan servicing rights for SBA loans at March 31, 2024 was determined based on discounted expected future cash flows using discount rates ranging from 6.74% to 42.55%, prepayment speeds ranging from 8.94% to 31.31% and a weighted average life ranging from 1.00 to 5.34 years. The fair value of loan servicing rights for SBA loans at December 31, 2023 was determined based on discounted expected future cash flows using discount rates ranging from 9.61% to 41.46%, prepayment speeds ranging from 8.85% to 30.24% and a weighted average life ranging from 1.08 to 5.71 years.

The Company has determined these are mostly unobservable inputs and considers them Level 3 inputs within the fair value hierarchy.

The following table presents the changes in mortgage servicing rights for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$4,668	$4,402
Additions	557	212
Adjustment to fair value	(138)	(185)
Balance at end of period	$5,087	$4,429

Assets Measured at Fair Value on a Non-recurring Basis

The Company had no significant financial instruments measured at fair value on a non-recurring basis at March 31, 2024.

Financial assets measured at fair value on a non-recurring basis as of December 31, 2023 include certain individually evaluated loans reported at fair value of the underlying collateral if repayment is expected solely from the the collateral.

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

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at March 31, 2024 and December 31, 2023:

	March 31, 2024
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$136,481	$136,481	$—	$—	$136,481
Securities held-to-maturity	3,973	—	3,751	—	3,751
Loans, net	1,985,642	—	—	1,941,105	1,941,105
Accrued interest receivable	12,379	—	1,198	11,181	12,379

Financial liabilities:
Time deposits	464,227	—	462,372	—	462,372
Demand and other deposits	1,453,035	1,453,035	—	—	1,453,035
Borrowings	148,953	—	147,533	—	147,533
Subordinated debentures	24,648	—	24,740	—	24,740
Accrued interest payable	2,031	176	1,855	—	2,031

	December 31, 2023
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$177,207	$177,207	$—	$—	$177,207
Securities held-to-maturity	4,041	—	3,835	—	3,835
Loans, net	1,937,541	—	—	1,890,113	1,890,113
Accrued interest receivable	11,915	—	1,156	10,759	11,915

Financial liabilities:
Time deposits	522,198	—	520,022	—	520,022
Demand and other deposits	1,382,397	1,382,397	—	—	1,382,397
Borrowings	128,953	—	128,165	—	128,165
Subordinated debentures	24,635	—	26,601	—	26,601
Accrued interest payable	1,724	161	1,563	—	1,724

8. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances

At March 31, 2024 and December 31, 2023, FHLB term borrowings outstanding were $121.7 million and $126.7 million, respectively, all of which were fixed rate.

At March 31, 2024, the Company had $5.0 million in FHLB overnight borrowings outstanding at a rate of 5.56%. There were no FHLB overnight borrowings outstanding at December 31, 2023.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by residential and commercial mortgage loans under a blanket lien arrangement at March 31, 2024 and December 31, 2023. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $118.0 million at March 31, 2024.

The following table sets forth the contractual maturities and weighted average interest rates of the Company’s fixed rate FHLB advances for each of the next five years (in thousands):

	Balance at March 31,
	2024
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$5,000	5.56%

2024, rates from 0.39% to 0.49%	13,860	0.43%
2025, rates from 0.56% to 0.59%	7,080	0.58%
2026, rates from 4.29% to 4.98%	40,475	4.50%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	121,665	3.69%
Total FHLB advances	$126,665	3.77%

	Balance at December 31,
	2023
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2024, rates from 0.39% to 2.53%	18,860	0.98%
2025, rates from 0.56% to 0.59%	7,080	0.58%
2026, rates from 4.29% to 4.98%	40,475	4.50%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	126,665	3.65%
Total FHLB advances	$126,665	3.65%

Federal Reserve Borrowings

At March 31, 2024 and December 31, 2023, the Company’s borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) were $2.3 million. The borrowings have a rate of 0.35% and the maturity date will equal the maturity date of the underlying PPP loan pledged to secure the extension of credit.

Correspondent Bank Borrowings

At March 31, 2024, approximately $72 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. The Company had $20.0 million in borrowings outstanding under lines of credit with correspondent banks at March 31, 2024 and none at December 31, 2023.

9. SUBORDINATED DEBENTURES

In October 2020, the Company completed the private placement of $25.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2030 (the “Notes”) to certain qualified institutional buyers and accredited investors. The Notes bear interest, payable semi-annually, at the rate of 5.00% per annum, until October 15, 2025. From and including October 15, 2025 through maturity, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 487.4 basis points. The Company may, at its option, beginning with the interest payment date of October 15, 2025, but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, subject to the receipt of any required regulatory approval. The Notes are not subject to redemption at the option of the holder. The portion of the proceeds of these subordinated notes contributed to the Bank is included as a component of the Bank’s Tier 1 capital for regulatory reporting.

At March 31, 2024 and December 31, 2023, the unamortized issuance costs of the Notes were $0.4 million. For the three months ended March 31, 2024 and 2023, $13 thousand and $13 thousand, respectively, in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

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

The following sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
(in thousands)	Amount	Fair Value (1)	Amount	Fair Value (1)
March 31, 2024
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$25,000	$188	$50,000	$(313)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(353)
Total	$25,000	$188	$100,000	$(666)

December 31, 2023
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$—	$—	$75,000	$(1,256)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(1,105)
Total	$—	$—	$125,000	$(2,361)
(1)	Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps with notional amounts totaling $75.0 million as of March 31, 2024 and December 31, 2023, were designated as cash flow hedges of certain Brokered Certificates of Deposit. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the periods indicated. There were no cash flow hedges for the three months ended March 31, 2023.

	Three Months Ended March 31,
(in thousands)	2024	2023
Gain recognized in other comprehensive income	$886	$—
Gain (loss) recognized in interest expense	184	—

Fair Value Hedges of Interest Rate Risk

On November 1, 2023, the Company entered into a three year interest rate swap with a notional amount totaling $50 million which was designated as a fair value hedge of certain fixed rate residential mortgages. The Company pays a fixed rate of 4.56% and receives a floating rate based on SOFR for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during the quarter ended March 31, 2024 and the Company expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three months ended March 31, 2024. There were no fair value hedges for the three months ended March 31, 2023.

Three Months Ended
March 31,
(in thousands)	2024
Loss on hedged items recorded in interest income on loans	$(6)
Gain on hedge recorded in interest income on loans	95

At March 31, 2024 and December 31, 2023, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges.

	March 31,	December 31,
(in thousands)	2024	2023
Loans receivable:
Carrying amount of the hedged assets(1)	$50,000	$50,000
Fair value hedging adjustment included in the carrying amount of the hedged assets	361	1,119
(1)	This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in the hedging relationships was $403.0 million and $410.3 million, respectively. The cumulative basis adjustments associated with these hedging relationships was $0.4 million and $1.1 million, respectively, and the amounts of the designated hedged items were $50.0 million and $50.0 million, respectively.

Credit-Risk-Related Contingent Features

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. As of March 31, 2024 and December 31, 2023, the Company posted $0.6 million and $2.2 million, respectively, in collateral to its counterparties in a net liability position. At March 31, 2024 and December 31, 2024, the Company received no collateral from its counterparties under the agreements in a net asset position.

11. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the three months ended March 31, 2024 and 2023:

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2024	$(1,466)	$(984)	$(2,450)
Other comprehensive income, before reclassification	271	886	1,157
Amount reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	271	886	1,157
Balance at March 31, 2024	$(1,195)	$(98)	$(1,293)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2023	$(715)	$—	$(715)
Other comprehensive loss, before reclassification	(226)	—	(226)
Amount reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	(226)	—	(226)
Balance at March 31, 2023	$(941)	$—	$(941)

There were no significant amounts reclassified out of accumulated other comprehensive (loss) income for the three months ended March 31, 2024 and 2023.

12. SUBSEQUENT EVENTS

On April 25, 2024, the Company entered into an agreement with a large shareholder to exchange up to 125,000 of such shareholder’s shares of voting common stock for newly issued and authorized shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock is nonvoting, but participates with the common stock on all dividends, if, when, and as declared by the Board of Directors.

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

The Bank operates as a locally headquartered, community-oriented bank, serving customers throughout the New York metro area from offices in Nassau, Suffolk, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York and Freehold in Monmouth County, New Jersey. We opened the Bank’s Hauppauge Business Banking Center in Hauppauge, Suffolk County, New York in May 2023. This location is the nexus of our expanded commercial lending and deposit activities that are integral to the ongoing diversification of our balance sheet as we fill the void left by the diminishing number of commercial banks in the NYC Metro area. During the fourth calendar quarter of 2023, we began offering business banking services to the legal, licensed cannabis industry in New York and other states in which cannabis is legally licensed under applicable state laws. We offer personal and business loans on a secured and unsecured basis, SBA and USDA guaranteed loans, revolving lines of credit, commercial mortgage loans, and one- to four-family non-qualified mortgages secured by primary and secondary residences that may be owner occupied or investment properties, home equity loans, bridge loans and other personal purpose loans.

The Bank works to provide more direct, personal attention to customers than management believes is offered by competing financial institutions, the majority of which are headquartered outside of the Bank’s primary trade area and are represented locally by branch offices. By striving to employ professional, responsive and knowledgeable staff, the Bank believes it offers a superior level of service to its customers. As a result of senior management’s availability for consultation on a daily basis, the Bank believes it offers customers quicker responses on loan applications and other banking transactions, as well as greater and earlier certainty as to whether these transactions will actually close, than competitors, whose decisions may take longer and be made in distant headquarters.

Historically, the Bank has generated additional income by strategically originating and selling residential and government guaranteed loans to other financial institutions at premiums, while also retaining servicing rights in some sales. However, with increases in interest rates in recent years, the demand by purchasers of residential loans for pools of loans declined, eliminating the Bank’s ability to sell residential loans in its portfolio on desirable terms. Commencing in late 2023, the Bank initiated development of a flow origination program under which the Bank expects to originate individual loans for sale to specific buyers, thereby positioning the Bank to resume residential loan sales and generate fee income to complement sale premiums earned from the origination of SBA loans. The Bank is an approved SBA Preferred Lender, enabling the Bank to process SBA applications under delegated authority from the SBA and enhancing the Bank’s ability to compete more effectively for SBA lending opportunities.

The pace of new residential loan applications is historically slower in the first quarter and was more so in the first quarter of 2024 due to our intentional and continued prioritization of loan pricing over loan volume. As volume builds as the year progresses and we commence originations under our flow lending program, we expect the volume of applications to grow. A more diversified residential lending program is expected to provide greater flexibility with respect to earnings, liquidity and asset management.

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

Financial Performance Summary

As of or for the three months ended March 31, 2024 and 2023

(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2024	2023
Revenue (1)	$16,511	$15,680
Non-interest expense	10,804	10,567
Provision for credit losses	300	932
Net income	4,061	3,209
Net income per share - diluted	0.55	0.43
Return on average assets	0.74%	0.68%
Return on average stockholders' equity (2)	8.70%	7.24%
Tier 1 leverage ratio	8.90%	9.79%
Common equity tier 1 risk-based capital ratio	12.99%	12.88%
Tier 1 risk-based capital ratio	12.99%	12.88%
Total risk-based capital ratio	14.19%	13.93%
Tangible common equity ratio (non-GAAP) (2)	7.43%	7.84%
Total stockholders' equity/total assets (3)	8.21%	8.71%
(1)	Represents net interest income plus total non-interest income.
(2)	Includes common stock and Series A preferred stock.
(3)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.

At March 31, 2024 the Company, on a consolidated basis, had total assets of $2.3 billion, total deposits of $1.9 billion and total stockholders’ equity of $189.5 million. The Company recorded net income of $4.1 million, or $0.55 per diluted share (including Series A preferred shares), for the three months ended March 31, 2024 compared to net income of $3.2 million, or $0.43 per diluted share (including Series A preferred shares), for the same period in 2023.

The $0.9 million increase in earnings for the three months ended March 31, 2024, versus the comparable 2023 period resulted primarily from a $1.8 million increase in non-interest income and a $0.6 million decrease in the provision for credit losses expense, which were partially offset by a $1.0 million decrease in net interest income, reflecting the continued impact of higher funding costs resulting from the rapid rise in interest rates driven by the Federal Reserve, a $0.3 million increase in income tax expense and a $0.2 million increase in non-interest expense.

The Company’s return on average assets and return on average stockholders’ equity were 0.74% and 8.70%, respectively, for the three months ended March 31, 2024, versus 0.68% and 7.24%, respectively, for the comparable 2023 period.

Total non-accrual loans at March 31, 2024 were $14.9 million, or 0.74% of total loans, compared to $14.5 million, or 0.74% of total loans at December 31, 2023 and $10.3 million, or 0.58% of total loans, at March 31, 2023. The allowance for credit losses as a percentage of total non-accrual loans amounted to 134%, 136% and 144% at March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

The Company’s operating efficiency ratio was 65.4% for the three months ended March 31, 2024, versus 67.4% a year ago. The improvement in the operating efficiency ratio was due to the increase in non-interest income, which was partially offset by a decrease in net interest income resulting from the rapid rise in market interest rates and an increase in non-interest expense.

Critical Accounting Policies, Judgments and Estimates - To prepare financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Critical accounting estimates are accounting estimates where (a) the nature of the estimate is material due to levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (b) the impact of the estimate on financial condition or operating performance is material. Significant accounting policies followed by the Company are presented in Note 1 – Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and in Note 1 – Accounting Policies of this Form 10-Q.

Commencing on October 1, 2023 the Company adopted CECL which changed the Company’s critical accounting policies and estimates from policies regarding the calculation of the allowance for loan losses to policies regarding the calculation of an allowance for credit losses.

Allowance for Credit Losses

On October 1, 2023, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and judgment and is reviewed on a quarterly basis. When management is reasonably certain that a loan balance is not fully collectable, an analysis is completed and a specific reserve may be established or a full or partial charge off could be recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecast. Expected credit losses are estimated over the contractual term of the loans and adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include changes in lending policies and procedures, size and composition of the portfolio, experience and depth of lending management and the effect of external factors such as competition, legal and regulatory requirements, among others. The allowance is available for any loan that, in management’s judgment, should be charged off. Although management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Company to make additional provisions for credit losses based upon information available to them at the time of their examination. The Bank considers its primary lending area to be the New York metro area. A substantial portion of the Bank’s loans are secured by real estate in these areas. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market and economic conditions in this region. Future adjustments to the provision for credit losses and allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

Financial Condition – Total assets of the Company were $2.3 billion at March 31, 2024 and $2.3 billion at December 31, 2023. Total securities available for sale at March 31, 2024 was $92.7 million, an increase of $31.3 million from December 31, 2023, primarily driven by growth in U.S. Treasury securities. Total loans at March 31, 2024 were $2.0 billion, compared to total loans of $2.0 billion at December 31, 2023. Total deposits were $1.9 billion at March 31, 2024, versus $1.9 billion at December 31, 2023. Total borrowings and subordinated debt at March 31, 2024 were $173.6 million, including $126.7 million of outstanding FHLB advances, compared to $153.6 million at December 31, 2023.

For the three months ended March 31, 2024, the Company’s loan portfolio, net of sales, grew by $48.3 million to $2.0 billion. At March 31, 2024, the residential loan portfolio amounted to $756.9 million, or 37.7% of total loans. Commercial real estate loans, including multi-family loans and construction and land development loans, total $1.1 billion or 56.1% of total loans at March 31, 2024. Commercial and industrial loans, including PPP loans, totaled $123.4 million or 6.2% of total loans. The Company’s commercial real estate concentration ratio continued its steady decline, decreasing to 416% of capital at March 31, 2024 from 432% of capital at December 31, 2023, with loans secured by office space totaling 2.3% of the loan portfolio and $46.0 million. This portfolio included less than $400 thousand of exposure in Manhattan office space. A significant portion of the Bank’s commercial real estate portfolio consists of loans secured by Multi-Family and CRE-Investor owned real estate that are predominantly subject to fixed interest rates for an initial period of 5 years. The Bank’s exposure to Land/Construction loans is minor at $10 million, all at floating interest rates, and CRE-owner occupied loans have a sizable mix of floating rates.

Total deposits were $1.9 billion at March 31, 2024, versus $1.9 billion at December 31, 2023, reflecting an increase of $12.7 million or 0.7%. Our loan to deposit ratio was 105% at March 31, 2024 and 103% at December 31, 2023. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 75.8% and 72.6% of total deposits at March 31, 2024 and December 31, 2023, respectively. At those dates, demand deposit balances represented 10.6% and 10.9% of total deposits. Although core deposits grew to $1.5 billion as of March 31, 2024 from $1.4 billion as of December 31, 2023, demand deposit balances decreased from $207.8 million to $202.9 million during the same period. This decrease was confined to deposits made by residential loan borrowers in anticipation of residential loan closings. These funds comprise the equity residential borrowers are required to contribute to residential loan closings and the volume of these deposits rises and falls in proportion to the volume of anticipated residential loan closings. As the pace of residential lending increases, the volume of demand deposits will increase accordingly. Demand deposits, net of balances related to residential loan closings, grew to $180.4 million as of March 31, 2024 from $166.4 million as of December 31, 2023, an increase of 8.5%. The Company’s municipal deposit program is built on long-standing relationships developed in the local marketplace. This core deposit business will continue to provide a stable source of funding for the Company’s lending products at costs lower than both consumer deposits and market-based borrowings. The Company continues to broaden its municipal deposit base and currently services 37 customer relationships. At March 31, 2024, total municipal deposits were $576.3 million, representing 30.1% of total deposits, compared to $528.1 million at December 31, 2023, representing 27.7% of total deposits. Total municipal deposits increased by $48.3 million or 9.1% from December 31, 2023 pirmarily due to seasonal variations. The weighted average rate on the municipal deposit portfolio was 4.65% at March 31, 2024.

Borrowings at March 31, 2024 were $149.0 million, including $2.3 million in PPPLF funding, versus $129.0 million, including $2.3 million in PPPLF funding at December 31, 2023. At March 31, 2024, the Company had $126.7 million of outstanding FHLB advances as compared to $126.7 million at December 31, 2023. The Company had $20.0 million in borrowings outstanding under lines of credit with correspondent banks at March 31, 2024 and none at December 31, 2023. The Company utilizes a number of strategies to manage interest rate risk, including interest rate swap agreements which currently provide a benefit to net interest income.

Liquidity and Capital Resources – Liquidity management is defined as the ability of the Company and the Bank to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve, FHLB and correspondent banks, which totaled $136.5 million and $177.2 million at March 31, 2024 and December 31, 2023, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit. At March 31, 2024, liquidity sources, which include cash and unencumbered securities and secured and unsecured funding capacity, totaled $644.1 million, representing approximately 265% of uninsured deposit balances.

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

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At March 31, 2024, total deposits were $1.9 billion, of which $437.0 million were time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. Insured and collateralized deposits, which include municipal deposits, accounted for approximately 87% of total deposits at March 31, 2024. At March 31, 2024 and December 31, 2023, the Company had $149.0 million and $129.0 million, respectively, in borrowings outstanding.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. Daily, management receives a current cash position update to ensure that all obligations are satisfied. On a weekly basis, appropriate senior management receives a current liquidity position report and a ninety day forecasted cash flow to ensure that all short-term obligations will be met and there is sufficient liquidity available. At March 31, 2024, the Bank had a total of $126.7 million in term and overnight borrowings outstanding with the FHLB. At March 31, 2024, the Bank had access to an additional $118.0 million in FHLB lines of credit. At March 31, 2024, the Bank’s borrowings from the Federal Reserve’s PPPLF were $2.3 million. At March 31, 2024, the Bank had access to approximately $72 million in unsecured lines of credit extended by correspondent banks, if needed, for short-term funding purposes. The Company had $20.0 million in borrowings outstanding under lines of credit with correspondent banks at March 31, 2024.

Our sources of wholesale funding included brokered certificates of deposit, listing service certificates of deposit and insured cash sweep (“ICS”) reciprocal deposits in excess of 20% of total liabilities, which balances totaled approximately $91.8 million, $8.2 million and $0, or 4.8%, 0.4% and 0.0% of total deposits, respectively, at March 31, 2024. We utilized brokered certificates of deposit and listing service certificates of deposit as alternatives to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our brokered certificates of deposit, we utilized interest rate swap contracts to effectively extend their duration and to fix their cost.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over the short and long terms. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $189.5 million at March 31, 2024 compared to $184.8 million at December 31, 2023. The $4.7 million increase was primarily due to an increase of $3.3 million in retained earnings and a decrease of $1.2 million in accumulated other comprehensive loss. The increase in retained earnings was due primarily to net income of $4.1 million for the quarter ended March 31, 2024, which was offset by $0.7 million of dividends declared. The accumulated other comprehensive loss at March 31, 2024 was 0.68% of total equity and was comprised of a $1.2 million after tax net unrealized loss on the investment portfolio and a $0.1 million after tax net unrealized loss on derivatives.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 8.90%, 12.99%, 12.99% and 14.19%, respectively, at March 31, 2024, exceeding all regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. At March 31, 2024, the Bank’s capital buffer was in excess of requirements.

On October 5, 2023, the Company announced that the Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has not made any stock repurchases under the program. The remaining buyback authority under the share repurchase program remained at 366,050 shares as of March 31, 2024.

The Company’s total stockholders’ equity to total assets ratio and tangible common equity to tangible assets ratio (“TCE ratio”) were 8.21% and 7.43%, respectively, at March 31, 2024, versus 8.14% and 7.35%, respectively, at December 31, 2023 and 8.71% and 7.84%, respectively, at March 31, 2023. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP TCE ratio presented herein. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total stockholders’ equity and tangible assets to U.S. GAAP total assets at March 31, 2024 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity (3)	$189,543	Total assets	$2,307,508	8.21%	(1)
Less: goodwill	(19,168)	Less: goodwill	(19,168)
Less: core deposit intangible	(295)	Less: core deposit intangible	(295)
Tangible common equity (3)	$170,080	Tangible assets	$2,288,045	7.43%	(2)
(1)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio
(3)	Includes common stock and Series A preferred stock.

All dividends must conform to applicable statutory and regulatory requirements. The Company’s ability to pay dividends to stockholders depends on the Bank’s ability to pay dividends to the Company. Additionally, the ability of the Bank to pay dividends to the Company is subject to certain regulatory restrictions. Under New York law, a bank may pay a dividend on its common stock only out of net profits, and must obtain the approval of the Superintendent of the DFS if the total of all dividends declared by a bank or trust company in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

The Company’s Board of Directors approved the declaration of a $0.10 per share cash dividend on both common and Series A preferred shares payable on May 15, 2024 to stockholders of record on May 8, 2024.

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

Commitments to extend credit are agreements to lend to customers provided there are no violations of material conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2024 and December 31, 2023, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $136 million and $147 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2024 and December 31, 2023, letters of credit outstanding were approximately $0.9 million and $3.9 million, respectively.

Results of Operations – Comparison of the Three Months Ended March 31, 2024 and 2023 – The Company recorded net income of $4.1 million during the three months ended March 31, 2024, versus net income of $3.2 million in the comparable three month period a year ago. The increase in earnings for the three months ended March 31, 2024, versus the comparable 2023 quarter resulted primarily from a $1.8 million increase in non-interest income and a $0.6 million decrease in the provision for credit losses expense, which were partially offset by a $1.0 million decrease in net interest income, a $0.3 million increase in income tax expense and a $0.2 million increase in non-interest expense.

Net Interest Income and Margin

The $1.0 million decline in net interest income for the three months ended March 31, 2024, versus the comparable 2023 quarter was largely due to the compression of the Company’s net interest margin to 2.41% in the 2024 quarter from 3.04% in the comparable 2023 quarter. The yield on interest earning assets increased to 6.03% in the 2024 quarter from 5.47% in the comparable 2023 quarter, an increase of 56 basis points. This increase was offset by a 139 basis point increase in the cost of interest-bearing liabilities to 4.33% in 2024 from 2.94% in the first quarter of 2023. The rapid rise in interest rates driven by the Federal Reserve and, to a lesser extent, the Company’s decision to maintain increased liquidity due to market conditions resulted in the higher cost of funds.

NET INTEREST INCOME ANALYSIS

For the Three Months Ended March 31, 2024 and 2023

(dollars in thousands)

	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(1)	Balance	Interest	Yield/Cost(1)
Assets:
Interest-earning assets
Loans(2)	$1,984,075	$29,737	6.03%	$1,766,679	$23,941	5.50%
Investment securities	94,845	1,457	6.18%	16,408	198	4.89%
Interest-earning cash	74,672	1,014	5.46%	68,308	788	4.68%
FHLB stock and other investments	9,243	224	9.75%	6,387	133	8.45%
Total interest-earning assets	2,162,835	32,432	6.03%	1,857,782	25,060	5.47%
Non interest-earning assets:
Cash and due from banks	7,945			9,809
Other assets	49,941			54,014
Total assets	$2,220,721			$1,921,605

Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$1,161,191	$12,933	4.48%	$1,012,839	$7,792	3.12%
Time deposits	486,779	4,962	4.10%	408,646	2,383	2.36%
Total interest-bearing deposits	1,647,970	17,895	4.37%	1,421,485	10,175	2.90%
Borrowings	137,788	1,276	3.72%	88,134	627	2.89%
Subordinated debentures	24,639	326	5.32%	24,586	334	5.51%
Total interest-bearing liabilities	1,810,397	19,497	4.33%	1,534,205	11,136	2.94%
Demand deposits	194,672			182,199
Other liabilities	27,959			25,291
Total liabilities	2,033,028			1,741,695
Stockholders' equity	187,693			179,910
Total liabilities and stockholders' equity	$2,220,721			$1,921,605
Net interest rate spread(3)			1.70%			2.53%
Net interest income/margin(4)		$12,935	2.41%		$13,924	3.04%
(1)	Annualized.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Provision and Allowance for Credit losses

The Company recorded a $0.3 million provision for credit losses expense for the three months ended March 31, 2024, versus $1.0 million recorded for the comparable period in 2023. The allowance for credit losses increased by $0.2 million, or 1.1%, to $19.9 milion, or 0.99% of total loans at March 31, 2024, from $19.7 million, or 1.00% of total loans at December 31, 2023. The increase in the allowance for credit losses on loans is mostly attributable to additional provisioning related to increased loan volume. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income increased by $1.8 million for the three months ended March 31, 2024 versus the comparable 2023 period. This increase was driven by a $1.5 million increase in net gain on sale of loans reflecting the strengthening of secondary market premiums for sales of SBA loans. For the three months ended March 31, 2024 and 2023, the Company sold the government guaranteed portion of SBA loans totaling approximately $26.7 million and $12.8 million, respectively, recognizing net gains of $2.5 million and $1.0 million, respectively.

Non-Interest Income

For the three months ended March 31, 2024 and 2023

	Three months ended
	March 31,
(in thousands)	2024	2023
Loan servicing and fee income	$913	$539
Service charges on deposit accounts	96	67
Net gain on sale of loans held for sale	2,506	995
Other income	61	155
Total non-interest income	$3,576	$1,756

Non-interest Expense

Total non-interest expense increased by $0.2 million for the three months ended March 31, 2024 versus the comparable 2023 quarter. The increase in non-interest expense was primarily in occupancy and equipment.

Non-Interest Expense

For the three months ended March 31, 2024 and 2023

	Three months ended
	March 31,
(in thousands)	2024	2023
Salaries and employee benefits	$5,562	$5,564
Occupancy and equipment	1,770	1,537
Data processing	518	441
Professional fees	818	881
Federal deposit insurance premiums	318	358
Other expenses	1,818	1,786
Total non-interest expense	$10,804	$10,567

The Company recorded income tax expense of $1.4 million for an effective tax rate of 24.9% for the three months ended March 31, 2024, versus income tax expense of $1.0 million for an effective tax rate of 23.2% in the comparable 2023 period. The increase in the effective tax rate is due to increased business in other states, related to our SBA and USDA lending program.

Asset Quality - Total non-accrual loans at March 31, 2024 were $14.9 million, or 0.74% of total loans, compared to $14.5 million, or 0.74% of total loans at December 31, 2023 and $10.3 million, or 0.58% of total loans, at March 31, 2023. The allowance for credit losses as a percentage of total non-accrual loans amounted to 134%, 136% and 144% at March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

Total accruing loans delinquent 30 days or more, amounted to $16.9 million, $13.9 million and $9.0 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

Total loans having credit risk ratings of Special Mention and Substandard were $42.8 million at March 31, 2024, versus $42.4 million at December 31, 2023. The Company’s Special Mention and Substandard loans were comprised of residential real estate, multi-family, commercial real estate loans and commercial and industrial loans (including SBA facilities) at March 31, 2024. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At March 31, 2024, the Company’s allowance for credit losses amounted to $19.9 million or 0.99% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 1.00% at December 31, 2023 and 0.83% at March 31, 2023. The Company recorded net loan charge-offs of $85 thousand during the three months ended March 31, 2024 versus net loan recoveries of $677 thousand for the three months ended December 31, 2023. The Company recorded net loan charge-offs of $457 thousand during the three months ended March 31, 2023.

The Company recorded a $0.3 million provision for credit losses expense for the three months ended March 31, 2024, versus $1.0 million recorded for the comparable period in 2023. Additional information regarding the ACL and the associated provisions recognized during the quarters ended March 31, 2024 and 2023 is presented in Note 4 to the unaudited consolidated financial statements. (See also Critical Accounting Policies, Judgments and Estimates contained herein).

ASSET QUALITY

March 31, 2024 versus December 31, 2023 and March 31, 2023

(dollars in thousands)

	As of or for the three months ended
	3/31/2024	12/31/2023	3/31/2023
Non-accrual loans	$14,878	$14,451	$10,317
Non-accrual loans held for sale	—	—	—
Loans greater than 90 days past due and accruing	3,010	—	714
Other real estate owned	—	—	—
Total non-performing assets (1)	$17,888	$14,451	$11,031

Loans held for sale	$7,641	$8,904	$—
Loans held for investment	2,005,515	1,957,199	1,787,365

Allowance for credit losses: (2)
Beginning balance	$19,658	$14,686	$14,404
CECL implementation one-time adjustment	—	4,095	—
Provision	300	200	932
Charge-offs	(90)	—	(457)
Recoveries	5	677	—
Ending balance	$19,873	$19,658	$14,879

Allowance for credit losses as a % of total loans (3)	0.99%	1.00%	0.83%

Allowance for credit losses as a % of non-accrual loans (3)	134%	136%	144%

Non-accrual loans as a % of total loans (3)	0.74%	0.74%	0.58%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	0.89%	0.74%	0.62%

Non-performing assets as a % of total assets	0.78%	0.64%	0.53%

Non-performing assets to total loans held for sale and investment	0.89%	0.74%	0.62%
(1)	Non-performing assets defined as non-accrual loans, non-accrual loans held for sale, loans greater than 90 days past due and accruing and other real estate owned.
(2)	The Company adopted CECL effective October 1, 2023.
(3)	Excludes loans held for sale.

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

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at March 31, 2024 (dollars in thousands). The results are within the Company’s policy limits.

At March 31, 2024
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII(1)

(basis points)	EVE	Amount	%	(basis points)	NII(1)	Amount	%
+400	$125,910	$(77,939)	(38.2)	+400	$42,825	$(11,673)	(21.4)
+300	146,772	(57,077)	(28.0)	+300	45,749	(8,749)	(16.1)
+200	165,154	(38,695)	(19.0)	+200	48,738	(5,760)	(10.6)
+100	185,302	(18,547)	(9.1)	+100	51,694	(2,804)	(5.1)
0	203,849			0	54,498
-100	217,193	13,344	6.5	-100	56,717	2,219	4.1
(1)	Assumes 12 month time horizon.

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

Effective October 1, 2023, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses Topic 326: Measurement of Credit Losses on Financial Instruments. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. Other than as described above, there have been no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) Issuer Purchases of Equity Securities

On October 5, 2023, the Company announced that the Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has not made any stock repurchases under the program. The remaining buyback authority under the share repurchase program remained at 366,050 shares as of March 31, 2024.

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

HANOVER BANCORP, INC.

Dated: May 14, 2024	/s/ Michael P. Puorro
Michael P. Puorro
Chairman & Chief Executive Officer
(principal executive officer)

Dated: May 14, 2024	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)