Form 10-Q
period 2024-06-30
Hanover Bancorp, Inc. /NY
filed 2024-08-13
CIK 1828588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	7,125,663 Shares
(Title of Class)	(Outstanding as of July 31, 2024)

HANOVER BANCORP, INC.

Form 10-Q

PART I

ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Cash and non-interest-bearing deposits due from banks	$8,401	$10,277
Interest-bearing deposits due from banks	132,714	166,407
Federal funds sold	—	523
Total cash and cash equivalents	141,115	177,207
Securities held to maturity, fair value of $3,688 at June 30, 2024 and $3,835 at December 31, 2023 (net of allowance for credit losses of $0 at June 30, 2024 and December 31, 2023)	3,902	4,041
Securities available for sale, at fair value (net of allowance for credit losses of $0 at June 30, 2024 and December 31, 2023)	98,813	61,419
Loans held for sale	11,615	8,904
Loans	2,012,954	1,957,199
Allowance for credit losses	(23,644)	(19,658)
Loans, net	1,989,310	1,937,541
Premises and equipment, net	16,541	15,886
Operating lease assets	9,210	9,754
Accrued interest receivable	12,478	11,915
Prepaid post retirement plan	3,440	3,503
Stock in Federal Home Loan Bank ("FHLB"), at cost	9,566	8,612
Goodwill	19,168	19,168
Other intangible assets	279	311
Loan servicing rights	5,465	4,668
Deferred income taxes, net	2,206	2,463
Other assets	7,990	4,668
TOTAL ASSETS	$2,331,098	$2,270,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$199,835	$207,781
Savings, NOW and money market	1,277,989	1,174,616
Time	464,105	522,198
Total deposits	1,941,929	1,904,595
Borrowings	148,953	128,953
Subordinated debentures ($25,000 face amount less unamortized debt issuance costs of $338 and $365 at June 30, 2024 and December 31, 2023, respectively)	24,662	24,635
Operating lease liabilities	9,911	10,459
Accrued interest payable	1,641	1,724
Other liabilities	13,930	14,864
TOTAL LIABILITIES	2,141,026	2,085,230
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, Series A (par value $0.01; 15,000,000 shares authorized; issued and outstanding 275,000 and 150,000 at June 30, 2024 and December 31, 2023, respectively)	5,041	2,963
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 7,127,163 and 7,195,012 at June 30, 2024 and December 31, 2023, respectively)	71	72
Surplus	124,316	125,694
Retained earnings	61,971	58,551
Accumulated other comprehensive loss, net of tax	(1,327)	(2,450)
TOTAL STOCKHOLDERS' EQUITY	190,072	184,830
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,331,098	$2,270,060

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans	$31,124	$25,581	$60,861	$49,522
Taxable securities	1,534	198	2,991	396
Other interest income	762	2,680	2,000	3,601
Total interest income	33,420	28,459	65,852	53,519
INTEREST EXPENSE
Savings, NOW and money market deposits	12,667	9,905	25,600	17,697
Time deposits	4,910	3,214	9,872	5,597
Borrowings	2,596	1,835	4,198	2,796
Total interest expense	20,173	14,954	39,670	26,090
Net interest income	13,247	13,505	26,182	27,429
Provision for credit losses (1)	4,040	500	4,340	1,432
Net interest income after provision for credit losses	9,207	13,005	21,842	25,997
NON-INTEREST INCOME
Loan servicing and fee income	836	811	1,749	1,350
Service charges on deposit accounts	114	70	210	137
Gain on sale of loans held-for-sale	2,586	1,052	5,092	2,047
Gain on sale of securities available-for-sale	4	—	4	—
Other income	82	41	143	196
Total non-interest income	3,622	1,974	7,198	3,730
NON-INTEREST EXPENSE
Salaries and employee benefits	6,499	5,405	12,061	10,969
Occupancy and equipment	1,843	1,587	3,613	3,124
Data processing	495	576	1,013	1,017
Professional fees	717	781	1,535	1,662
Federal deposit insurance premiums	365	357	683	715
Other expenses	1,751	1,860	3,569	3,646
Total non-interest expense	11,670	10,566	22,474	21,133
Income before income tax expense	1,159	4,413	6,566	8,594
Income tax expense	315	1,319	1,661	2,291
NET INCOME	$844	$3,094	$4,905	$6,303
Earnings per share:
BASIC	$0.11	$0.42	$0.67	$0.86
DILUTED	$0.11	$0.42	$0.66	$0.85

(1)	Commencing on October 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to October 1, 2023 the calculation was based on the the incurred loss methodology. Refer to Note 1 for further discussion.

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$844	$3,094	$4,905	$6,303
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Change in unrealized gain (loss) on securities available for sale arising during the period, net of tax of ($56), ($163), $20 and ($224), respectively	(201)	(579)	70	(805)
Reclassification adjustment for gains realized in net income, net of tax of $1, $0, $1 and $0, respectively	(3)	—	(3)	—
Net change in unrealized gains (losses) on securities available for sale	(204)	(579)	67	(805)
Unrealized gains on cash flow hedges:
Change in unrealized gain on cash flow hedges arising during the period, net of tax of $46, $31, $291 and $31, respectively	170	111	1,056	111
Total other comprehensive income (loss), net of tax	(34)	(468)	1,123	(694)
Total comprehensive income, net of tax	$810	$2,626	$6,028	$5,609

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three and Six Months Ended June 30, 2024
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net of Tax	Equity
Balance at January 1, 2024	7,195,012	$2,963	$72	$125,694	$58,551	$(2,450)	$184,830
Net income	—	—	—	—	4,061	—	4,061
Other comprehensive income, net of tax	—	—	—	—	—	1,157	1,157
Cash dividends declared ($0.10 per share)	—	—	—	—	(741)	—	(741)
Stock-based compensation	—	—	—	381	—	—	381
Stock awards granted, net of forfeitures	52,491	—	—	—	—	—	—
Shares received related to tax withholding	(8,292)	—	—	(145)	—	—	(145)
Exercise of stock options, net	3,201	—	—	—	—	—	—
Balance at March 31, 2024	7,242,412	$2,963	$72	$125,930	$61,871	$(1,293)	$189,543

Net income	—	—	—	—	844	—	844
Other comprehensive loss, net of tax	—	—	—	—	—	(34)	(34)
Cash dividends declared ($0.10 per share)	—	—	—	—	(744)	—	(744)
Stock-based compensation	—	—	—	401	—	—	401
Stock awards granted, net of forfeitures	3,147	—	—	—	—	—	—
Shares received related to tax withholding	(453)	—	—	(8)	—	—	(8)
Preferred stock issued in exchange for common stock	(125,000)	2,078	(1)	(2,077)	—	—	—
Exercise of stock options, net	7,057	—	—	70	—	—	70
Balance at June 30, 2024	7,127,163	$5,041	$71	$124,316	$61,971	$(1,327)	$190,072

	For the Three and Six Months Ended June 30, 2023
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net of Tax	Equity
Balance at January 1, 2023	7,149,000	$2,963	$71	$124,235	$51,074	$(715)	$177,628
Net income	—	—	—	—	3,209	—	3,209
Other comprehensive loss, net of tax	—	—	—	—	—	(226)	(226)
Cash dividends declared ($0.10 per share)	—	—	—	—	(738)	—	(738)
Stock-based compensation	—	—	—	794	—	—	794
Stock awards granted, net of forfeitures	39,513	—	1	(1)	—	—	—
Shares received related to tax withholding	(7,421)	—	—	(145)	—	—	(145)
Balance at March 31, 2023	7,181,092	$2,963	$72	$124,883	$53,545	$(941)	$180,522

Net income	—	—	—	—	3,094	—	3,094
Other comprehensive loss, net of tax	—	—	—	—	—	(468)	(468)
Cash dividends declared ($0.10 per share)	—	—	—	—	(735)	—	(735)
Stock-based compensation	—	—	—	401	—	—	401
Stock awards granted	3,500	—	—	—	—	—	—
Shares received related to tax withholding	(472)	—	—	(8)	—	—	(8)
Balance at June 30, 2023	7,184,120	$2,963	$72	$125,276	$55,904	$(1,409)	$182,806

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$4,905	$6,303
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (1)	4,340	1,432
Depreciation and amortization	1,097	876
Amortization of right-of-use assets	544	807
Net gain on sale of securities available-for-sale	(4)	—
Stock-based compensation	782	1,195
Net gain on sale of loans held-for-sale	(5,092)	(2,047)
Net amortization (accretion) of premiums, discounts and loan fees and costs	637	(618)
Amortization of intangible assets	32	37
Amortization of debt issuance costs	27	27
Loan servicing rights valuation adjustments	281	519
Deferred tax expense	—	865
Increase in accrued interest receivable	(563)	(659)
Increase in other assets	(3,043)	(632)
(Decrease) increase in accrued interest payable	(83)	400
(Decrease) increase in other liabilities	(1,132)	1,669
Payments on operating leases	(548)	(754)
Net cash provided by operating activities	2,180	9,420
Cash flows from investing activities:
Purchases of securities available-for-sale	(398,256)	—
Purchases of restricted securities, net	(954)	(3,573)
Proceeds from sales of securities available-for-sale	868	—
Principal repayments of securities held to maturity	137	154
Principal repayments of securities available-for-sale	360,023	26
Proceeds from sales of loans	66,172	27,413
Net increase in loans	(120,426)	(102,167)
Purchases of premises and equipment	(1,752)	(2,246)
Net cash used in investing activities	(94,188)	(80,393)
Cash flows from financing activities:
Net increase in deposits	37,476	76,237
Proceeds from term FHLB advances	—	100,725
Repayments of term FHLB advances	(5,000)	(8,800)
Proceeds from Federal Reserve Bank borrowings	20,000	—
Repayments of Federal Reserve Bank borrowings	(20,000)	(4,334)
Proceeds (repayments) of other short-term borrowings, net	25,000	(32,000)
Payments related to tax withholding for equity awards	(153)	(153)
Cash dividends paid	(1,477)	(1,467)
Proceeds from exercise of stock options	70	—
Net cash provided by financing activities	55,916	130,208
(Decrease) increase in cash and cash equivalents	(36,092)	59,235
Cash and cash equivalents, beginning of period	177,207	152,298
Cash and cash equivalents, end of period	$141,115	$211,533
Supplemental cash flow information:
Interest paid	$39,753	$25,690
Income taxes paid	2,604	3,822
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$63,791	$25,366
Preferred stock issued in exchange for common stock	2,078	—
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Hanover Bancorp, Inc. (the “Company”), is a New York corporation which is the holding company for Hanover Community Bank (the “Bank”). The Bank, headquartered in Mineola, New York, is a New York State chartered bank. The Bank commenced operations on November 4, 2008 and is a full-service bank providing personal and business lending and deposit services. As a New York State chartered, non-Federal Reserve member bank, the Bank is subject to regulation by the New York State Department of Financial Services (“DFS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB”). At the Company’s annual shareholder meeting held on March 5, 2024, the shareholders approved a change in its state of incorporation from the State of New York to the State of Maryland subject to regulatory approval, which remains pending.

Basis of Presentation

In October 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31. The Company’s current fiscal year is the calendar year January 1, 2024 through December 31, 2024 (fiscal year 2024).

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of June 30, 2024, its consolidated statements of income for the three and six months ended June 30, 2024 and 2023, its consolidated statements of comprehensive income for the three and six months ended June 30, 2024 and 2023, its consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and its consolidated statements of cash flows for the six months ended June 30, 2024 and 2023. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had an immaterial effect on the Company’s consolidated financial statements and had no effect on prior period net income or stockholders’ equity.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results for any other interim period or of the results for the full fiscal year 2024. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Alowance for Credit Losses – Held-to-Maturity Securities – Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $11 thousand and $9 thousand at June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

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

Accrued interest receivable on available-for-sale debt securities totaled $0.9 million and $0.8 million at June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

Loans and Loan Interest Income Recognition - Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs and an allowance for credit losses. The loan portfolio is segmented into residential real estate, multi-family, commercial real estate, commercial and industrial, construction and land development, and consumer loans. Accrued interest receivable totaled $11.2 million and $10.8 million at June 30, 2024 and December 31, 2023, respectively, and was reported in Accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the estimate of credit losses. Interest income on loans is accrued on the unpaid principal balance and credited to income as earned. Interest income on loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent. Net loan origination fees and costs are deferred and accreted/amortized to interest income over the contractual life of loans using the level-yield method, adjusted for actual prepayments.

Loans Held for Sale – Mortgage and SBA and other government guaranteed loans originated and intended for sale in the secondary market are carried at estimated fair value as determined by outstanding commitments from investors. Periodically, the Company originates various residential mortgage loans for sale to investors generally on a servicing released basis. The sale of such loans is generally arranged through a master commitment on a best-efforts basis. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Premiums, discounts, origination fees and costs on loans held for sale are deferred and recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held for sale are included in non-interest income, recognized on settlement date and are determined to be the difference between the sale proceeds and the carrying value of the loans. These transactions are accounted for as sales based on satisfaction of the criteria for such accounting which provides that, as transferor, the Company has surrendered control of the loans.

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

The quantitative component of the estimate relies on the statistical relationship between the projected value of an economic indicator and the implied historical loss experience among a curated group of peers. The Company utilized regression analyses of peer data, in which the Company was included, and where observed credit losses and selected economic factors were used to determine suitable loss drivers for modeling the lifetime rates of probability of default (PD). A loss given default rate (LGD) is assigned to each pool for each period based on these PD outcomes. The model primarily utilizes an expected discounted cash flow (DCF) analysis with a remaining life (RL) approach used limitedly. The DCF analysis is run at the instrument-level and incorporates an array of loan-specific data points and segment-implied assumptions to determine the lifetime expected loss attributable to each instrument. An implicit "hypothetical loss" is derived for each period of the DCF, and helps establish the present value of future cash flows for each period. The reserve applied to a specific instrument is the difference between the sum of the present value of future cash flows and the amortized cost basis of the loan at the measurement date. The RL approach utilizes projected loss rates based on the remaining life of a loan pool. It is utilized when a regression analysis could not provide adequate correlation of PD and external economic factors on which to base projected losses.

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

Allowance for Credit losses on Off-Balance Sheet Credit Exposures – The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is reported on the Consolidated Statements of Financial Condition in the other liabilities section and is adjusted through a provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the commitment’s estimated useful life.

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

In December 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” that extends the period of time preparers can utilize the reference rate reform relief guidance. In 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when LIBOR would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. For all entities, the amendments in ASU 2022-06 are effective upon issuance. The Company adopted this ASU on July 1, 2023. The adoption of this standard did not have material effect on the Company’s operating results or financial condition.

Standards That Have Not Yet Been Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which will require public business entities to disclose annually a tabular rate reconciliation, including specific items such as state and local income tax, tax credits, nontaxable or nondeductible items, among others, and a separate disclosure requiring disaggregation of reconciling items as described above which equal or exceed 5% of the product of multiplying income from continuing operations by the applicable statutory income tax rate. The ASU is effective for all public business entities for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

The Company’s basic and diluted EPS calculations for the three and six months ended June 30, 2024 and 2023 are as follows. There were no stock options that were antidilutive for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023

Net income available to common stockholders	$844	$3,094	$4,905	$6,303
Less: Dividends paid and earnings allocated to participating securities	(21)	(103)	(155)	(240)
Income attributable to common stock	$823	$2,991	$4,750	$6,063
Weighted average common shares outstanding, including participating securities	7,399,816	7,332,090	7,388,021	7,328,085
Less: Weighted average participating securities	(244,434)	(262,200)	(251,100)	(287,690)
Weighted average common shares outstanding	7,155,382	7,069,890	7,136,921	7,040,395
Basic EPS	$0.11	$0.42	$0.67	$0.86

Income attributable to common stock	$823	$2,991	$4,750	$6,063
Weighted average common shares outstanding	7,155,382	7,069,890	7,136,921	7,040,395
Weighted average common equivalent shares outstanding	49,294	75,523	50,213	77,735
Weighted average common and equivalent shares outstanding	7,204,676	7,145,413	7,187,134	7,118,130
Diluted EPS	$0.11	$0.42	$0.66	$0.85

3. SECURITIES

The following tables summarize the amortized cost, fair value and allowance for credit losses of securities available for sale and securities held to maturity at June 30, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

	June 30, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. Treasury securities	$29,923	$3	$—	$—	$29,926
U.S. GSE residential mortgage-backed securities	2,866	—	(167)	—	2,699
Collateralized loan obligations	50,296	270	—	—	50,566
Corporate bonds	17,515	9	(1,902)	—	15,622
Total available for sale securities	$100,600	$282	$(2,069)	$—	$98,813

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,372	$—	$(100)	$1,272	$—
U.S. GSE commercial mortgage-backed securities	2,530	—	(114)	2,416	—
Total held to maturity securities	$3,902	$—	$(214)	$3,688	$—

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$309	$—	$(108)	$—	$201
Collateralized loan obligations	50,283	82	(99)	—	50,266
Corporate bonds	12,700	—	(1,748)	—	10,952
Total available for sale securities	$63,292	$82	$(1,955)	$—	$61,419

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,480	$—	$(96)	$1,384	$—
U.S. GSE commercial mortgage-backed securities	2,561	—	(110)	2,451	—
Total held to maturity securities	$4,041	$—	$(206)	$3,835	$—

The amortized cost and fair value of investment securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single date are shown separately.

	June 30, 2024
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Due in one year or less	$29,923	$29,926
Due after one year through five years	1,000	1,003
Five to ten years	40,168	38,400
Beyond ten years	26,643	26,785
U.S. GSE residential mortgage-backed securities	2,866	2,699
Total securities available for sale	100,600	98,813
Securities held to maturity:
U.S. GSE residential mortgage-backed securities	1,372	1,272
U.S. GSE commercial mortgage-backed securities	2,530	2,416
Total securities held to maturity	3,902	3,688
Total investment securities	$104,502	$102,501

At June 30, 2024 and December 31, 2023, investment securities with a carrying amount of $37.2 million and $2.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

For the three and six months ended June 30, 2024, proceeds from sales of securities available for sale totaled $0.9 million, with an associated gross realized gain of $4 thousand. There were no sales of securities during the three and six months ended June 30, 2023.

There were holdings of $30.0 million in securities issued by U.S. Government that exceeded 10% of stockholder’s equity at June 30, 2024. There were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity at December 31, 2023.

The following tables summarize securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$2,558	$(21)	$141	$(146)	7	$2,699	$(167)
Corporate bonds	3,913	(102)	9,700	(1,800)	9	13,613	(1,902)
Total available-for-sale	$6,471	$(123)	$9,841	$(1,946)	16	$16,312	$(2,069)

	December 31, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$—	$—	$201	$(108)	5	$201	$(108)
Collateralized loan obligations	12,352	(99)	—	—	3	12,352	(99)
Corporate bonds	1,080	(120)	9,872	(1,628)	7	10,952	(1,748)
Total available-for-sale	$13,432	$(219)	$10,073	$(1,736)	15	$23,505	$(1,955)

Assessment of Available for Sale Debt Securities for Credit Risk

Management assesses the decline in fair value of investment securities periodically. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. The following is a discussion of the credit quality characteristics of portfolio segments carrying unrealized losses at June 30, 2024.

Obligations of U.S. Government agencies and sponsored entities

The mortgage-backed securities held by the Company were issued by U.S government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company considers these securities to carry zero loss estimates and no allowance for credit losses was recorded at June 30, 2024.

Corporate bonds

The Company’s corporate bond portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of each individual investment. Management reviewed the collectibility of these investments, taking into account such factors as the financial condition of the issuers, reported regulatory capital ratios, and credit ratings, when available, and other factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its corporate bond portfolio as of June 30, 2024.

4. LOANS

The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented.

(in thousands)	June 30, 2024	December 31, 2023
Residential real estate	$761,032	$714,843
Multi-family	562,503	572,849
Commercial real estate	539,591	548,012
Commercial and industrial	139,209	107,912
Construction and land development	10,134	13,170
Consumer	485	413
Total loans	2,012,954	1,957,199
Allowance for credit losses	(23,644)	(19,658)
Total loans, net	$1,989,310	$1,937,541

At June 30, 2024 and December 31, 2023, the Company was servicing approximately $304.4 million and $262.8 million, respectively, of loans for others. The Company had $9.9 million and $8.9 million of SBA loans held for sale at June 30, 2024 and December 31, 2023, respectively. The Company had $1.7 million of residential real estate loans held for sale at June 30, 2024 and none at December 31, 2023.

For the three months ended June 30, 2024 and 2023, the Company sold loans totaling approximately $35.3 million and $12.6 million, respectively, recognizing net gains of $2.6 million and $1.1 million, respectively. For the six months ended June 30, 2024 and 2023, the Company sold loans totaling approximately $62.0 million and $25.4 million, respectively, recognizing net gains of $5.1 million and $2.0 million, respectively.

The following tables summarize the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2024 and the allowance for loan losses for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2024
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$5,277	$4,217	$8,579	$1,643	$97	$60	$19,873
Charge-offs	—	—	—	(86)	—	—	(86)
Recoveries	—	—	—	7	—	—	7
Provision for credit losses	719	49	463	2,613	1	5	3,850
Ending balance	$5,996	$4,266	$9,042	$4,177	$98	$65	$23,644

	Three Months Ended June 30, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$4,664	$5,315	$3,244	$1,525	$113	$18	$14,879
Charge-offs	—	—	—	(10)	—	—	(10)
Recoveries	—	—	—	—	—	—	—
Provision for loan losses	132	(27)	137	253	(5)	10	500
Ending balance	$4,796	$5,288	$3,381	$1,768	$108	$28	$15,369

	Six Months Ended June 30, 2024
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$5,001	$4,671	$8,390	$1,419	$122	$55	$19,658
Charge-offs	—	—	(30)	(146)	—	—	(176)
Recoveries	—	—	—	12	—	—	12
Provision for credit losses	995	(405)	682	2,892	(24)	10	4,150
Ending balance	$5,996	$4,266	$9,042	$4,177	$98	$65	$23,644

	Six Months Ended June 30, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$4,508	$5,697	$3,234	$852	$104	$9	$14,404
Charge-offs	—	—	—	(467)	—	—	(467)
Recoveries	—	—	—	—	—	—	—
Provision for loan losses	288	(409)	147	1,383	4	19	1,432
Ending balance	$4,796	$5,288	$3,381	$1,768	$108	$28	$15,369

Allowance for Credit Losses on Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which is recorded in other liabilities. The provision for credit losses on unfunded commitments is recorded within the provision for credit losses on the Company’s income statement. The following table presents the allowance for credit losses for unfunded commitments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$264	$170	$124	$170
Provision for credit losses	50	—	190	—
Balance at end of period	$314	$170	$314	$170

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$5,238	$5,238	$—
Multi-family	3,391	3,391	—
Commercial real estate	2,421	2,445	—
Commercial and industrial	2,254	4,754	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$13,304	$15,828	$—

	December 31, 2023
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$4,369	$4,369	$—
Multi-family	1,794	3,374	—
Commercial real estate	5,976	6,000	—
Commercial and industrial	708	708	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$12,847	$14,451	$—

The Company recognized $60  thousand and $255 thousand of interest income on nonaccrual loans during the six months ended June 30, 2024 and 2023, respectively.

Individually Analyzed Loans

Effective October 1, 2023, the Company began analyzing loans on an individual basis when management determined that the loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its designed pool of loans, under the Company’s CECL methodology. Loans individually analyzed include certain nonaccrual loans.

As of June 30, 2024, the amortized cost basis of individually analyzed loans amounted to $15.4 million, of which $15.3 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral adjusted for sales costs and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following tables present the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of June 30, 2024 and December 31, 2023.

	June 30, 2024
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$5,079	$—
Multi-family (2)	3,358	—
Commercial real estate (2)	2,559	24
Commercial and industrial (1) (2) (3)	4,353	2,500
Total	$15,349	$2,524
(1)	Secured by residential real estate
(2)	Secured by commercial real estate
(3)	Secured by business assets

	December 31, 2023
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$4,226	$—
Multi-family (2)	3,356	397
Commercial real estate (2)	5,986	24
Commercial and industrial (1)	272	—
Total	$13,840	$421
(1)	Secured by residential real estate
(2)	Secured by commercial real estate

The following tables present the aging of the amortized cost basis in past due loans as of June 30, 2024 and December 31, 2023 by class of loans:

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
June 30, 2024	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$8,646	$1,311	$4,781	$14,738	$746,294	$761,032
Multi-family	—	—	3,391	3,391	559,112	562,503
Commercial real estate	2,865	613	2,445	5,923	533,668	539,591
Commercial and industrial	2,917	3,956	456	7,329	131,880	139,209
Construction and land development	—	—	—	—	10,134	10,134
Consumer	—	—	—	—	485	485
Total	$14,428	$5,880	$11,073	$31,381	$1,981,573	$2,012,954

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2023	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$4,508	$2,360	$4,369	$11,237	$703,606	$714,843
Multi-family	—	—	3,374	3,374	569,475	572,849
Commercial real estate	2,666	3,212	6,000	11,878	536,134	548,012
Commercial and industrial	755	555	211	1,521	106,391	107,912
Construction and land development	—	—	—	—	13,170	13,170
Consumer	—	—	—	—	413	413
Total	$7,929	$6,127	$13,954	$28,010	$1,929,189	$1,957,199

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

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at June 30, 2024 and gross charge-offs for the six months ended June 30, 2024:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$68,278	$188,275	$200,600	$62,398	$37,762	$164,831	$—	$27,335	$749,479
Special Mention	—	—	590	1,209	520	1,000	—	—	3,319
Substandard	—	1,230	723	—	1,067	4,349	—	656	8,025
Total Residential real estate	68,278	189,505	201,913	63,607	39,349	170,180	—	27,991	760,823
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	1,585	3,417	295,875	160,798	36,182	61,254	—	—	559,111
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,591	1,801	—	—	—	3,392
Total Multi-family	1,585	3,417	295,875	162,389	37,983	61,254	—	—	562,503
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	30,032	84,245	175,378	78,902	24,514	121,561	—	—	514,632
Special Mention	—	—	5,569	9,129	399	5,966	—	—	21,063
Substandard	—	—	—	—	488	3,408	—	—	3,896
Total Commercial real estate	30,032	84,245	180,947	88,031	25,401	130,935	—	—	539,591
Current period gross charge-offs	—	—	—	—	—	30	—	—	30

Commercial and industrial
Pass	38,598	71,989	6,149	9,368	2,585	4,660	—	—	133,349
Special Mention	—	94	—	795	—	—	—	—	889
Substandard	—	45	2,500	1,309	556	561	—	—	4,971
Total Commercial and industrial	38,598	72,128	8,649	11,472	3,141	5,221	—	—	139,209
Current period gross charge-offs	—	146	—	—	—	—	—	—	146

Construction and land development
Pass	4	853	—	5,473	—	—	—	—	6,330
Special Mention	—	—	—	3,804	—	—	—	—	3,804
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	4	853	—	9,277	—	—	—	—	10,134
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	96	309	80	—	—	—	—	—	485
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	96	309	80	—	—	—	—	—	485
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Loans	$138,593	$350,457	$687,464	$334,776	$105,874	$367,590	$—	$27,991	$2,012,745

Gross charge-offs	$—	$146	$—	$—	$—	$30	$—	$—	$176
(1)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $209 thousand related to basis adjustments for loans in the closed portfolio under the portfolio layer method at June 30, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. See “Note 10 – Derivates” for more information on the fair value hedge.

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at December 31, 2023:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$191,238	$207,166	$64,906	$39,772	$79,581	$98,150	$—	$24,975	$705,788
Special Mention	—	—	—	522	230	—	—	—	752
Substandard	—	740	—	676	4,185	927	—	656	7,184
Total Residential real estate	191,238	207,906	64,906	40,970	83,996	99,077	—	25,631	713,724

Multi-family
Pass	3,533	299,217	162,678	36,592	10,854	56,601	—	—	569,475
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,580	1,794	—	—	—	—	3,374
Total Multi-family	3,533	299,217	164,258	38,386	10,854	56,601	—	—	572,849

Commercial real estate
Pass	86,834	187,570	80,761	26,300	42,476	95,265	—	—	519,206
Special Mention	—	1,852	8,433	293	3,647	6,427	—	—	20,652
Substandard	—	—	—	199	6,826	1,129	—	—	8,154
Total Commercial real estate	86,834	189,422	89,194	26,792	52,949	102,821	—	—	548,012

Commercial and industrial
Pass	74,352	11,392	10,015	4,407	126	5,274	—	—	105,566
Special Mention	—	—	913	—	—	540	—	—	1,453
Substandard	—	—	266	35	145	447	—	—	893
Total Commercial and industrial	74,352	11,392	11,194	4,442	271	6,261	—	—	107,912

Construction and land development
Pass	904	3,613	8,653	—	—	—	—	—	13,170
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	904	3,613	8,653	—	—	—	—	—	13,170

Consumer
Pass	326	87	—	—	—	—	—	—	413
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	326	87	—	—	—	—	—	—	413

Total Loans	$357,187	$711,637	$338,205	$110,590	$148,070	$264,760	$—	$25,631	$1,956,080
(1)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $1.1 million related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2023. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. See “Note 10 – Derivates” for more information on the fair value hedge.

5. EQUITY COMPENSATION PLANS

The Company’s 2021 and 2018 Equity Compensation Plans (the “2021 Plan” and the “2018 Plan,” respectively), provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 230,966 shares remain available for issuance at June  30, 2024. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 875 shares remain available for issuance at June 30, 2024.

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

There were 15,196 stock options exercised resulting in the net issuance (after netting the value of the exercise price and/or certain tax liabilities) of 10,258 shares of common stock during the six months ended June 30, 2024 and no stock options exercised during the six months ended June 30, 2023.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, January 1, 2024	158,933	$9.37	$1,314	1.14 years
Granted	—	—
Exercised	(15,196)	10.00
Forfeited	(1,541)	16.25
Outstanding, June 30, 2024 (1)	142,196	$9.23	$1,034	0.69 years
(1)	All outstanding options are fully vested and exercisable.

The following table presents information related to the stock option plan for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Intrinsic value of options exercised	$84	$—
Cash received from option exercises	70	—
Tax benefit from option exercises	29	—

There was no compensation expense attributable to stock options for the three and six months ended June 30, 2024 and 2023.

Restricted Stock Awards

During the six months ended June 30, 2024, restricted stock awards of 58,161 shares were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2024	252,502	$19.58
Granted	58,161	17.01
Vested	(62,413)	19.78
Forfeited	(2,523)	19.74
Unvested, June 30, 2024	245,727	$18.92

Compensation expense attributable to restricted stock awards was $345 thousand and $340 thousand for the three months ended June 30, 2024 and 2023, respectively. Compensation expense attributable to restricted stock awards was $0.7 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $3.8 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 3.34 years. The total fair value of shares vested during the six months ended June 30, 2024 and 2023 was $1.1 million and $1.3 million, respectively.

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

The following table summarizes the unvested performance-based RSU activity for the six months ended June 30, 2024:

Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2024	38,271	$19.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, June 30, 2024	38,271	$19.73

No RSUs were granted during the six months ended June 30, 2024. Performance-based RSUs granted in 2022 cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2024.

Compensation expense attributable to RSUs was $56 thousand and $61 thousand, respectively, for the three months ended June 30, 2024 and 2023. Compensation expense attributable to RSUs was $112 thousand and $133 thousand, respectively, for the six months ended June 30, 2024 and 2023. As of June 30, 2024, there was $144 thousand of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 0.64 years.

6. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The effects of accumulated other comprehensive income or loss is not included in computing regulatory capital. Management believes as of June 30, 2024, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s actual and required capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total capital to risk-weighted assets	$217,637	14.21%	$122,508	8.00%	$160,792	10.50%	$153,135	10.00%
Tier 1 capital to risk-weighted assets	195,703	12.78%	91,881	6.00%	130,165	8.50%	122,508	8.00%
Common equity tier 1 capital to risk-weighted assets	195,703	12.78%	68,911	4.50%	107,195	7.00%	99,538	6.50%
Tier 1 capital to average total assets	195,703	8.89%	88,017	4.00%	N/A	N/A	110,021	5.00%

December 31, 2023
Total capital to risk-weighted assets	$210,071	14.31%	$117,472	8.00%	$154,182	10.50%	$146,840	10.00%
Tier 1 capital to risk-weighted assets	193,324	13.17%	88,104	6.00%	124,814	8.50%	117,472	8.00%
Common equity tier 1 capital to risk-weighted assets	193,324	13.17%	66,078	4.50%	102,788	7.00%	95,446	6.50%
Tier 1 capital to average total assets	193,324	9.08%	85,131	4.00%	N/A	N/A	106,414	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend and debt service payments is dividends received from the Bank. During the six months ended June 30, 2024 the Bank paid $2.8 million in cash dividends to the Holding Company. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of June 30, 2024, the Bank had $26.0 million of retained net income available for dividends to the Company, without obtaining regulatory approval, provided that the Bank satisfies the regulatory capital requirements, including the capital conservation buffer, disclosed above.

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

Assets Measured at Fair Value on a Recurring Basis

The following presents fair value measurements on a recurring basis at June 30, 2024 and December 31, 2023:

	June 30, 2024
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. Treasury securities	$29,926	$—	$29,926	$—
U.S. GSE residential mortgage-backed securities	2,699	—	2,699	—
Collateralized loan obligations	50,566	—	50,566	—
Corporate bonds	15,622	—	15,622	—
Loan servicing rights	5,465	—	—	5,465
Derivatives	249	—	249	—
Total	$104,527	$—	$99,062	$5,465

Financial liabilities:
Derivatives	$349	$—	$349	$—

	December 31, 2023
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$201	$—	$201	$—
Collateralized loan obligations	50,266	—	50,266	—
Corporate bonds	10,952	—	10,952	—
Loan servicing rights	4,668	—	—	4,668
Total	$66,087	$—	$61,419	$4,668

Financial liabilities:
Derivatives	$2,361	$—	$2,361	$—

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

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. The fair value of loan servicing rights related to residential mortgage loans at June 30, 2024 was determined based on discounted expected future cash flows using discount rates ranging from 12.75% to 15.25%, prepayment speeds ranging from 17.86% to 21.53% and a weighted average life ranging from 1.63 to 3.24 years. Fair value at December 31, 2023 for loan servicing rights related to residential mortgage loans was determined based on discounted expected future cash flows using discount rates ranging from 12.38% to 14.88%, prepayment speed of 26.25% and a weighted average life ranging from 1.55 to 2.78 years.

The fair value of loan servicing rights for SBA loans at June 30, 2024 was determined based on discounted expected future cash flows using discount rates ranging from 6.81% to 46.47%, prepayment speeds ranging from 9.33% to 32.61% and a weighted average life ranging from 0.92 to 5.06 years. The fair value of loan servicing rights for SBA loans at December 31, 2023 was determined based on discounted expected future cash flows using discount rates ranging from 9.61% to 41.46%, prepayment speeds ranging from 8.85% to 30.24% and a weighted average life ranging from 1.08 to 5.71 years.

The Company has determined these are mostly unobservable inputs and considers them Level 3 inputs within the fair value hierarchy.

The following table presents the changes in mortgage servicing rights for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$5,087	$4,429	$4,668	$4,402
Additions	521	280	1,078	492
Adjustment to fair value	(143)	(334)	(281)	(519)
Balance at end of period	$5,465	$4,375	$5,465	$4,375

Assets Measured at Fair Value on a Non-recurring Basis

The Company had no significant financial instruments measured at fair value on a non-recurring basis at June 30, 2024.

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

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at June 30, 2024 and December 31, 2023:

	June 30, 2024
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$141,115	$141,115	$—	$—	$141,115
Securities held-to-maturity	3,902	—	3,688	—	3,688
Loans, net	1,989,310	—	—	1,948,992	1,948,992
Accrued interest receivable	12,478	—	1,255	11,223	12,478

Financial liabilities:
Time deposits	464,105	—	462,762	—	462,762
Demand and other deposits	1,477,824	1,477,824	—	—	1,477,824
Borrowings	148,953	—	147,569	—	147,569
Subordinated debentures	24,662	—	24,981	—	24,981
Accrued interest payable	1,641	144	1,497	—	1,641

	December 31, 2023
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$177,207	$177,207	$—	$—	$177,207
Securities held-to-maturity	4,041	—	3,835	—	3,835
Loans, net	1,937,541	—	—	1,890,113	1,890,113
Accrued interest receivable	11,915	—	1,156	10,759	11,915

Financial liabilities:
Time deposits	522,198	—	520,022	—	520,022
Demand and other deposits	1,382,397	1,382,397	—	—	1,382,397
Borrowings	128,953	—	128,165	—	128,165
Subordinated debentures	24,635	—	26,601	—	26,601
Accrued interest payable	1,724	161	1,563	—	1,724

8. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances

At June 30, 2024 and December 31, 2023, FHLB term borrowings outstanding were $121.7 million and $126.7 million, respectively, all of which were fixed rate.

At June 30, 2024, the Company had $25.0 million in FHLB overnight borrowings outstanding at a rate of 5.56%. There were no FHLB overnight borrowings outstanding at December 31, 2023.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by residential and commercial mortgage loans under a blanket lien arrangement at June 30, 2024 and December 31, 2023. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $372.2 million at June 30, 2024.

The following table sets forth the contractual maturities and weighted average interest rates of the Company’s fixed rate FHLB advances for each of the next five years (in thousands):

	Balance at June 30,
	2024
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$25,000	5.56%

2024, rates from 0.39% to 0.49%	13,860	0.43%
2025, rates from 0.56% to 0.59%	7,080	0.58%
2026, rates from 4.29% to 4.98%	40,475	4.50%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	121,665	3.69%
Total FHLB advances	$146,665	4.01%

	Balance at December 31,
	2023
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2024, rates from 0.39% to 2.53%	18,860	0.98%
2025, rates from 0.56% to 0.59%	7,080	0.58%
2026, rates from 4.29% to 4.98%	40,475	4.50%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	126,665	3.65%
Total FHLB advances	$126,665	3.65%

Federal Reserve Borrowings

At June 30, 2024 and December 31, 2023, the Company’s borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) were $2.3 million. The borrowings have a rate of 0.35% and the maturity date will equal the maturity date of the underlying PPP loan pledged to secure the extension of credit.

Correspondent Bank Borrowings

At June 30, 2024, approximately $92 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at June 30, 2024 and December 31, 2023.

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

At June 30, 2024 and December 31, 2023, the unamortized issuance costs of the Notes were $0.3  million and $0.4 million, respectively. For the three months ended June 30, 2024 and 2023, $13 thousand and $13 thousand, respectively, in issuance costs were recorded in interest expense. For the six months ended June 30, 2024 and 2023, $27 thousand and $27 thousand, respectively, in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

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

The following sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
(in thousands)	Amount	Fair Value (1)	Amount	Fair Value (1)
June 30, 2024
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$25,000	$249	$50,000	$(158)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(191)
Total	$25,000	$249	$100,000	$(349)

December 31, 2023
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$—	$—	$75,000	$(1,256)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(1,105)
Total	$—	$—	$125,000	$(2,361)
(1)	Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps with notional amounts totaling $75.0 million as of June 30, 2024 and December 31, 2023, were designated as cash flow hedges of certain Brokered Certificates of Deposit. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Gain recognized in other comprehensive income	$170	$111	$1,056	$111
Gain (loss) recognized in interest expense	189	—	373	—

Fair Value Hedges of Interest Rate Risk

On November 1, 2023, the Company entered into a three year interest rate swap with a notional amount totaling $50 million which was designated as a fair value hedge of certain fixed rate residential mortgages. The Company pays a fixed rate of 4.56% and receives a floating rate based on SOFR for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during the six  monhts ended June 30, 2024 and the Company expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three and six months ended June 30, 2024. There were no fair value hedges for the three and six months ended June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net gain on hedged items recorded in interest income on loans	$10	$—	$4	$—
Gain on hedge recorded in interest income on loans	96	—	191	—

At June 30, 2024 and December 31, 2023, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges.

	June 30,	December 31,
(in thousands)	2024	2023
Loans receivable:
Carrying amount of the hedged assets(1)	$50,000	$50,000
Fair value hedging adjustment included in the carrying amount of the hedged assets	209	1,119
(1)	This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in the hedging relationships was $394.3 million and $410.3 million, respectively. The cumulative basis adjustments associated with these hedging relationships was $0.2 million and $1.1 million, respectively, and the amounts of the designated hedged items were $50.0 million and $50.0 million, respectively.

Credit-Risk-Related Contingent Features

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. As of June 30, 2024, the Company received a nominal amount of collateral from its counterparties under the agreements in a net asset position. At December 31, 2023, the Company posted $2.2 million in collateral to its counterparties in a net liability position.

11. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the six months ended June 30, 2024 and 2023:

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2024	$(1,466)	$(984)	$(2,450)
Other comprehensive income, before reclassification	70	1,056	1,126
Amount reclassified from accumulated other comprehensive income	(3)	—	(3)
Net current period other comprehensive income	67	1,056	1,123
Balance at June 30, 2024	$(1,399)	$72	$(1,327)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2023	$(715)	$—	$(715)
Other comprehensive (loss) income, before reclassification	(805)	111	(694)
Amount reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive (loss) income	(805)	111	(694)
Balance at June 30, 2023	$(1,520)	$111	$(1,409)

There were no significant amounts reclassified out of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023.

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

Historically, the Bank has generated additional income by strategically originating and selling residential and government guaranteed loans to other financial institutions at premiums, while also retaining servicing rights in some sales. However, with the rapid increases in interest rates in recent years, the appetite among the Bank’s purchasers of residential loans for pools of loans declined, eliminating the Bank’s ability to sell residential loans in its portfolio on desirable terms. Commencing in late 2023, the Bank initiated development of a flow origination program under which the Bank originates individual loans for sale to specific buyers, thereby positioning the Bank to resume residential loan sales and generate fee income to complement sale premiums earned from the sale of the guaranteed portion of SBA loans. The Bank is an approved SBA Preferred Lender, enabling the Bank to process SBA applications under delegated authority from the SBA and enhancing the Bank’s ability to compete more effectively for SBA lending opportunities.

We expect the volume of activity to increase as the year progresses and our flow pipeline continues to build. Because we continue to prioritize the management of liquidity and capital, new business development is largely focused on flow originations over portfolio growth.

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

Financial Performance Summary

As of or for the three and six months ended June 30, 2024 and 2023

(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue (1)	$16,869	$15,479	$33,380	$31,159
Non-interest expense	11,670	10,566	22,474	21,133
Provision for credit losses	4,040	500	4,340	1,432
Net income	844	3,094	4,905	6,303
Net income per share - diluted	0.11	0.42	0.66	0.85
Return on average assets	0.15%	0.60%	0.44%	0.63%
Return on average stockholders' equity (2)	1.77%	6.82%	5.20%	7.03%
Tier 1 leverage ratio	8.89%	9.16%	8.89%	9.16%
Common equity tier 1 risk-based capital ratio	12.78%	13.16%	12.78%	13.16%
Tier 1 risk-based capital ratio	12.78%	13.16%	12.78%	13.16%
Total risk-based capital ratio	14.21%	14.24%	14.21%	14.24%
Tangible common equity ratio (non-GAAP) (2)	7.38%	7.77%	7.38%	7.77%
Total stockholders' equity/total assets (3)	8.15%	8.62%	8.15%	8.62%
(1)	Represents net interest income plus total non-interest income.
(2)	Includes common stock and Series A preferred stock.
(3)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.

At June 30, 2024 the Company, on a consolidated basis, had total assets of $2.3 billion, total deposits of $1.9 billion and total stockholders’ equity of $190.1 million. The Company recorded net income of $0.8 million, or $0.11 per diluted share (including Series A preferred shares), for the three months ended June 30, 2024 compared to net income of $3.1 million, or $0.42 per diluted share (including Series A preferred shares), for the same period in 2023.

The $2.3 million decrease in earnings for the three months ended June 30, 2024, versus the comparable 2023 period resulted from a $3.5 million increase in the provision for credit losses expense, a $1.1 million increase in non-interest expense and a $0.3 million decrease in net interest income, reflecting the continued impact of higher funding costs resulting from the higher interest rates driven by the Federal Reserve, which were partially offset by a $1.6 million increase in non-interest income, consisting primarily of gain on sale of loans held-for-sale, and a $1.0 million decrease in income tax expense.

The Company’s return on average assets and return on average stockholders’ equity were 0.15% and 1.77%, respectively, for the three months ended June 30, 2024, versus 0.60% and 6.82%, respectively, for the comparable 2023 period.

Total non-accrual loans at June 30, 2024 were $15.8 million, or 0.79% of total loans, compared to $14.5 million, or 0.74% of total loans at December 31, 2023 and $10.7 million, or 0.58% of total loans, at June 30, 2023. The allowance for credit losses as a percentage of total non-accrual loans amounted to 149%, 136% and 144% at June 30, 2024, December 31, 2023 and June 30, 2023, respectively.

The Company’s operating efficiency ratio was 69.2% for the three months ended June 30, 2024, versus 68.3% in the year ago period. The increase in the operating efficiency ratio was due to the increase in non-interest expense and a decrease in net interest income resulting from the rise in market interest rates, which was partially offset by an increase in non-interest income.

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

Allowance for Credit Losses

On October 1, 2023, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and judgment and is reviewed on a quarterly basis. When management is reasonably certain that a loan balance is not fully collectable, an analysis is completed and a specific reserve may be established or a full or partial charge off could be recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecast. Expected credit losses are estimated over the contractual term of the loans and adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include changes in lending policies and procedures, size and composition of the portfolio, experience and depth of lending management and the effect of external factors such as competition, legal and regulatory requirements, among others. The allowance is available for any loan that, in management’s judgment, should be charged off. Although management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Company to make additional provisions for credit losses based upon information available to them at the time of their examination. The Bank considers its primary lending area to be the New York metro area. A substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market and economic conditions in this region. Future adjustments to the provision for credit losses and allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

Financial Condition – Total assets of the Company were $2.3 billion at June 30, 2024 and at December 31, 2023. Total securities available for sale at June 30, 2024 was $98.8 million, an increase of $37.4 million from December 31, 2023, primarily driven by growth in U.S. Treasury securities, corporate bonds and mortgage-backed securities. Total loans at June 30, 2024 and December 31, 2023 were $2.0 billion. Total deposits were $1.9 billion at June 30, 2024 and at December 31, 2023. Total borrowings and subordinated debt at June 30, 2024 were $173.6 million, including $146.7 million of outstanding FHLB advances, compared to $153.6 million at December 31, 2023.

For the six months ended June 30, 2024, the Company’s loan portfolio, net of sales, grew by $55.8 million to $2.0 billion.

At June 30, 2024, the residential loan portfolio amounted to $761.0 million, or 37.8% of total loans. Commercial real estate loans, including multi-family loans and construction and land development loans, total $1.1 billion or 55.3% of total loans at June 30, 2024. Commercial and industrial loans totaled $139.2 million or 6.9% of total loans. The Company’s commercial real estate concentration ratio continued to improve, decreasing to 403% of capital at June 30, 2024 from 432% of capital at December 31, 2023, with loans secured by office space totaling 2.3% of the loan portfolio and $46.2 million. This portfolio included less than $400 thousand of exposure in Manhattan office space. A significant portion of the Bank’s commercial real estate portfolio consists of loans secured by Multi-Family and CRE-Investor owned real estate that are predominantly subject to fixed interest rates for an initial period of 5 years. The Bank’s exposure to Land/Construction loans is minor at $10 million, all at floating interest rates, and CRE-owner occupied loans have a sizable mix of floating rates.

Total deposits were $1.9 billion at June 30, 2024 and at December 31, 2023, reflecting an increase of $37.3 million or 2.0%. Our loan to deposit ratio was 104% at June 30, 2024 and 103% at December 31, 2023. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 76.1% and 72.6% of total deposits at June 30, 2024 and December 31, 2023, respectively. At those dates, demand deposit balances represented 10.3% and 10.9% of total deposits. Although core deposits grew to $1.5 billion as of June 30, 2024 from $1.4 billion as of December 31, 2023, demand deposit balances decreased from $207.8 million to $199.9 million during the same period. This decrease was confined to deposits made by residential loan borrowers in anticipation of residential loan closings. These funds comprise the equity residential borrowers are required to contribute to residential loan closings and the volume of these deposits rise and fall in proportion to the volume of anticipated residential loan closings. As the pace of residential lending increases, the volume of demand deposits will increase accordingly. Demand deposits, net of balances related to residential loan closings, grew to $177.8 million as of June 30, 2024 from $166.4 million as of December 31, 2023, an increase of 6.8%. The Company’s municipal deposit program is built on long-standing relationships developed in the local marketplace. This core deposit business will continue to provide a stable source of funding for the Company’s lending products at costs lower than both consumer deposits and market-based borrowings. The Company continues to broaden its municipal deposit base and currently services 39 customer relationships. At June 30, 2024, total municipal deposits were $452.6 million, representing 23.3% of total deposits, compared to $528.1 million at December 31, 2023, representing 27.7% of total deposits. Total municipal deposits decreased by $75.5 million or 14.3% from December 31, 2023 pirmarily due to seasonal variations. The weighted average rate on the municipal deposit portfolio was 4.61% at June 30, 2024. The aggregate amount of the Company’s outstanding uninsured deposits was $675.7 million or 34.8% of total deposits as of June 30, 2024 and $771.0 million or 40.5% of total deposits as of December 31, 2023.

Borrowings at June 30, 2024 were $149.0 million, including $2.3 million in PPPLF funding, versus $129.0 million, including $2.3 million in PPPLF funding at December 31, 2023. At June 30, 2024, the Company had $146.7 million of outstanding FHLB advances as compared to $126.7 million at December 31, 2023. The Company had no borrowings outstanding under lines of credit with correspondent banks at June 30, 2024 and December 31, 2023. The Company utilizes a number of strategies to manage interest rate risk, including interest rate swap agreements which currently provide a benefit to net interest income.

Liquidity and Capital Resources – Liquidity management is defined as the ability of the Company and the Bank to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve, FHLB and correspondent banks, which totaled $141.1 million and $177.2 million at June 30, 2024 and December 31, 2023, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit. At June 30, 2024, liquidity sources, which include cash and unencumbered securities and secured and unsecured funding capacity, totaled $617.6 million.

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

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At June 30, 2024, total deposits were $1.9 billion, of which $446.0 million were time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. Insured and collateralized deposits, which include municipal deposits, accounted for approximately 87% of total deposits at June 30, 2024. At June 30, 2024 and December 31, 2023, the Company had $149.0 million and $129.0 million, respectively, in borrowings outstanding.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. Daily, management receives a current cash position update to ensure that all obligations are satisfied. On a weekly basis, appropriate senior management receives a current liquidity position report and a ninety day forecasted cash flow to ensure that all short-term obligations will be met and there is sufficient liquidity available. At June 30, 2024, the Bank had a total of $146.7 million in term and overnight borrowings outstanding with the FHLB. At June 30, 2024, the Bank had access to an additional $372.2 million in secured funding through FHLB and FRB. At June 30, 2024, the Bank’s borrowings from the Federal Reserve’s PPPLF were $2.3 million. At June 30, 2024, the Bank had access to approximately $92 million in unsecured lines of credit extended by correspondent banks, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at June 30, 2024.

Our sources of wholesale funding included brokered certificates of deposit, listing service certificates of deposit and insured cash sweep (“ICS”) reciprocal deposits in excess of 20% of total liabilities, which balances totaled approximately $91.7 million, $6.5 million and $42.2 million, or 4.7%, 0.3% and 2.2% of total deposits, respectively, at June 30, 2024. We utilized brokered certificates of deposit and listing service certificates of deposit as alternatives to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our brokered certificates of deposit, we utilized interest rate swap contracts to effectively extend their duration and to fix their cost.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over the short and long terms. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $190.1 million at June 30, 2024 compared to $184.8 million at December 31, 2023. The $5.2 million increase was primarily due to an increase of $3.4 million in retained earnings and a decrease of $1.1 million in accumulated other comprehensive loss. The increase in retained earnings was due primarily to net income of $4.9 million for the six months ended June 30, 2024, which was offset by $1.5 million of dividends declared. The accumulated other comprehensive loss at June 30, 2024 was 0.70% of total equity and was comprised of a $1.4 million after tax net unrealized loss on the investment portfolio, partially offset by a $0.1 million after tax net unrealized gain on derivatives.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 8.89%, 12.78%, 12.78% and 14.21%, respectively, at June 30, 2024, exceeding all regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. At June 30, 2024, the Bank’s capital buffer was in excess of requirements.

On October 5, 2023, the Company announced that the Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has not made any stock repurchases under the program. The remaining buyback authority under the share repurchase program therefore remained at 366,050 shares as of June 30, 2024.

The Company’s total stockholders’ equity to total assets ratio and tangible common equity to tangible assets ratio (“TCE ratio”) were 8.15% and 7.38%, respectively, at June 30, 2024, versus 8.14% and 7.35%, respectively, at December 31, 2023 and 8.62% and 7.77%, respectively, at June 30, 2023. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to the non-GAAP TCE ratio presented herein. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total stockholders’ equity and tangible assets to U.S. GAAP total assets at June 30, 2024 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity (3)	$190,072	Total assets	$2,331,098	8.15%	(1)
Less: goodwill	(19,168)	Less: goodwill	(19,168)
Less: core deposit intangible	(279)	Less: core deposit intangible	(279)
Tangible common equity (3)	$170,625	Tangible assets	$2,311,651	7.38%	(2)
(1)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio
(3)	Includes common stock and Series A preferred stock.

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

The Company’s Board of Directors approved the declaration of a $0.10 per share cash dividend on both common and Series A preferred shares payable on August 14, 2024 to stockholders of record on August 7, 2024.

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

Commitments to extend credit are agreements to lend to customers provided there are no violations of material conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2024 and December 31, 2023, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $150 million and $147 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2024 and December 31, 2023, letters of credit outstanding were approximately $0.8 million and $3.9 million, respectively.

Results of Operations – Comparison of the Three Months Ended June 30, 2024 and 2023 – The Company recorded net income of $0.8 million during the three months ended June 30, 2024, versus net income of $3.1 million in the comparable three month period a year ago. The decrease in earnings for the three months ended June 30, 2024, versus the comparable 2023 quarter resulted from a $3.5 million increase in the provision for credit losses expense, a $1.1 million increase in non-interest expense and a $0.3 million decrease in net interest income, which were partially offset by a $1.6 million increase in non-interest income, consisting primarily of gain on sale of loans held-for-sale, and a $1.0 million decrease in income tax expense.

Net Interest Income and Margin

The $0.3 million decline in net interest income for the three months ended June 30, 2024, versus the comparable 2023 quarter was due to compression of the Company’s net interest margin to 2.46% in the 2024 quarter from 2.68% in the comparable 2023 quarter. The yield on interest earning assets increased to 6.22% in the 2024 quarter from 5.65% in the comparable 2023 quarter, an increase of 57 basis points. This increase was offset by a 96 basis point increase in the cost of interest-bearing liabilities to 4.48% in 2024 from 3.52% in the second quarter of 2023. The year over year margin compression reflects the effects of the rapid and significant rise in interest rates and the competitive deposit environment and, to a lesser extent, the Company’s decision to increase liquidity as a result of the industry events over the last two years resulted in the higher cost of funds.

The following table, “Net Interest Income Analysis”, presents for the three months ended June 30, 2024 and 2023, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

NET INTEREST INCOME ANALYSIS

For the Three Months Ended June 30, 2024 and 2023

(dollars in thousands)

	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(1)	Balance	Interest	Yield/Cost(1)
Assets:
Interest-earning assets
Loans(2)	$2,014,820	$31,124	6.21%	$1,798,651	$25,581	5.70%
Investment securities	99,324	1,534	6.21%	15,885	198	5.00%
Interest-earning cash	36,633	497	5.46%	195,883	2,494	5.11%
FHLB stock and other investments	11,473	265	9.29%	9,974	186	7.48%
Total interest-earning assets	2,162,250	33,420	6.22%	2,020,393	28,459	5.65%
Non interest-earning assets:
Cash and due from banks	7,979			8,240
Other assets	51,106			53,511
Total assets	$2,221,335			$2,082,144

Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$1,117,029	$12,667	4.56%	$1,080,328	$9,905	3.68%
Time deposits	461,489	4,910	4.28%	437,202	3,214	2.95%
Total interest-bearing deposits	1,578,518	17,577	4.48%	1,517,530	13,119	3.47%
Borrowings	206,820	2,270	4.41%	160,079	1,501	3.76%
Subordinated debentures	24,653	326	5.32%	24,599	334	5.45%
Total interest-bearing liabilities	1,809,991	20,173	4.48%	1,702,208	14,954	3.52%
Demand deposits	194,687			174,515
Other liabilities	25,039			23,490
Total liabilities	2,029,717			1,900,213
Stockholders' equity	191,618			181,931
Total liabilities and stockholders' equity	$2,221,335			$2,082,144
Net interest rate spread(3)			1.74%			2.13%
Net interest income/margin(4)		$13,247	2.46%		$13,505	2.68%
(1)	Annualized.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Provision and Allowance for Credit losses on Loans

The Company recorded a $3.9 million provision for credit losses expense on loans for the three months ended June 30, 2024, versus $0.5 million recorded for the comparable period in 2023. The allowance for credit losses increased by $4.0 million, or 20.3%, to $23.6 milion, or 1.17% of total loans at June 30, 2024, from $19.7 million, or 1.00% of total loans at December 31, 2023. The increase in the allowance for credit losses on loans is attributable to an ACL on an individually evaluated loan of $2.5 million and $1.1 million related to ongoing enhancements to the CECL model during the June 2024 quarter. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Reserve for Unfunded Commitments

The Company maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $0.3 million at June 30, 2024 and $0.1 million at December 31, 2023. This reserve is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this reserve are recognized in provision for credit losses.

Non-interest Income

Non-interest income increased by $1.6 million for the three months ended June 30, 2024 versus the comparable 2023 period. The Bank’s investment in government guaranteed lending continues to yield results. This increase was driven by a $1.5 million increase in net gain on sale of loans reflecting the strengthening of secondary market premiums for sales of SBA loans. For the three months ended June 30, 2024 and 2023, the Company sold the government guaranteed portion of SBA loans totaling approximately $28.0 million and $12.6 million, respectively, recognizing net gain on sale of loans held for sale of $2.5 million and $1.1 million, respectively. During the quarter ended June 30, 2024, the Company sold $2.9 million of residential loans under the flow origination program and recorded net gain on sale of loans held for sale of $0.1 million.

Non-Interest Income

For the three and six months ended June 30, 2024 and 2023

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Loan servicing and fee income	$836	$811	$1,749	$1,350
Service charges on deposit accounts	114	70	210	137
Net gain on sale of loans held for sale	2,586	1,052	5,092	2,047
Net gain on sale of investments available-for-sale	4	—	4	—
Other income	82	41	143	196
Total non-interest income	$3,622	$1,974	$7,198	$3,730

Non-interest Expense

Total non-interest expense increased by $1.1 million for the three months ended June 30, 2024 versus the comparable 2023 quarter. The increase in non-interest expense was primarily in salaries and employee benefits attributed to a strategically planned reduction in certain lending activity resulting in lower deferred origination costs.

Non-Interest Expense

For the three and six months ended June 30, 2024 and 2023

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Salaries and employee benefits	$6,499	$5,405	$12,061	$10,969
Occupancy and equipment	1,843	1,587	3,613	3,124
Data processing	495	576	1,013	1,017
Professional fees	717	781	1,535	1,662
Federal deposit insurance premiums	365	357	683	715
Other expenses	1,751	1,860	3,569	3,646
Total non-interest expense	$11,670	$10,566	$22,474	$21,133

The Company recorded income tax expense of $0.3 million for an effective tax rate of 27.2% for the three months ended June 30, 2024, versus income tax expense of $1.3 million for an effective tax rate of 29.9% in the comparable 2023 period.

Results of Operations – Comparison of the Six Months Ended June 30, 2024 and 2023 – The Company recorded net income of $4.9 million during the six months ended June 30, 2024, versus net income of $6.3 million in the comparable six month period a year ago. The decrease in earnings for the six months ended June 30, 2024, versus the comparable 2023 period resulted from a $2.9 million increase in the provision for credit losses expense, a $1.3 million increase in non-interest expense and a $1.2 million decrease in net interest income, which were partially offset by a $3.5 million increase in non-interest income, consisting primarily of gain on sale of loans held-for-sale, and a $0.6 million decrease in income tax expense.

Net Interest Income and Margin

The $1.2 million decline in net interest income for the six months ended June 30, 2024, versus the comparable 2023 period was due to compression of the Company’s net interest margin to 2.43% in the 2024 six month period from 2.85% in the comparable 2023 period. The yield on interest earning assets increased to 6.12% in the 2024 six month period from 5.56% in the comparable 2023 period, an increase of 56 basis points. This increase was offset by a 116 basis point increase in the cost of interest-bearing liabilities to 4.41% in 2024 from 3.25% in the 2023 six month period due to the rapid and significant rise in interest rates and the competitive deposit environment and, to a lesser extent, the Company’s decision to increase liquidity as a result of the industry events over the last two years resulted in the higher cost of funds.

The following table, “Net Interest Income Analysis”, presents for the six months ended June 30, 2024 and 2023, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

NET INTEREST INCOME ANALYSIS

For the Six Months Ended June 30, 2024 and 2023

(dollars in thousands)

	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(1)	Balance	Interest	Yield/Cost(1)
Assets:
Interest-earning assets
Loans(2)	$1,999,448	$60,861	6.12%	$1,782,753	$49,522	5.60%
Investment securities	97,085	2,991	6.20%	16,145	396	4.95%
Interest-earning cash	55,652	1,511	5.46%	132,448	3,282	5.00%
FHLB stock and other investments	10,358	489	9.49%	8,190	319	7.85%
Total interest-earning assets	2,162,543	65,852	6.12%	1,939,536	53,519	5.56%
Non interest-earning assets:
Cash and due from banks	7,962			9,020
Other assets	50,523			53,762
Total assets	$2,221,028			$2,002,318

Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$1,139,111	$25,600	4.52%	$1,046,770	$17,697	3.41%
Time deposits	474,134	9,872	4.19%	423,003	5,597	2.67%
Total interest-bearing deposits	1,613,245	35,472	4.42%	1,469,773	23,294	3.20%
Borrowings	172,304	3,546	4.14%	124,305	2,128	3.45%
Subordinated debentures	24,646	652	5.32%	24,593	668	5.48%
Total interest-bearing liabilities	1,810,195	39,670	4.41%	1,618,671	26,090	3.25%
Demand deposits	194,679			178,336
Other liabilities	26,499			24,385
Total liabilities	2,031,373			1,821,392
Stockholders' equity	189,655			180,926
Total liabilities and stockholders' equity	$2,221,028			$2,002,318
Net interest rate spread(3)			1.71%			2.31%
Net interest income/margin(4)		$26,182	2.43%		$27,429	2.85%
(1)	Annualized.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Provision for Credit Losses on Loans

The Company recorded a $4.1 million provision for credit losses expense on loans for the six months ended June 30, 2024, versus $1.4 million recorded for the comparable period in 2023. The increase was related to the matters discussed above under the comparison of results for th three month period. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income increased by $3.5 million for the six months ended June 30, 2024 versus the comparable 2023 period. This increase was driven by a $3.0 million increase in net gain on sale of loans reflecting the strengthening of secondary market premiums for sales of SBA loans. For the six months ended June 30, 2024 and 2023, the Company sold approximately $54.7 million and $25.4 million, respectively in the government guaranteed portion of SBA loans, recognizing net gains of $5.0 million and $2.0 million, respectively.

Non-interest Expense

Total non-interest expense increased by $1.3 million for the six months ended June 30, 2024 versus the comparable 2023 period. The increase in non-interest expense was primarily in salaries and employee benefits attributed to a strategically planned reduction in certain lending activity resulting in lower deferred origination costs.

The Company recorded income tax expense of $1.7 million for an effective tax rate of 25.3% for the six months ended June 30, 2024, versus income tax expense of $2.3 million for an effective tax rate of 26.7% in the comparable 2023 period.

Asset Quality - Total non-accrual loans at June 30, 2024 were $15.8 million, or 0.79% of total loans, compared to $14.5 million, or 0.74% of total loans at December 31, 2023 and $10.6 million, or 0.58% of total loans, at June 30, 2023. The allowance for credit losses as a percentage of total non-accrual loans amounted to 149%, 136% and 144% at June 30, 2024, December 31, 2023 and June 30, 2023, respectively.

Total accruing loans delinquent 30 days or more, amounted to $16.1 million, $13.9 million and $17.0 million at June 30, 2024, December 31, 2023 and June 30, 2023, respectively.

Total loans having credit risk ratings of Special Mention and Substandard were $49.4 million at June 30, 2024, versus $42.4 million at December 31, 2023. The Company’s Special Mention and Substandard loans were comprised of residential real estate, multi-family, commercial real estate loans and commercial and industrial loans (including SBA facilities) at June 30, 2024. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At June 30, 2024, the Company’s allowance for credit losses amounted to $23.6 million or 1.17% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 1.00% at December 31, 2023 and 0.84% at June 30, 2023. The Company recorded net loan charge-offs of $79 thousand during the three months ended June 30, 2024 versus loan charge-offs of $10 thousand during the three months ended June 30, 2023.

The Company recorded a $3.9 million provision for credit losses expense on loans for the three months ended June 30, 2024, versus $0.5 million recorded for the comparable period in 2023. Additional information regarding the ACL and the associated provisions recognized during the quarters ended June 30, 2024 and 2023 is presented in Note 4 to the unaudited consolidated financial statements. (See also Critical Accounting Policies, Judgments and Estimates contained herein).

ASSET QUALITY

June 30, 2024 versus December 31, 2023 and June 30, 2023

(dollars in thousands)

	As of or for the three months ended
	6/30/2024	12/31/2023	6/30/2023
Non-accrual loans	$15,828	$14,451	$10,649
Non-accrual loans held for sale	—	—	—
Loans greater than 90 days past due and accruing	—	—	136
Other real estate owned	—	—	—
Total non-performing assets (1)	$15,828	$14,451	$10,785

Loans held for sale	$11,615	$8,904	$—
Loans held for investment	2,012,954	1,957,199	1,823,503

Allowance for credit losses: (2)
Beginning balance	$19,873	$14,686	$14,879
CECL implementation one-time adjustment	—	4,095	—
Provision	3,850	200	500
Charge-offs	(86)	—	(10)
Recoveries	7	677	—
Ending balance	$23,644	$19,658	$15,369

Allowance for credit losses as a % of total loans (3)	1.17%	1.00%	0.84%

Allowance for credit losses as a % of non-accrual loans (3)	149%	136%	144%

Non-accrual loans as a % of total loans (3)	0.79%	0.74%	0.58%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	0.78%	0.74%	0.59%

Non-performing assets as a % of total assets	0.68%	0.64%	0.51%

Non-performing assets to total loans held for sale and investment	0.78%	0.74%	0.59%
(1)	Non-performing assets defined as non-accrual loans, non-accrual loans held for sale, loans greater than 90 days past due and accruing and other real estate owned.
(2)	The Company adopted CECL effective October 1, 2023.
(3)	Excludes loans held for sale.

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

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at June 30, 2024 (dollars in thousands). The results are within the Company’s policy limits.

At June 30, 2024
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII(1)

(basis points)	EVE	Amount	%	(basis points)	NII(1)	Amount	%
+400	$132,881	$(76,911)	(36.7)	+400	$43,166	$(13,005)	(23.2)
+300	153,407	(56,385)	(26.9)	+300	46,443	(9,728)	(17.3)
+200	171,671	(38,121)	(18.2)	+200	49,778	(6,393)	(11.4)
+100	191,649	(18,143)	(8.6)	+100	53,051	(3,120)	(5.6)
0	209,792			0	56,171
-100	224,258	14,466	6.9	-100	58,410	2,239	4.0
(1)	Assumes 12 month time horizon.

Certain model limitations are inherent in the methodology used in the EVE and net interest income measurements. The models require the making of certain assumptions which may tend to oversimplify the way actual yields and costs respond to changes in market interest rates. The models assume that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured, thus they do not consider the Company’s strategic plans, or any other steps it may take to respond to changes in rates over the forecasted period of time. Additionally, the models assume immediate changes in interest rates, based on yield curves as of a point-in-time, which are reflected in a parallel, instantaneous and uniform manner across all yield curves, when in reality changes may rarely be of this nature. The models also utilize data derived from historical performance and as interest rates change the actual performance of loan prepayments, rate sensitivities, and average life assumptions may deviate from assumptions utilized in the models and can impact the results. Accordingly, although the above measurements provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates. Given the speed with which interest rates may change, the projections noted above on the Company’s EVE and net interest income can be expected to differ from actual results.

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

Effective October 1, 2023, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses Topic 326: Measurement of Credit Losses on Financial Instruments. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. Other than as described above, there have been no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) Issuer Purchases of Equity Securities

On October 5, 2023, the Company announced that the Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has not made any stock repurchases under the program. The remaining buyback authority under the share repurchase program therefore remained at 366,050 shares as of June 30, 2024.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

Not applicable.

ITEM 6. – EXHIBITS

10.1	Exchange Agreement dated April 25, 2024 between the Registrant and Castle Creek Capiral Partners VIII, L.P. (1)

10.2	Employment Agreement dated July 18, 2024 between Hanover Community Bank and Lance P. Burke (2)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 26, 2024
(2)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER BANCORP, INC.

Dated: August 13, 2024	/s/ Michael P. Puorro
Michael P. Puorro
Chairman & Chief Executive Officer
(principal executive officer)

Dated: August 13, 2024	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)