Form 10-Q
period 2024-09-30
Hanover Bancorp, Inc. /NY
filed 2024-11-13
CIK 1828588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	7,152,601 Shares
(Title of Class)	(Outstanding as of October 31, 2024)

HANOVER BANCORP, INC.

Form 10-Q

PART I

ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Cash and non-interest-bearing deposits due from banks	$9,767	$10,277
Interest-bearing deposits due from banks	131,464	166,407
Federal funds sold	—	523
Total cash and cash equivalents	141,231	177,207
Securities held to maturity, fair value of $3,707 at September 30, 2024 and $3,835 at December 31, 2023 (net of allowance for credit losses of $0 at September 30, 2024 and December 31, 2023)	3,828	4,041
Securities available for sale, at fair value (net of allowance for credit losses of $0 at September 30, 2024 and December 31, 2023)	98,359	61,419
Loans held for sale	16,721	8,904
Loans	2,005,813	1,957,199
Allowance for credit losses	(23,406)	(19,658)
Loans, net	1,982,407	1,937,541
Premises and equipment, net	16,373	15,886
Operating lease assets	8,776	9,754
Accrued interest receivable	12,522	11,915
Prepaid post retirement plan	3,408	3,503
Stock in Federal Home Loan Bank ("FHLB"), at cost	8,541	8,612
Goodwill	19,168	19,168
Other intangible assets	265	311
Loan servicing rights	5,765	4,668
Deferred income taxes, net	2,372	2,463
Other assets	8,078	4,668
TOTAL ASSETS	$2,327,814	$2,270,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$206,327	$207,781
Savings, NOW and money market	1,247,117	1,174,616
Time	504,100	522,198
Total deposits	1,957,544	1,904,595
Borrowings	125,805	128,953
Subordinated debentures ($25,000 face amount less unamortized debt issuance costs of $325 and $365 at September 30, 2024 and December 31, 2023, respectively)	24,675	24,635
Operating lease liabilities	9,472	10,459
Accrued interest payable	1,865	1,724
Other liabilities	16,114	14,864
TOTAL LIABILITIES	2,135,475	2,085,230
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, Series A (par value $0.01; 15,000,000 shares authorized; issued and outstanding 275,000 and 150,000 at September 30, 2024 and December 31, 2023, respectively)	5,041	2,963
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 7,153,366 and 7,195,012 at September 30, 2024 and December 31, 2023, respectively)	72	72
Surplus	124,580	125,694
Retained earnings	64,766	58,551
Accumulated other comprehensive loss, net of tax	(2,120)	(2,450)
TOTAL STOCKHOLDERS' EQUITY	192,339	184,830
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,327,814	$2,270,060

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans	$31,356	$26,059	$92,217	$75,581
Taxable securities	1,619	198	4,610	594
Other interest income	1,138	2,695	3,138	6,296
Total interest income	34,113	28,952	99,965	82,471
INTEREST EXPENSE
Savings, NOW and money market deposits	13,941	10,186	39,541	27,883
Time deposits	5,546	4,060	15,418	9,657
Borrowings	1,524	2,907	5,722	5,703
Total interest expense	21,011	17,153	60,681	43,243
Net interest income	13,102	11,799	39,284	39,228
Provision for credit losses (1)	200	500	4,540	1,932
Net interest income after provision for credit losses	12,902	11,299	34,744	37,296
NON-INTEREST INCOME
Loan servicing and fee income	960	681	2,709	2,031
Service charges on deposit accounts	123	75	333	212
Gain on sale of loans held-for-sale	2,834	1,468	7,926	3,515
Gain on sale of securities available-for-sale	—	—	4	—
Other income	37	1,483	180	1,679
Total non-interest income	3,954	3,707	11,152	7,437
NON-INTEREST EXPENSE
Salaries and employee benefits	6,840	5,351	18,901	16,320
Occupancy and equipment	1,799	1,758	5,412	4,882
Data processing	547	516	1,560	1,533
Professional fees	762	800	2,297	2,462
Federal deposit insurance premiums	360	386	1,043	1,101
Other expenses	1,930	1,506	5,499	5,152
Total non-interest expense	12,238	10,317	34,712	31,450
Income before income tax expense	4,618	4,689	11,184	13,283
Income tax expense	1,079	1,166	2,740	3,457
NET INCOME	$3,539	$3,523	$8,444	$9,826
Earnings per share:
BASIC	$0.48	$0.48	$1.14	$1.34
DILUTED	$0.48	$0.48	$1.14	$1.33

(1)	Commencing on October 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to October 1, 2023 the calculation was based on the incurred loss methodology. Refer to Note 1 for further discussion.

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$3,539	$3,523	$8,444	$9,826
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Change in unrealized gain (loss) on securities available for sale arising during the period, net of tax of $122, ($42), $142 and ($266), respectively	438	(150)	508	(955)
Reclassification adjustment for gains realized in net income, net of tax of $0, $0, ($1) and $0, respectively	—	—	(3)	—
Net change in unrealized gains (losses) on securities available for sale	438	(150)	505	(955)
Unrealized (losses) gains on cash flow hedges:
Change in unrealized (loss) gain on cash flow hedges arising during the period, net of tax of ($340), $66, ($49) and $97, respectively	(1,231)	237	(175)	348
Total other comprehensive income (loss), net of tax	(793)	87	330	(607)
Total comprehensive income, net of tax	$2,746	$3,610	$8,774	$9,219

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three and Nine Months Ended September 30, 2024
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net of Tax	Equity
Balance at January 1, 2024	7,195,012	$2,963	$72	$125,694	$58,551	$(2,450)	$184,830
Net income	—	—	—	—	4,061	—	4,061
Other comprehensive income, net of tax	—	—	—	—	—	1,157	1,157
Cash dividends declared ($0.10 per share)	—	—	—	—	(741)	—	(741)
Stock-based compensation	—	—	—	381	—	—	381
Stock awards granted, net of forfeitures	52,491	—	—	—	—	—	—
Shares received related to tax withholding	(8,292)	—	—	(145)	—	—	(145)
Exercise of stock options, net	3,201	—	—	—	—	—	—
Balance at March 31, 2024	7,242,412	$2,963	$72	$125,930	$61,871	$(1,293)	$189,543

Net income	—	—	—	—	844	—	844
Other comprehensive loss, net of tax	—	—	—	—	—	(34)	(34)
Cash dividends declared ($0.10 per share)	—	—	—	—	(744)	—	(744)
Stock-based compensation	—	—	—	401	—	—	401
Stock awards granted, net of forfeitures	3,147	—	—	—	—	—	—
Shares received related to tax withholding	(453)	—	—	(8)	—	—	(8)
Preferred stock issued in exchange for common stock	(125,000)	2,078	(1)	(2,077)	—	—	—
Exercise of stock options, net	7,057	—	—	70	—	—	70
Balance at June 30, 2024	7,127,163	$5,041	$71	$124,316	$61,971	$(1,327)	$190,072

Net income	—	—	—	—	3,539	—	3,539
Other comprehensive loss, net of tax	—	—	—	—	—	(793)	(793)
Cash dividends declared ($0.10 per share)	—	—	—	—	(744)	—	(744)
Stock-based compensation	—	—	—	417	—	—	417
Forfeitures, net of stock awards granted	(1,905)	—	—	—	—	—	—
Shares received related to tax withholding	(804)	—	—	(14)	—	—	(14)
Exercise of stock options, net	28,912	—	1	(139)	—	—	(138)
Balance at September 30, 2024	7,153,366	$5,041	$72	$124,580	$64,766	$(2,120)	$192,339

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued)

(Dollars in thousands, except share and per share data)

	For the Three and Nine Months Ended September 30, 2023
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net of Tax	Equity
Balance at January 1, 2023	7,149,000	$2,963	$71	$124,235	$51,074	$(715)	$177,628
Net income	—	—	—	—	3,209	—	3,209
Other comprehensive loss, net of tax	—	—	—	—	—	(226)	(226)
Cash dividends declared ($0.10 per share)	—	—	—	—	(738)	—	(738)
Stock-based compensation	—	—	—	794	—	—	794
Stock awards granted, net of forfeitures	39,513	—	1	(1)	—	—	—
Shares received related to tax withholding	(7,421)	—	—	(145)	—	—	(145)
Balance at March 31, 2023	7,181,092	$2,963	$72	$124,883	$53,545	$(941)	$180,522

Net income	—	—	—	—	3,094	—	3,094
Other comprehensive loss, net of tax	—	—	—	—	—	(468)	(468)
Cash dividends declared ($0.10 per share)	—	—	—	—	(735)	—	(735)
Stock-based compensation	—	—	—	401	—	—	401
Stock awards granted	3,500	—	—	—	—	—	—
Shares received related to tax withholding	(472)	—	—	(8)	—	—	(8)
Balance at June 30, 2023	7,184,120	$2,963	$72	$125,276	$55,904	$(1,409)	$182,806

Net income	—	—	—	—	3,523	—	3,523
Other comprehensive loss, net of tax	—	—	—	—	—	87	87
Cash dividends declared ($0.10 per share)	—	—	—	—	(734)	—	(734)
Stock-based compensation	—	—	—	236	—	—	236
Stock awards granted, net of forfeitures	(13,112)	—	—	—	—	—	—
Shares received related to tax withholding	(589)	—	—	(11)	—	—	(11)
Balance at September 30, 2023	7,170,419	$2,963	$72	$125,501	$58,693	$(1,322)	$185,907

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$8,444	$9,826
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (1)	4,540	1,932
Depreciation and amortization	1,594	1,391
Amortization of right-of-use assets	1,279	1,216
Net gain on sale of securities available-for-sale	(4)	—
Stock-based compensation	1,199	1,431
Net gain on sale of loans held-for-sale	(7,926)	(3,515)
Net amortization (accretion) of premiums, discounts and loan fees and costs	866	(596)
Amortization of intangible assets	46	54
Amortization of debt issuance costs	40	40
Loan servicing rights valuation adjustments	499	680
Deferred tax expense	—	1,231
Increase in accrued interest receivable	(607)	(1,106)
Increase in other assets	(5,136)	(684)
Increase in accrued interest payable	141	979
Increase (decrease) in other liabilities	878	(1,391)
Payments on operating leases	(1,288)	(1,164)
Net cash provided by operating activities	4,565	10,324
Cash flows from investing activities:
Purchases of securities available-for-sale	(558,084)	—
Repayments of restricted securities, net	71	1,652
Proceeds from sales of securities available-for-sale	868	—
Principal repayments of securities held to maturity	210	225
Principal repayments of securities available-for-sale	520,884	38
Proceeds from sales of loans	110,795	41,734
Net increase in loans	(160,934)	(168,087)
Purchases of premises and equipment	(2,081)	(2,562)
Net cash used in investing activities	(88,271)	(127,000)
Cash flows from financing activities:
Net increase in deposits	53,160	217,775
Proceeds from term FHLB advances	—	100,725
Repayments of term FHLB advances	(18,860)	(11,800)
Proceeds from Federal Reserve Bank borrowings	20,000	—
Repayments of Federal Reserve Bank borrowings	(22,288)	(4,334)
Proceeds (repayments) of other short-term borrowings, net	18,000	(143,000)
Payments related to tax withholding for equity awards	(167)	(164)
Cash dividends paid	(2,218)	(2,200)
Proceeds from exercise of stock options	103	—
Net cash provided by financing activities	47,730	157,002
(Decrease) increase in cash and cash equivalents	(35,976)	40,326
Cash and cash equivalents, beginning of period	177,207	152,298
Cash and cash equivalents, end of period	$141,231	$192,624
Supplemental cash flow information:
Interest paid	$60,540	$42,264
Income taxes paid	4,032	4,353
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$110,686	$43,769
Preferred stock issued in exchange for common stock	2,078	—
Lease liabilities arising from obtaining right-of-use assets	301	—
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

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of September 30, 2024, its consolidated statements of income for the three and nine months ended September 30, 2024 and 2023, its consolidated statements of comprehensive income for the three and nine months ended September 30, 2024 and 2023, its consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and its consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had an immaterial effect on the Company’s consolidated financial statements and had no effect on prior period net income or stockholders’ equity.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results for any other interim period or of the results for the full fiscal year 2024. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Alowance for Credit Losses – Held-to-Maturity Securities – Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $42 thousand and $9 thousand at September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

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

Accrued interest receivable on available-for-sale debt securities totaled $0.8 million at both September 30, 2024 and December 31, 2023, and is excluded from the estimate of credit losses.

Loans and Loan Interest Income Recognition - Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs and an allowance for credit losses. The loan portfolio is segmented into residential real estate, multi-family, commercial real estate, commercial and industrial, construction and land development, and consumer loans. Accrued interest receivable totaled $11.3 million and $10.8 million at September 30, 2024 and December 31, 2023, respectively, and was reported in Accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the estimate of credit losses. Interest income on loans is accrued on the unpaid principal balance and credited to income as earned. Interest income on loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent. Net loan origination fees and costs are deferred and accreted/amortized to interest income over the contractual life of loans using the level-yield method, adjusted for actual prepayments.

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

The quantitative component of the estimate relies on the statistical relationship between the projected value of an economic indicator and the implied historical loss experience among a curated group of peers. The Company utilized regression analyses of peer data, in which the Company was included, and where observed credit losses and selected economic factors were used to determine suitable loss drivers for modeling the lifetime rates of probability of default (PD). A loss given default rate (LGD) is assigned to each pool for each period based on these PD outcomes. The model primarily utilizes an expected discounted cash flow (DCF) analysis with a remaining life (RL) approach used limitedly. The DCF analysis is run at the instrument-level and incorporates an array of loan-specific data points and segment-implied assumptions to determine the lifetime expected loss attributable to each instrument. An implicit "hypothetical loss" is derived for each period of the DCF, and helps establish the present value of future cash flows for each period. The reserve applied to a specific instrument is the difference between the sum of the present value of future cash flows and the amortized cost basis of the loan at the measurement date. The RL approach utilizes projected loss rates based on the remaining life of a loan pool. It is utilized when a regression analysis could not provide adequate correlation of PD and external economic factors on which to base projected losses. During the quarter ended September 30, 2024, the Company updated the model utilized for the commercial and industrial allowance for credit loss loan segment from RL to DCF. The update was due to the Company now having the appropriate data needed to utilize the DCF model, whereas before the Company did not have the appropriate data. The change in methodology did not have a material impact to the allowance reserve for the commercial and industrial loan segment.

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

The Company’s basic and diluted EPS calculations for the three and nine months ended September 30, 2024 and 2023 are as follows. There were no stock options that were antidilutive for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023

Net income available to common stockholders	$3,539	$3,523	$8,444	$9,826
Less: Dividends paid and earnings allocated to participating securities	(109)	(115)	(264)	(355)
Income attributable to common stock	$3,430	$3,408	$8,180	$9,471
Weighted average common shares outstanding, including participating securities	7,411,064	7,327,345	7,395,758	7,327,836
Less: Weighted average participating securities	(242,214)	(253,746)	(248,116)	(276,251)
Weighted average common shares outstanding	7,168,850	7,073,599	7,147,642	7,051,585
Basic EPS	$0.48	$0.48	$1.14	$1.34

Income attributable to common stock	$3,430	$3,408	$8,180	$9,471
Weighted average common shares outstanding	7,168,850	7,073,599	7,147,642	7,051,585
Weighted average common equivalent shares outstanding	25,004	80,138	24,657	80,118
Weighted average common and equivalent shares outstanding	7,193,854	7,153,737	7,172,299	7,131,703
Diluted EPS	$0.48	$0.48	$1.14	$1.33

3. SECURITIES

The following tables summarize the amortized cost, fair value and allowance for credit losses of securities available for sale and securities held to maturity at September 30, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

	September 30, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. Treasury securities	$24,925	$—	$—	$—	$24,925
U.S. GSE residential mortgage-backed securities	7,787	62	(119)	—	7,730
Collateralized loan obligations	46,479	196	—	—	46,675
Corporate bonds	20,395	77	(1,443)	—	19,029
Total available for sale securities	$99,586	$335	$(1,562)	$—	$98,359

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,313	$—	$(59)	$1,254	$—
U.S. GSE commercial mortgage-backed securities	2,515	—	(62)	2,453	—
Total held to maturity securities	$3,828	$—	$(121)	$3,707	$—

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$309	$—	$(108)	$—	$201
Collateralized loan obligations	50,283	82	(99)	—	50,266
Corporate bonds	12,700	—	(1,748)	—	10,952
Total available for sale securities	$63,292	$82	$(1,955)	$—	$61,419

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,480	$—	$(96)	$1,384	$—
U.S. GSE commercial mortgage-backed securities	2,561	—	(110)	2,451	—
Total held to maturity securities	$4,041	$—	$(206)	$3,835	$—

The amortized cost and fair value of investment securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single date are shown separately.

	September 30, 2024
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Due in one year or less	$24,925	$24,925
Due after one year through five years	1,000	1,024
Five to ten years	52,935	51,678
Beyond ten years	12,939	13,002
U.S. GSE residential mortgage-backed securities	7,787	7,730
Total securities available for sale	99,586	98,359
Securities held to maturity:
U.S. GSE residential mortgage-backed securities	1,313	1,254
U.S. GSE commercial mortgage-backed securities	2,515	2,453
Total securities held to maturity	3,828	3,707
Total investment securities	$103,414	$102,066

At September 30, 2024 and December 31, 2023, investment securities with a carrying amount of $30.8 million and $2.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities during the three months ended September 30, 2024. For the nine months ended September 30, 2024, proceeds from sales of securities available for sale totaled $0.9 million, with an associated gross realized gain of $4 thousand. There were no sales of securities during the three and nine months ended September 30, 2023.

There were holdings of $25.0 million in securities issued by the U.S. Government that exceeded 10% of stockholder’s equity at September 30, 2024. There were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity at December 31, 2023.

The following tables summarize securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$3,473	$(29)	$186	$(90)	7	$3,659	$(119)
Corporate bonds	1,565	(59)	11,316	(1,384)	9	12,881	(1,443)
Total available-for-sale	$5,038	$(88)	$11,502	$(1,474)	16	$16,540	$(1,562)

	December 31, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$—	$—	$201	$(108)	5	$201	$(108)
Collateralized loan obligations	12,352	(99)	—	—	3	12,352	(99)
Corporate bonds	1,080	(120)	9,872	(1,628)	7	10,952	(1,748)
Total available-for-sale	$13,432	$(219)	$10,073	$(1,736)	15	$23,505	$(1,955)

Assessment of Available for Sale Debt Securities for Credit Risk

Management assesses the decline in fair value of investment securities periodically. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. The following is a discussion of the credit quality characteristics of portfolio segments carrying unrealized losses at September 30, 2024.

Obligations of U.S. Government agencies and sponsored entities

The mortgage-backed securities held by the Company were issued by U.S government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company considers these securities to carry zero loss estimates and no allowance for credit losses was recorded at September 30, 2024.

Corporate bonds

The Company’s corporate bond portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of each individual investment. Management reviewed the collectibility of these investments, taking into account such factors as the financial condition of the issuers, reported regulatory capital ratios, and credit ratings, when available, and other factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its corporate bond portfolio as of September 30, 2024.

4. LOANS

The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented.

(in thousands)	September 30, 2024	December 31, 2023
Residential real estate	$745,862	$714,843
Multi-family	557,634	572,849
Commercial real estate	520,427	548,012
Commercial and industrial	171,899	107,912
Construction and land development	9,521	13,170
Consumer	470	413
Total loans	2,005,813	1,957,199
Allowance for credit losses	(23,406)	(19,658)
Total loans, net	$1,982,407	$1,937,541

At September 30, 2024 and December 31, 2023, the Company was servicing approximately $321.5 million and $262.8 million, respectively, of loans for others. The Company had $11.6 million and $8.9 million of SBA loans held for sale at September 30, 2024 and December 31, 2023, respectively. The Company had $5.1 million of residential real estate loans held for sale at September 30, 2024 and none at December 31, 2023.

For the three months ended September 30, 2024 and 2023, the Company sold loans totaling approximately $43.5 million and $18.4 million, respectively, recognizing net gains of $2.8 million and $1.5 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company sold loans totaling approximately $105.6 million and $43.8 million, respectively, recognizing net gains of $7.9 million and $3.5 million, respectively.

The following tables summarize the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2024 and the allowance for loan losses for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2024
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$5,996	$4,266	$9,042	$4,177	$98	$65	$23,644
Charge-offs	—	(368)	—	(70)	—	—	(438)
Recoveries	—	—	—	—	—	—	—
Provision for credit losses	514	1,722	(2,652)	621	39	(44)	200
Ending balance	$6,510	$5,620	$6,390	$4,728	$137	$21	$23,406

	Three Months Ended September 30, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$4,796	$5,288	$3,381	$1,768	$108	$28	$15,369
Charge-offs	—	(959)	—	(267)	—	—	(1,226)
Recoveries	—	—	—	43	—	—	43
Provision for loan losses	(18)	(123)	(184)	824	(4)	5	500
Ending balance	$4,778	$4,206	$3,197	$2,368	$104	$33	$14,686

	Nine Months Ended September 30, 2024
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$5,001	$4,671	$8,390	$1,419	$122	$55	$19,658
Charge-offs	—	(368)	(30)	(216)	—	—	(614)
Recoveries	—	—	—	12	—	—	12
Provision for credit losses	1,509	1,317	(1,970)	3,513	15	(34)	4,350
Ending balance	$6,510	$5,620	$6,390	$4,728	$137	$21	$23,406

	Nine Months Ended September 30, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$4,508	$5,697	$3,234	$852	$104	$9	$14,404
Charge-offs	—	(959)	—	(734)	—	—	(1,693)
Recoveries	—	—	—	43	—	—	43
Provision for loan losses	270	(532)	(37)	2,207	—	24	1,932
Ending balance	$4,778	$4,206	$3,197	$2,368	$104	$33	$14,686

Allowance for Credit Losses on Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which is recorded in other liabilities. The provision for credit losses on unfunded commitments is recorded within the provision for credit losses on the Company’s income statement. The following table presents the allowance for credit losses for unfunded commitments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$314	$170	$124	$170
Provision for credit losses	—	—	190	—
Balance at end of period	$314	$170	$314	$170

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$5,079	$5,079	$—
Multi-family	2,942	2,942	—
Commercial real estate	2,501	2,525	—
Commercial and industrial	2,071	4,819	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$12,593	$15,365	$—

	December 31, 2023
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$4,369	$4,369	$—
Multi-family	1,794	3,374	—
Commercial real estate	5,976	6,000	—
Commercial and industrial	708	708	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$12,847	$14,451	$—

The Company recognized $0.1 million and $0.2 million of interest income on nonaccrual loans during the nine months ended September 30, 2024 and 2023, respectively.

Individually Analyzed Loans

Effective October 1, 2023, the Company began analyzing loans on an individual basis when management determined that the loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its designed pool of loans, under the Company’s CECL methodology. Loans individually analyzed include certain nonaccrual loans.

As of September 30, 2024, the amortized cost basis of individually analyzed loans amounted to $14.7 million, of which $14.5 million were considered collateral dependent. For collateral dependent loans where the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral adjusted for sales costs and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following tables present the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of September 30, 2024 and December 31, 2023.

	September 30, 2024
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$4,854	$—
Multi-family (2)	2,920	—
Commercial real estate (2)	2,530	—
Commercial and industrial (1) (2) (3)	4,167	2,500
Total	$14,471	$2,500
(1)	Secured by residential real estate
(2)	Secured by commercial real estate
(3)	Secured by business assets

	December 31, 2023
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$4,226	$—
Multi-family (2)	3,356	397
Commercial real estate (2)	5,986	24
Commercial and industrial (1)	272	—
Total	$13,840	$421
(1)	Secured by residential real estate
(2)	Secured by commercial real estate

The following tables present the aging of the amortized cost basis in past due loans as of September 30, 2024 and December 31, 2023 by class of loans:

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
September 30, 2024	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$10,046	$2,436	$3,939	$16,421	$729,441	$745,862
Multi-family	—	—	1,804	1,804	555,830	557,634
Commercial real estate	3,548	—	2,524	6,072	514,355	520,427
Commercial and industrial	1,069	884	4,864	6,817	165,082	171,899
Construction and land development	—	—	—	—	9,521	9,521
Consumer	—	—	—	—	470	470
Total	$14,663	$3,320	$13,131	$31,114	$1,974,699	$2,005,813

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2023	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$4,508	$2,360	$4,369	$11,237	$703,606	$714,843
Multi-family	—	—	3,374	3,374	569,475	572,849
Commercial real estate	2,666	3,212	6,000	11,878	536,134	548,012
Commercial and industrial	755	555	211	1,521	106,391	107,912
Construction and land development	—	—	—	—	13,170	13,170
Consumer	—	—	—	—	413	413
Total	$7,929	$6,127	$13,954	$28,010	$1,929,189	$1,957,199

The Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) on October 1, 2023. The Company may occasionally make modifications to loans where the borrower is considered to be in financial distress. Types of modifications include principal reductions, significant payment delays, term extensions, interest rate reductions or a combination thereof. The amount of principal reduction is charged-off against the allowance for credit losses.

The following table presents the amortized cost basis of loans at September 30, 2024 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

% of
Total
				Interest		Class of
	Principal	Payment	Term	Rate		Financing
(in thousands)	Reduction	Delay	Extension	Reduction	Combination	Receivable
Multi-family	$1,140	$—	$—	$—	$—	0.20%

The Company had no commitment to lend additional funds to the borrowers included in the previous table.

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. No such loans that have been modified in the last 12 months were past due.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2024:

Weighted
		Weighted	Average
		Average	Term
	Principal	Interest Rate	Extension
(in thousands)	Reduction	Reduction	(in months)
Multi-family	$362	—%	—

Upon the Company’s determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. During the three and nine months ended September 30, 2024, no loans that were modified in the last 12 months to borrowers experiencing financial difficulty had a payment default.

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

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at September 30, 2024 and gross charge-offs for the nine months ended September 30, 2024:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$76,989	$183,933	$197,791	$61,250	$35,657	$151,718	$—	$26,168	$733,506
Special Mention	408	879	588	1,205	891	769	—	—	4,740
Substandard	—	760	1,035	—	1,070	2,872	—	656	6,393
Total Residential real estate	77,397	185,572	199,414	62,455	37,618	155,359	—	26,824	744,639
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	2,833	3,406	294,543	159,976	35,573	58,360	—	—	554,691
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,139	1,804	—	—	—	2,943
Total Multi-family	2,833	3,406	294,543	161,115	37,377	58,360	—	—	557,634
Current period gross charge-offs	—	—	—	368	—	—	—	—	368

Commercial real estate
Pass	27,279	77,473	174,315	78,467	22,295	121,053	—	—	500,882
Special Mention	—	911	3,550	8,855	399	1,301	—	—	15,016
Substandard	—	—	—	—	482	4,047	—	—	4,529
Total Commercial real estate	27,279	78,384	177,865	87,322	23,176	126,401	—	—	520,427
Current period gross charge-offs	—	—	—	—	—	30	—	—	30

Commercial and industrial
Pass	66,428	77,135	6,483	9,296	2,425	3,741	—	—	165,508
Special Mention	—	153	—	545	54	438	—	—	1,190
Substandard	25	213	2,500	1,309	561	593	—	—	5,201
Total Commercial and industrial	66,453	77,501	8,983	11,150	3,040	4,772	—	—	171,899
Current period gross charge-offs	18	146	—	—	52	—	—	—	216

Construction and land development
Pass	245	—	—	5,473	—	—	—	—	5,718
Special Mention	—	—	—	3,803	—	—	—	—	3,803
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	245	—	—	9,276	—	—	—	—	9,521
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	93	301	76	—	—	—	—	—	470
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	93	301	76	—	—	—	—	—	470
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Loans	$174,300	$345,164	$680,881	$331,318	$101,211	$344,892	$—	$26,824	$2,004,590

Gross charge-offs	$18	$146	$—	$368	$52	$30	$—	$—	$614
(1)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $1.2 million related to basis adjustments for loans in the closed portfolio under the portfolio layer method at September 30, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. See “Note 10 – Derivates” for more information on the fair value hedge.

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at December 31, 2023:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$191,238	$207,166	$64,906	$39,772	$79,581	$98,150	$—	$24,975	$705,788
Special Mention	—	—	—	522	230	—	—	—	752
Substandard	—	740	—	676	4,185	927	—	656	7,184
Total Residential real estate	191,238	207,906	64,906	40,970	83,996	99,077	—	25,631	713,724

Multi-family
Pass	3,533	299,217	162,678	36,592	10,854	56,601	—	—	569,475
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,580	1,794	—	—	—	—	3,374
Total Multi-family	3,533	299,217	164,258	38,386	10,854	56,601	—	—	572,849

Commercial real estate
Pass	86,834	187,570	80,761	26,300	42,476	95,265	—	—	519,206
Special Mention	—	1,852	8,433	293	3,647	6,427	—	—	20,652
Substandard	—	—	—	199	6,826	1,129	—	—	8,154
Total Commercial real estate	86,834	189,422	89,194	26,792	52,949	102,821	—	—	548,012

Commercial and industrial
Pass	74,352	11,392	10,015	4,407	126	5,274	—	—	105,566
Special Mention	—	—	913	—	—	540	—	—	1,453
Substandard	—	—	266	35	145	447	—	—	893
Total Commercial and industrial	74,352	11,392	11,194	4,442	271	6,261	—	—	107,912

Construction and land development
Pass	904	3,613	8,653	—	—	—	—	—	13,170
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	904	3,613	8,653	—	—	—	—	—	13,170

Consumer
Pass	326	87	—	—	—	—	—	—	413
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	326	87	—	—	—	—	—	—	413

Total Loans	$357,187	$711,637	$338,205	$110,590	$148,070	$264,760	$—	$25,631	$1,956,080
(1)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $1.1 million related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2023. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. See “Note 10 – Derivates” for more information on the fair value hedge.

5. EQUITY COMPENSATION PLANS

The Company’s 2021 and 2018 Equity Compensation Plans (the “2021 Plan” and the “2018 Plan,” respectively), provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 230,966 shares remain available for issuance at September 30, 2024. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 2,780 shares remain available for issuance at September 30, 2024.

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

There were 99,392 stock options exercised resulting in the net issuance (after netting the value of the exercise price and/or certain tax liabilities) of 39,170 shares of common stock during the nine months ended September 30, 2024 and no stock options exercised during the nine months ended September 30, 2023.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, January 1, 2024	158,933	$9.37	$1,314	1.14 years
Granted	—	—
Exercised	(99,392)	10.00
Forfeited	(1,541)	16.25
Outstanding, September 30, 2024 (1)	58,000	$8.11	$587	1.07 years
(1)	All outstanding options are fully vested and exercisable.

The following table presents information related to the stock option plan for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Intrinsic value of options exercised	$736	$—
Cash received from option exercises	103	—
Tax benefit from option exercises	229	—

There was no compensation expense attributable to stock options for the three and nine months ended September 30, 2024 and 2023.

Restricted Stock Awards

During the nine months ended September 30, 2024, restricted stock awards of 59,161 shares were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2024	252,502	$19.58
Granted	59,161	17.03
Vested	(66,617)	19.65
Forfeited	(5,428)	19.74
Unvested, September 30, 2024	239,618	$18.93

Compensation expense attributable to restricted stock awards was $360 thousand and $219 thousand for the three months ended September 30, 2024 and 2023, respectively. Compensation expense attributable to restricted stock awards was $1.0 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $3.4 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 3.16 years. The total fair value of shares vested during the nine months ended September 30, 2024 and 2023 was $1.2 million and $1.4 million, respectively.

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

The following table summarizes the unvested performance-based RSU activity for the nine months ended September 30, 2024:

Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2024	38,271	$19.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, September 30, 2024	38,271	$19.73

No RSUs were granted during the nine months ended September 30, 2024. Performance-based RSUs granted in 2022 cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2024.

Compensation expense attributable to RSUs was $56 thousand and $17 thousand, respectively, for the three months ended September 30, 2024 and 2023. Compensation expense attributable to RSUs was $168 thousand and $149 thousand, respectively, for the nine months ended September 30, 2024 and 2023. As of September 30, 2024, there was $88 thousand of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 0.39 years.

6. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The effects of accumulated other comprehensive income or loss is not included in computing regulatory capital. Management believes as of September 30, 2024, the Bank meets all capital adequacy requirements to which it is subject.

In addition to the minimum capital requirements discussed above, the Bank is also required to maintain a capital buffer above the requirements set forth in the capital adequacy regulations. Failure to maintain the required buffer could impair the Bank’s ability to pay dividends to the Company and to pay certain compensation to its executives.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s actual and required capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total capital to risk-weighted assets	$217,299	14.24%	$122,055	8.00%	$160,197	10.50%	$152,568	10.00%
Tier 1 capital to risk-weighted assets	198,196	12.99%	91,541	6.00%	129,683	8.50%	122,055	8.00%
Common equity tier 1 capital to risk-weighted assets	198,196	12.99%	68,656	4.50%	106,798	7.00%	99,169	6.50%
Tier 1 capital to average total assets	198,196	8.85%	89,623	4.00%	N/A	N/A	112,028	5.00%

December 31, 2023
Total capital to risk-weighted assets	$210,071	14.31%	$117,472	8.00%	$154,182	10.50%	$146,840	10.00%
Tier 1 capital to risk-weighted assets	193,324	13.17%	88,104	6.00%	124,814	8.50%	117,472	8.00%
Common equity tier 1 capital to risk-weighted assets	193,324	13.17%	66,078	4.50%	102,788	7.00%	95,446	6.50%
Tier 1 capital to average total assets	193,324	9.08%	85,131	4.00%	N/A	N/A	106,414	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend and debt service payments is dividends received from the Bank. During the nine months ended September 30, 2024 the Bank paid $4.4 million in cash dividends to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of September 30, 2024, the Bank had $29.8 million of retained net income available for dividends to the Company, without obtaining regulatory approval, provided that the Bank satisfies the regulatory capital requirements, including the capital conservation buffer, disclosed above.

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

Assets Measured at Fair Value on a Recurring Basis

The following presents fair value measurements on a recurring basis at September 30, 2024 and December 31, 2023:

	September 30, 2024
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. Treasury securities	$24,925	$—	$24,925	$—
U.S. GSE residential mortgage-backed securities	7,730	—	7,730	—
Collateralized loan obligations	46,675	—	46,675	—
Corporate bonds	19,029	—	19,029	—
Loan servicing rights	5,765	—	—	5,765
Total	$104,124	$—	$98,359	$5,765

Financial liabilities:
Derivatives	$2,657	$—	$2,657	$—

	December 31, 2023
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$201	$—	$201	$—
Collateralized loan obligations	50,266	—	50,266	—
Corporate bonds	10,952	—	10,952	—
Loan servicing rights	4,668	—	—	4,668
Total	$66,087	$—	$61,419	$4,668

Financial liabilities:
Derivatives	$2,361	$—	$2,361	$—

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

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. The fair value of loan servicing rights related to residential mortgage loans at September 30, 2024 was determined based on discounted expected future cash flows using discount rates ranging from 12.13% to 14.63%, prepayment speeds ranging from 18.14% to 19.52% and a weighted average life ranging from 2.14 to 3.44 years. Fair value at December 31, 2023 for loan servicing rights related to residential mortgage loans was determined based on discounted expected future cash flows using discount rates ranging from 12.38% to 14.88%, prepayment speed of 26.25% and a weighted average life ranging from 1.55 to 2.78 years.

The fair value of loan servicing rights for SBA loans at September 30, 2024 was determined based on discounted expected future cash flows using discount rates ranging from 6.58% to 53.98%, prepayment speeds ranging from 8.95% to 33.33% and a weighted average life ranging from 0.84 to 5.12 years. The fair value of loan servicing rights for SBA loans at December 31, 2023 was determined based on discounted expected future cash flows using discount rates ranging from 9.61% to 41.46%, prepayment speeds ranging from 8.85% to 30.24% and a weighted average life ranging from 1.08 to 5.71 years.

The Company has determined these are mostly unobservable inputs and considers them Level 3 inputs within the fair value hierarchy.

The following table presents the changes in mortgage servicing rights for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$5,465	$4,375	$4,668	$4,402
Additions	518	265	1,596	757
Adjustment to fair value	(218)	(161)	(499)	(680)
Balance at end of period	$5,765	$4,479	$5,765	$4,479

Assets Measured at Fair Value on a Non-recurring Basis

The Company had no significant financial instruments measured at fair value on a non-recurring basis at September 30, 2024.

Financial assets measured at fair value on a non-recurring basis as of December 31, 2023 include certain individually evaluated loans reported at fair value of the underlying collateral if repayment is expected solely from the collateral.

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

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at September 30, 2024 and December 31, 2023:

	September 30, 2024
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$141,231	$141,231	$—	$—	$141,231
Securities held-to-maturity	3,828	—	3,707	—	3,707
Loans, net	1,982,407	—	—	1,955,544	1,955,544
Accrued interest receivable	12,522	—	1,202	11,320	12,522

Financial liabilities:
Time deposits	504,100	—	505,055	—	505,055
Demand and other deposits	1,453,444	1,453,444	—	—	1,453,444
Borrowings	125,805	—	126,851	—	126,851
Subordinated debentures	24,675	—	24,894	—	24,894
Accrued interest payable	1,865	4	1,861	—	1,865

	December 31, 2023
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$177,207	$177,207	$—	$—	$177,207
Securities held-to-maturity	4,041	—	3,835	—	3,835
Loans, net	1,937,541	—	—	1,890,113	1,890,113
Accrued interest receivable	11,915	—	1,156	10,759	11,915

Financial liabilities:
Time deposits	522,198	—	520,022	—	520,022
Demand and other deposits	1,382,397	1,382,397	—	—	1,382,397
Borrowings	128,953	—	128,165	—	128,165
Subordinated debentures	24,635	—	26,601	—	26,601
Accrued interest payable	1,724	161	1,563	—	1,724

8. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances

At September 30, 2024 and December 31, 2023, FHLB term borrowings outstanding were $107.8 million and $126.7 million, respectively, all of which were fixed rate.

At September 30, 2024, the Company had $18.0 million in FHLB overnight borrowings outstanding at a rate of 5.08%. There were no FHLB overnight borrowings outstanding at December 31, 2023.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by residential and commercial mortgage loans under a blanket lien arrangement at September 30, 2024 and December 31, 2023. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $197.9 million at September 30, 2024.

The following table sets forth the contractual maturities and weighted average interest rates of the Company’s fixed rate FHLB advances for each of the next five years (in thousands):

	Balance at September 30,
	2024
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$18,000	5.08%

2025, rates from 0.56% to 0.59%	7,080	0.58%
2026, rates from 4.29% to 4.98%	40,475	4.50%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	107,805	4.11%
Total FHLB advances	$125,805	4.25%

	Balance at December 31,
	2023
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2024, rates from 0.39% to 2.53%	18,860	0.98%
2025, rates from 0.56% to 0.59%	7,080	0.58%
2026, rates from 4.29% to 4.98%	40,475	4.50%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	126,665	3.65%
Total FHLB advances	$126,665	3.65%

Federal Reserve Borrowings

At September 30, 2024 and December 31, 2023, the Company’s borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) were $0 and $2.3 million, respectively. The borrowings had a rate of 0.35% and the maturity date equaled the maturity date of the underlying PPP loan pledged to secure the extension of credit.

The Company also pledges residential and commercial loans to the Federal Reserve Bank of New York’s Discount Window. Based on this collateral, the Company was eligible to borrow up to $263.7 million as of September 30, 2024. The Company did not have any outstanding borrowings against this line as of September 30, 2024.

Correspondent Bank Borrowings

At September 30, 2024, approximately $92 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at September 30, 2024 and December 31, 2023.

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

At September 30, 2024 and December 31, 2023, the unamortized issuance costs of the Notes were $0.3 million and $0.4 million, respectively. For the three months ended September 30, 2024 and 2023, $13 thousand in issuance costs were recorded in interest expense. For the nine months ended September 30, 2024 and 2023, $40 thousand in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

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

The following sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
(in thousands)	Amount	Fair Value (1)	Amount	Fair Value (1)
September 30, 2024
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$—	$—	$75,000	$(1,480)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(1,177)
Total	$—	$—	$125,000	$(2,657)

December 31, 2023
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$—	$—	$75,000	$(1,256)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(1,105)
Total	$—	$—	$125,000	$(2,361)
(1)	Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps with notional amounts totaling $75.0 million as of September 30, 2024 and December 31, 2023, were designated as cash flow hedges of certain Brokered Certificates of Deposit. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
(Loss) gain recognized in other comprehensive income	$(1,231)	$237	$(175)	$348
Gain recognized in interest expense	184	96	557	104

Fair Value Hedges of Interest Rate Risk

On November 1, 2023, the Company entered into a three year interest rate swap with a notional amount totaling $50 million which was designated as a fair value hedge of certain fixed rate residential mortgages. The Company pays a fixed rate of 4.56% and receives a floating rate based on SOFR for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during the nine  months ended September 30, 2024 and the Company expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three and nine months ended September 30, 2024. There were no fair value hedges for the three and nine months ended September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net gain on hedged items recorded in interest income on loans	$28	$—	$32	$—
Gain on hedge recorded in interest income on loans	93	—	284	—

At September 30, 2024 and December 31, 2023, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges.

	September 30,	December 31,
(in thousands)	2024	2023
Loans receivable:
Carrying amount of the hedged assets(1)	$50,000	$50,000
Fair value hedging adjustment included in the carrying amount of the hedged assets	1,223	1,119
(1)	This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in the hedging relationships was $392.0 million and $410.3 million, respectively. The cumulative basis adjustments associated with these hedging relationships was $1.2 million and $1.1 million, respectively, and the amounts of the designated hedged items were $50.0 million and $50.0 million, respectively.

Credit-Risk-Related Contingent Features

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At September 30, 2024 and December 31, 2023, the Company posted $3.0 million and $2.2 million, respectively, in collateral to its counterparties in a net liability position.

11. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the nine months ended September 30, 2024 and 2023:

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2024	$(1,466)	$(984)	$(2,450)
Other comprehensive income (loss), before reclassification	508	(175)	333
Amount reclassified from accumulated other comprehensive income	(3)	—	(3)
Net current period other comprehensive income (loss)	505	(175)	330
Balance at September 30, 2024	$(961)	$(1,159)	$(2,120)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2023	$(715)	$—	$(715)
Other comprehensive (loss) income, before reclassification	(955)	348	(607)
Amount reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive (loss) income	(955)	348	(607)
Balance at September 30, 2023	$(1,670)	$348	$(1,322)

There were no significant amounts reclassified out of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023.

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

Factors that may cause actual results or earnings to differ materially from such forward-looking statements include those set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as updated by the Company’s subsequent filings with the SEC and, among others, the following:

●	Changes in monetary and fiscal policies of the FRB and the U. S. Government, particularly related to changes in interest rates, money supply and inflation, may affect interest margins and the fair value of financial instruments;
●	Changes in general economic conditions, either nationally or in our market areas, that are different than expected;
●	The ability to enhance revenue through increased market penetration, expanded lending capacity and product offerings;
●	Occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, or outbreaks of hostilities, such as between Russia and Ukraine and in the Middle East, or the effects of climate change, and the ability of the Company to deal effectively with disruptions caused by the foregoing;
●	Legislative, regulatory or policy changes;
●	Downturns in demand for loan, deposit and other financial services in the Company’s market area;
●	Increased competition from other banks and non-bank providers of financial services;
●	Technological changes and increased technology-related costs;
●	A breach of our information systems security, including the occurrence of a cyber incident or a deficiency in cyber security; and
●	Changes in accounting principles, or the application of generally accepted accounting principles.

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

Non-GAAP Disclosure - This discussion includes discussions of the Company’s tangible common equity (“TCE”) ratio, TCE, tangible assets and efficiency ratio, all of which are non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or modifies amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The Company believes that these non-GAAP financial measures provide both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other financial institutions.

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

The Bank operates as a locally headquartered, community-oriented bank, serving customers throughout the New York metro area from offices in Nassau, Suffolk, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York and Freehold in Monmouth County, New Jersey. We opened the Bank’s Hauppauge Business Banking Center in Hauppauge, Suffolk County, New York in May 2023. This location is the nexus of our expanded commercial lending and deposit activities that are integral to the ongoing diversification of our balance sheet as we fill the void left by the diminishing number of commercial banks in the NYC Metro area. The Bank has received regulatory approval for the opening of a full-service branch in Port Jefferson, New York. Business development staff have already joined the Bank in anticipation of the opening of this location. The Bank expects this site to be fully operational in the first quarter of 2025. During the fourth calendar quarter of 2023, we began offering business banking services to the legal, licensed cannabis industry in New York and other states in which cannabis is legally licensed under applicable state laws. We offer personal and business loans on a secured and unsecured basis, SBA and USDA guaranteed loans, revolving lines of credit, commercial mortgage loans, and one- to four-family non-qualified mortgages secured by primary and secondary residences that may be owner occupied or investment properties, home equity loans, bridge loans and other personal purpose loans.

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

Financial Performance Summary

As of or for the three and nine months ended September 30, 2024 and 2023

(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue (1)	$17,056	$15,506	$50,436	$46,665
Non-interest expense	12,238	10,317	34,712	31,450
Provision for credit losses	200	500	4,540	1,932
Net income	3,539	3,523	8,444	9,826
Net income per share - diluted	0.48	0.48	1.14	1.33
Return on average assets	0.62%	0.66%	0.50%	0.64%
Return on average stockholders' equity (2)	7.35%	7.58%	5.93%	7.21%
Tier 1 leverage ratio	8.85%	9.16%	8.85%	9.16%
Common equity tier 1 risk-based capital ratio	12.99%	13.55%	12.99%	13.55%
Tier 1 risk-based capital ratio	12.99%	13.55%	12.99%	13.55%
Total risk-based capital ratio	14.24%	14.60%	14.24%	14.60%
Tangible common equity ratio (non-GAAP) (2)	7.49%	7.81%	7.49%	7.81%
Total stockholders' equity/total assets (3)	8.26%	8.65%	8.26%	8.65%
(1)	Represents net interest income plus total non-interest income.
(2)	Includes common stock and Series A preferred stock.
(3)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.

At September 30, 2024 the Company, on a consolidated basis, had total assets of $2.3 billion, total deposits of $2.0 billion and total stockholders’ equity of $192.3 million. The Company recorded net income for each of the three months ended September 30, 2024 and 2023 of $3.5 million, or $0.48 per diluted share (including Series A preferred shares).

During the quarter ended September 30, 2024, net interest income increased $1.3 million, non-interest income increased $0.2 million, provision for credit losses decreased $0.3 million and income tax expense decreased $0.1 million compared to the September 30, 2023 quarter. These were offset by an increase of $1.9 million in non-interest expenses, particularly salaries and employee benefits, resulting in flat earnings between these periods.

The Company’s return on average assets and return on average stockholders’ equity were 0.62% and 7.35%, respectively, for the three months ended September 30, 2024, versus 0.66% and 7.58%, respectively, for the comparable 2023 period.

Total non-accrual loans at September 30, 2024 were $15.4 million, or 0.77% of total loans, compared to $14.5 million, or 0.74% of total loans at December 31, 2023 and $14.9 million, or 0.80% of total loans, at September 30, 2023. The allowance for credit losses as a percentage of total non-accrual loans amounted to 152%, 136% and 98% at September 30, 2024, December 31, 2023 and September 30, 2023, respectively.

The Company’s operating efficiency ratio was 71.8% for the three months ended September 30, 2024, versus 66.5% in the year ago period. The increase in the operating efficiency ratio was due to the increase in non-interest expense, which was partially offset by increases in net interest income and non-interest income.

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

Allowance for Credit Losses

On October 1, 2023, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and judgment and is reviewed on a quarterly basis. When management is reasonably certain that a loan balance is not fully collectable, an analysis is completed and an allowance may be established or a full or partial charge off could be recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecast. Expected credit losses are estimated over the contractual term of the loans and adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include changes in lending policies and procedures, size and composition of the portfolio, experience and depth of lending management and the effect of external factors such as competition, legal and regulatory requirements, among others. The allowance is available for any loan that, in management’s judgment, should be charged off. Although management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Company to make additional provisions for credit losses based upon information available to them at the time of their examination. The Bank considers its primary lending area to be the New York metro area. A substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market and economic conditions in this region. Future adjustments to the provision for credit losses and allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

Financial Condition – Total assets of the Company were $2.3 billion at September 30, 2024 and at December 31, 2023. Total securities available for sale at September 30, 2024 was $98.4 million, an increase of $36.9 million from December 31, 2023, primarily driven by growth in U.S. Treasury securities, corporate bonds and mortgage-backed securities. Total loans at September 30, 2024 and December 31, 2023 were $2.0 billion. Total deposits were $2.0 billion and $1.9 billion at September 30, 2024 and at December 31, 2023, respectively. Total borrowings and subordinated debt at September 30, 2024 were $150.5 million, including $125.8 million of outstanding FHLB advances, compared to $153.6 million at December 31, 2023.

At September 30, 2024, the residential loan portfolio amounted to $745.9 million, or 37.2% of total loans. Commercial real estate loans, including multi-family loans and construction and land development loans, totaled $1.1 billion or 54.2% of total loans at September 30, 2024. Commercial and industrial loans totaled $171.9 million or 8.6% of total loans.

Total deposits at September 30, 2024 were $2.0 billion, reflecting an increase of $52.9 million or 2.8%, compared to $1.9 billion at December 31, 2023. Our loan to deposit ratio was 102% at September 30, 2024 and 103% at December 31, 2023. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 74.2% and 72.6% of total deposits at September 30, 2024 and December 31, 2023, respectively. At those dates, demand deposit balances represented 10.5% and 10.9% of total deposits. Although core deposits grew to $1.5 billion as of September 30, 2024 from $1.4 billion as of December 31, 2023, demand deposit balances decreased from $207.8 million to $206.3 million during the same period. This decrease was confined to deposits made by residential loan borrowers in anticipation of residential loan closings. These funds comprise the equity residential borrowers are required to contribute to residential loan closings. The volume of these deposits rise and fall in proportion to the volume of anticipated residential loan closings. As the pace of residential lending increases, the volume of demand deposits will increase accordingly. Demand deposits, net of balances related to residential loan closings, grew to $181.8 million as of September 30, 2024 from $166.4 million as of December 31, 2023, an increase of 9.3%. The Company’s municipal deposit program is built on long-standing relationships developed in the local marketplace. This core deposit business will continue to provide a stable source of funding for the Company’s lending products at costs lower than both consumer deposits and market-based borrowings. The Company continues to broaden its municipal deposit base and currently services 39 customer relationships. At September 30, 2024, total municipal deposits were $366.2 million, representing 18.7% of total deposits, compared to $528.1 million at December 31, 2023, representing 27.7% of total deposits. Total municipal deposits decreased by $161.9 million or 30.7% from December 31, 2023 primarily due to seasonal variations. The weighted average rate on the municipal deposit portfolio was 4.24% at September 30, 2024. The aggregate amount of the Company’s outstanding uninsured deposits was $622.1 million or 31.8% of total deposits as of September 30, 2024 and $771.0 million or 40.5% of total deposits as of December 31, 2023.

Borrowings at September 30, 2024 were $125.8 million, versus $129.0 million, including $2.3 million in PPPLF funding, at December 31, 2023. At September 30, 2024, the Company had $125.8 million of outstanding FHLB advances as compared to $126.7 million at December 31, 2023. The Company had no borrowings outstanding under lines of credit with correspondent banks at September 30, 2024 and December 31, 2023. The Company utilizes a number of strategies to manage interest rate risk, including interest rate swap agreements, which currently provide a benefit to net interest income.

Commercial Real Estate Statistics

The Company’s commercial real estate concentration ratio continued to improve, decreasing to 397% of capital at September 30, 2024 from 432% of capital at December 31, 2023. A significant portion of the Bank’s commercial real estate portfolio consists of loans secured by Multi-Family and CRE-Investor owned real estate that are predominantly subject to fixed interest rates for an initial period of 5 years. The Bank’s exposure to Land/Construction loans is minor at $9.5 million, all at floating interest rates, and CRE-owner occupied loans have a sizable mix of floating rates. As shown below, these two portfolios represent 11% combined of loans maturing through the balance of 2024 and 2025, with 55% maturing in 2027 alone.

Multi-Family Market Rent Portfolio Fixed Rate Reset/Maturity Schedule					Multi-Family Stabilized Rent Portfolio Fixed Rate Reset/Maturity Schedule
Calendar Period (loan data as of 9/30/24)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate	Calendar Period (loan data as of 9/30/24)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate

2024	3	$1,861	$620	7.07%	2024	4	$4,014	$1,004	5.43%
2025	9	15,977	1,775	4.16%	2025	14	19,438	1,388	4.57%
2026	36	119,170	3,310	3.66%	2026	20	43,147	2,157	3.67%
2027	72	178,368	2,477	4.31%	2027	53	125,417	2,366	4.22%
2028	18	29,980	1,666	6.16%	2028	11	9,966	906	7.12%
2029+	8	5,647	706	7.32%	2029+	5	2,326	465	6.40%
Fixed Rate	146	351,003	2,404	4.30%	Fixed Rate	107	204,308	1,909	4.33%
Floating Rate	3	457	152	9.56%	Floating Rate	1	1,804	1,804	6.25%
Total	149	$351,460	$2,359	4.32%	Total	108	$206,112	$1,908	4.34%

CRE Investor Portfolio Fixed Rate Reset/Maturity Schedule
Calendar Period (loan data as of 9/30/24)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate

2024	18	$30,965	$1,720	5.56%
2025	27	18,259	676	5.11%
2026	33	45,806	1,388	4.85%
2027	87	149,261	1,716	4.75%
2028	32	32,826	1,026	6.65%
2029+	16	6,519	407	6.15%
Fixed Rate	213	283,636	1,332	5.13%
Floating Rate	3	12,368	4,123	8.80%
Total CRE-Inv.	216	$296,004	$1,370	5.28%

Rental breakdown of Multi-Family portfolio

The table below segments our portfolio of loans secured by Multi-Family properties based on rental terms and location. As shown below, 63% of the combined portfolio is secured by properties subject to free market rental terms, the dominant tenant type, and both the Market Rent and Stabilized Rent segments of our portfolio present very similar average borrower profiles. The portfolio is primarily located in the New York City boroughs of Brooklyn, the Bronx and Queens.

Multi-Family Loan Portfolio - Loans by Rent Type
Rent Type	# Notes	Outstanding Loan Balance	% of Total Multi-Family	Avg Loan Size	LTV	Current DSCR	Avg # of Units
		($000's omitted)		($000's omitted)

Market	149	$351,460	63%	$2,359	61.8%	1.40	11
Location
Manhattan	7	$17,911	3%	$2,559	52.0%	1.63	15
Other NYC	94	$246,140	44%	$2,619	61.5%	1.39	10
Outside NYC	48	$87,409	16%	$1,821	64.8%	1.40	12

Stabilized	108	$206,112	37%	$1,908	63.1%	1.38	11
Location
Manhattan	7	$10,892	2%	$1,556	53.5%	1.49	15
Other NYC	89	$176,115	32%	$1,979	63.5%	1.38	11
Outside NYC	12	$19,105	3%	$1,592	64.7%	1.40	16

Office Property Exposure

The Bank’s exposure to the Office market is minor at $45.5 million (2.3% of total loans), has a 1.8x weighted average DSCR, a 54% weighted average LTV and less than $400 thousand of exposure in Manhattan. The portfolio has no delinquencies, defaults or modifications.

Liquidity and Capital Resources – Liquidity management is defined as the ability of the Company and the Bank to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve, FHLB and correspondent banks, which totaled $141.2 million and $177.2 million at September 30, 2024 and December 31, 2023, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit. At September 30, 2024, liquidity sources, which include cash and unencumbered securities and secured and unsecured funding capacity, totaled $637.1 million.

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

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At September 30, 2024, total deposits were $2.0 billion, of which $491.9 million were time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. Insured and collateralized deposits, which include municipal deposits, accounted for approximately 86% of total deposits at September 30, 2024. At September 30, 2024 and December 31, 2023, the Company had $125.8 million and $129.0 million, respectively, in borrowings outstanding.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. Daily, management receives a current cash position update to ensure that all obligations are satisfied. On a weekly basis, appropriate senior management receives a current liquidity position report and a ninety day forecasted cash flow to ensure that all short-term obligations will be met and there is sufficient liquidity available. At September 30, 2024, the Bank had a total borrowing capacity of $692.0 million at the Federal Home Loan Bank of New York, of which $368.1 million was used to collateralize municipal deposits and $125.8 million was utilized for overnight and term advances. At September 30, 2024, the Bank had a $263.7 million collateralized line of credit from the Federal Reserve Bank of New York’s discount window with no outstanding borrowings. At September 30, 2024, the Bank had access to approximately $92 million in unsecured lines of credit extended by correspondent banks, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at September 30, 2024.

Our sources of wholesale funding included brokered certificates of deposit, listing service certificates of deposit and insured cash sweep (“ICS”) reciprocal deposits in excess of 20% of total liabilities, which balances totaled approximately $87.6 million, $4.4 million and $56.7 million, or 4.5%, 0.2% and 2.9% of total deposits, respectively, at September 30, 2024. We utilized brokered certificates of deposit and listing service certificates of deposit as alternatives to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our brokered certificates of deposit, we utilized interest rate swap contracts to effectively extend their duration and to fix their cost.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over the short and long terms. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $192.3 million at September 30, 2024 compared to $184.8 million at December 31, 2023. The $7.5 million increase was primarily due to an increase of $6.2 million in retained earnings and a decrease of $0.3 million in accumulated other comprehensive loss. The increase in retained earnings was due primarily to net income of $8.4 million for the nine months ended September 30, 2024, which was offset by $2.2 million of dividends declared. The accumulated other comprehensive loss at September 30, 2024 was 1.1% of total equity and was comprised of a $1.0 million after tax net unrealized loss on the investment portfolio and a $1.1 million after tax net unrealized loss on derivatives.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 8.85%, 12.99%, 12.99% and 14.24%, respectively, at September 30, 2024, exceeding all regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above the minimum capital requirements. At September 30, 2024, the Bank’s capital buffer was in excess of requirements.

On October 5, 2023, the Company announced that the Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has not made any stock repurchases under the program. The remaining buyback authority under the share repurchase program therefore remained at 366,050 shares as of September 30, 2024.

The Company’s total stockholders’ equity to total assets ratio and tangible common equity to tangible assets ratio (“TCE ratio”) were 8.26% and 7.49%, respectively, at September 30, 2024, versus 8.14% and 7.35%, respectively, at December 31, 2023 and 8.65% and 7.81%, respectively, at September 30, 2023. The TCE ratio is a non-GAAP ratio. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to this non-GAAP ratio. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total stockholders’ equity and tangible assets to U.S. GAAP total assets at September 30, 2024 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity (3)	$192,339	Total assets	$2,327,814	8.26%	(1)
Less: goodwill	(19,168)	Less: goodwill	(19,168)
Less: core deposit intangible	(265)	Less: core deposit intangible	(265)
Tangible common equity (3)	$172,906	Tangible assets	$2,308,381	7.49%	(2)
(1)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio
(3)	Includes common stock and Series A preferred stock.

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

The Company’s Board of Directors approved the declaration of a $0.10 per share cash dividend on both common and Series A preferred shares payable on November 13, 2024 to stockholders of record on November 6, 2024.

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

Commitments to extend credit are agreements to lend to customers provided there are no violations of material conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2024 and December 31, 2023, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $123 million and $147 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2024 and December 31, 2023, letters of credit outstanding were approximately $0.8 million and $3.9 million, respectively.

Results of Operations – Comparison of the Three Months Ended September 30, 2024 and 2023 – The Company recorded net income of $3.5 million for each of the three months ended September 30, 2024 and 2023. During the quarter ended September 30, 2024, net interest income increased $1.3 million, non-interest income increased $0.2 million, provision for credit losses decreased $0.3 million and income tax expense decreased $0.1 million compared to the September 30, 2023 quarter. These were offset by an increase of $1.9 million in non-interest expenses, particularly salaries and employee benefits, resulting in flat earnings between these periods.

Net Interest Income and Margin

The $1.3 million increase in net interest income for the three months ended September 30, 2024, versus the comparable 2023 quarter was due to improvement of the Company’s net interest margin to 2.37% in the 2024 quarter from 2.29% in the comparable 2023 quarter. The yield on interest earning assets increased to 6.17% in the 2024 quarter from 5.61% in the comparable 2023 quarter, an increase of 56 basis points. This increase was partially offset by a 58 basis point increase in the cost of interest-bearing liabilities to 4.53% in 2024 from 3.95% in the third quarter of 2023.

The following table, “Net Interest Income Analysis”, presents for the three months ended September 30, 2024 and 2023, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

NET INTEREST INCOME ANALYSIS

For the Three Months Ended September 30, 2024 and 2023

(dollars in thousands)

	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(1)	Balance	Interest	Yield/Cost(1)
Assets:
Interest-earning assets
Loans(2)	$2,019,384	$31,356	6.18%	$1,840,900	$26,059	5.62%
Investment securities	103,870	1,619	6.20%	15,232	198	5.16%
Interest-earning cash	69,204	934	5.37%	176,884	2,391	5.36%
FHLB stock and other investments	8,610	204	9.43%	13,486	304	8.94%
Total interest-earning assets	2,201,068	34,113	6.17%	2,046,502	28,952	5.61%
Non interest-earning assets:
Cash and due from banks	9,360			6,700
Other assets	50,730			53,638
Total assets	$2,261,158			$2,106,840

Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$1,209,030	$13,941	4.59%	$985,625	$10,186	4.10%
Time deposits	487,377	5,546	4.53%	478,061	4,060	3.37%
Total interest-bearing deposits	1,696,407	19,487	4.57%	1,463,686	14,246	3.86%
Borrowings	126,104	1,198	3.78%	234,936	2,604	4.40%
Subordinated debentures	24,666	326	5.26%	24,613	303	4.88%
Total interest-bearing liabilities	1,847,177	21,011	4.53%	1,723,235	17,153	3.95%
Demand deposits	194,725			175,091
Other liabilities	27,826			23,994
Total liabilities	2,069,728			1,922,320
Stockholders' equity	191,430			184,520
Total liabilities and stockholders' equity	$2,261,158			$2,106,840
Net interest rate spread(3)			1.64%			1.66%
Net interest income/margin(4)		$13,102	2.37%		$11,799	2.29%
(1)	Annualized.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Provision and Allowance for Credit losses on Loans

The Company recorded a $0.2 million provision for credit losses expense on loans for the three months ended September 30, 2024, versus $0.5 million recorded for the comparable period in 2023. The allowance for credit losses increased by $3.7 million, or 19.1%, to $23.4 milion, or 1.17% of total loans at September 30, 2024, from $19.7 million, or 1.00% of total loans at December 31, 2023. The increase in the allowance for credit losses on loans is attributable to an ACL on an individually evaluated loan of $2.5 million and $1.1 million related to ongoing enhancements to the CECL model during the June 2024 quarter. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Reserve for Unfunded Commitments

The Company maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by borrowers. The amount of the reserve was $0.3 million at September 30, 2024 and $0.1 million at December 31, 2023. This reserve is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this reserve are recognized in provision for credit losses.

Non-interest Income

Non-interest income increased by $0.2 million for the three months ended September 30, 2024 versus the comparable 2023 period. The Bank’s investment in government guaranteed lending continues to yield results. This increase was driven by a $1.4 million increase in net gain on sale of loans reflecting the strengthening of secondary market premiums for sales of SBA loans. For the three months ended September 30, 2024 and 2023, the Company sold the government guaranteed portion of SBA loans totaling approximately $27.1 million and $18.4 million, respectively, recognizing net gain on sale of loans held for sale of $2.4 million and $1.5 million, respectively. During the quarter ended September 30, 2024, the Company sold $16.5 million of residential loans under the flow origination program and recorded net gain on sale of loans held for sale of $0.4 million. Partially offsetting this increase was a decrease in other income, reflecting that in the September 30, 2023 quarter, the Company settled ongoing litigation and received a settlement payment of $1.0 million which was recorded in other income.

Non-Interest Income

For the three and nine months ended September 30, 2024 and 2023

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Loan servicing and fee income	$960	$681	$2,709	$2,031
Service charges on deposit accounts	123	75	333	212
Net gain on sale of loans held for sale	2,834	1,468	7,926	3,515
Net gain on sale of investments available-for-sale	—	—	4	—
Other income	37	1,483	180	1,679
Total non-interest income	$3,954	$3,707	$11,152	$7,437

Non-interest Expense

Total non-interest expense increased by $1.9 million for the three months ended September 30, 2024 versus the comparable 2023 quarter. The increase in non-interest expense was primarily in salaries and employee benefits related to additional staff for the SBA, C&I Banking and Operations teams and severance payments in August 2024 paid in connection with a loan personnel restructuring initiative.

Non-Interest Expense

For the three and nine months ended September 30, 2024 and 2023

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Salaries and employee benefits	$6,840	$5,351	$18,901	$16,320
Occupancy and equipment	1,799	1,758	5,412	4,882
Data processing	547	516	1,560	1,533
Professional fees	762	800	2,297	2,462
Federal deposit insurance premiums	360	386	1,043	1,101
Other expenses	1,930	1,506	5,499	5,152
Total non-interest expense	$12,238	$10,317	$34,712	$31,450

The Company recorded income tax expense of $1.1 million for an effective tax rate of 23.4% for the three months ended September 30, 2024, versus income tax expense of $1.2 million for an effective tax rate of 24.9% in the comparable 2023 period.

Results of Operations – Comparison of the Nine Months Ended September 30, 2024 and 2023 – The Company recorded net income of $8.4 million during the nine months ended September 30, 2024, versus net income of $9.8 million in the comparable nine-month period a year ago. The decrease in earnings for the nine months ended September 30, 2024 from the comparable 2023 period resulted from a $2.6 million increase in the provision for credit losses expense and a $3.2 million increase in non-interest expense, which were partially offset by a $3.7 million increase in non-interest income, consisting primarily of gain on sale of loans held-for-sale, and a $0.7 million decrease in income tax expense.

Net Interest Income and Margin

Net interest income was $39.3 million for the nine months ended September 30, 2024, a slight increase of $0.1 million from the comparable 2023 period. The Company’s net interest margin was 2.41% in the 2024 nine month period from 2.65% in the comparable 2023 period. The yield on interest earning assets increased to 6.14% in the 2024 nine month period from 5.58% in the comparable 2023 period, an increase of 56 basis points. This increase was offset by a 95 basis point increase in the cost of interest-bearing liabilities to 4.45% in 2024 from 3.50% in the 2023 nine month period due to the rapid and significant rise in interest rates and the competitive deposit environment and, to a lesser extent, the Company’s decision to increase liquidity as a result of the industry events over the last two years. Together, this resulted in the higher cost of funds.

The following table, “Net Interest Income Analysis”, presents for the nine months ended September 30, 2024 and 2023, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

NET INTEREST INCOME ANALYSIS

For the Nine Months Ended September 30, 2024 and 2023

	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(1)	Balance	Interest	Yield/Cost(1)
Assets:
Interest-earning assets
Loans(2)	$2,006,142	$92,217	6.14%	$1,802,349	$75,581	5.61%
Investment securities	99,363	4,610	6.20%	15,837	594	5.01%
Interest-earning cash	60,202	2,445	5.42%	147,423	5,673	5.14%
FHLB stock and other investments	9,771	693	9.47%	9,975	623	8.35%
Total interest-earning assets	2,175,478	99,965	6.14%	1,975,584	82,471	5.58%
Non interest-earning assets:
Cash and due from banks	8,431			8,238
Other assets	50,593			53,720
Total assets	$2,234,502			$2,037,542
Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$1,162,587	$39,541	4.54%	$1,026,164	$27,883	3.63%
Time deposits	478,581	15,418	4.30%	441,557	9,657	2.92%
Total interest-bearing deposits	1,641,168	54,959	4.47%	1,467,721	37,540	3.42%
Borrowings	156,792	4,744	4.04%	161,588	4,732	3.92%
Subordinated debentures	24,653	978	5.30%	24,599	971	5.28%
Total interest-bearing liabilities	1,822,613	60,681	4.45%	1,653,908	43,243	3.50%
Demand deposits	194,694			177,243
Other liabilities	26,944			24,253
Total liabilities	2,044,251			1,855,404
Stockholders' equity	190,251			182,138
Total liabilities and stockholders' equity	$2,234,502			$2,037,542
Net interest rate spread(3)			1.69%			2.08%
Net interest income/margin(4)		$39,284	2.41%		$39,228	2.65%
(1)	Annualized.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Provision for Credit Losses on Loans

The Company recorded a $4.5 million provision for credit losses expense on loans for the nine months ended September 30, 2024, versus $1.9 million recorded for the comparable period in 2023. The increase was related to matters discussed above under the comparison of results for the three-month period. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income increased by $3.7 million for the nine months ended September 30, 2024 versus the comparable 2023 period. This increase was driven by a $4.4 million increase in net gain on sale of loans reflecting the strengthening of secondary market premiums for sales of SBA loans. For the nine months ended September 30, 2024 and 2023, the Company sold approximately $81.8 million and $43.8 million, respectively in the government guaranteed portion of SBA loans, recognizing net gains of $7.4 million and $3.5 million, respectively. During the nine months ended September 30, 2024, the Company sold $19.4 million of residential loans under the flow origination program and recorded net gains of $0.5 million.

Non-interest Expense

Total non-interest expense increased by $3.3 million for the nine months ended September 30, 2024 versus the comparable 2023 period. The increase in non-interest expense was primarily in salaries and employee benefits attributed to additional staff for the SBA, C&I Banking and Operations teams.

The Company recorded income tax expense of $8.4 million for an effective tax rate of 24.5% for the nine months ended September 30, 2024, versus income tax expense of $3.5 million for an effective tax rate of 26.0% in the comparable 2023 period.

Asset Quality - Total non-accrual loans at September 30, 2024 were $15.4 million, or 0.77% of total loans, compared to $14.5 million, or 0.74% of total loans at December 31, 2023 and $14.9 million, or 0.80% of total loans, at September 30, 2023. The allowance for credit losses as a percentage of total non-accrual loans amounted to 152%, 136% and 98% at September 30, 2024, December 31, 2023 and September 30, 2023, respectively.

Total loans having credit risk ratings of Special Mention and Substandard were $43.8 million at September 30, 2024, versus $42.4 million at December 31, 2023. The Company’s Special Mention and Substandard loans were comprised of residential real estate, multi-family, commercial real estate loans, commercial and industrial loans (including SBA facilities) and construction and land development loans at September 30, 2024. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At September 30, 2024, the Company’s allowance for credit losses amounted to $23.4 million or 1.17% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 1.00% at December 31, 2023 and 0.78% at September 30, 2023. The Company recorded net loan charge-offs of $0.4 million during the three months ended September 30, 2024 versus net loan charge-offs of $1.2 million during the three months ended September 30, 2023.

The Company recorded a $0.2 million provision for credit losses expense on loans for the three months ended September 30, 2024, versus $0.5 million recorded for the comparable period in 2023. Additional information regarding the ACL and the associated provisions recognized during the quarters ended September 30, 2024 and 2023 is presented in Note 4 to the unaudited consolidated financial statements. (See also Critical Accounting Policies, Judgments and Estimates contained herein).

ASSET QUALITY

September 30, 2024 versus December 31, 2023 and September 30, 2023

(dollars in thousands)

	As of or for the three months ended
	9/30/2024	12/31/2023	9/30/2023
Non-accrual loans	$15,365	$14,451	$14,933
Non-accrual loans held for sale	—	—	—
Loans greater than 90 days past due and accruing	—	—	128
Other real estate owned	—	—	—
Total non-performing assets (1)	$15,365	$14,451	$15,061

Loans held for sale	$16,721	$8,904	$—
Loans held for investment	2,005,813	1,957,199	1,874,562

Allowance for credit losses: (2)
Beginning balance	$23,644	$14,686	$15,369
CECL implementation one-time adjustment	—	4,095	—
Provision	200	200	500
Charge-offs	(438)	—	(1,226)
Recoveries	—	677	43
Ending balance	$23,406	$19,658	$14,686

Allowance for credit losses as a % of total loans (3)	1.17%	1.00%	0.78%

Allowance for credit losses as a % of non-accrual loans (3)	152%	136%	98%

Non-accrual loans as a % of total loans (3)	0.77%	0.74%	0.80%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	0.76%	0.74%	0.80%

Non-performing assets as a % of total assets	0.66%	0.64%	0.70%

Non-performing assets to total loans held for sale and investment	0.76%	0.74%	0.80%
(1)	Non-performing assets defined as non-accrual loans, non-accrual loans held for sale, loans greater than 90 days past due and accruing and other real estate owned.
(2)	The Company adopted CECL effective October 1, 2023.
(3)	Excludes loans held for sale.

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

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at September 30, 2024 (dollars in thousands). The results are within the Company’s policy limits.

At September 30, 2024
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII(1)

(basis points)	EVE	Amount	%	(basis points)	NII(1)	Amount	%
+200	$142,354	$(32,473)	(18.6)	+200	$56,361	$(5,986)	(9.6)
+100	159,631	(15,196)	(8.7)	+100	59,424	(2,923)	(4.7)
0	174,827			0	62,347
-100	187,521	12,694	7.3	-100	65,628	3,281	5.3
-200	198,919	24,092	13.8	-200	68,507	6,160	9.9
-300	216,780	41,953	24.0	-300	70,900	8,553	13.7
(1)	Assumes 12 month time horizon.

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) Issuer Purchases of Equity Securities

On October 5, 2023, the Company announced that the Board of Directors approved a new stock repurchase program. Under the new repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has not made any stock repurchases under the program. The remaining buyback authority under the share repurchase program therefore remained at 366,050 shares as of September 30, 2024.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

Not applicable.

ITEM 6. – EXHIBITS

10.1	Employment Agreement dated July 18, 2024 between Hanover Community Bank and Lance P. Burke (1)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER BANCORP, INC.

Dated: November 13, 2024	/s/ Michael P. Puorro
Michael P. Puorro
Chairman & Chief Executive Officer
(principal executive officer)

Dated: November 13, 2024	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)