Form 10-K
period 2024-12-31
Hanover Bancorp, Inc. /NY
filed 2025-03-14
CIK 1828588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $16.50 as of June 30, 2024 was $91.3 million.

As of March 7, 2025, the registrant had 7,200,883 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

Part I

Item 1.Business

Overview

Hanover Bancorp, Inc. (“Hanover”) is currently a New York corporation which is the holding company for Hanover Community Bank (the “Bank”), a New York chartered community commercial bank focusing on highly personalized and efficient services and products responsive to local needs. In 2024, our Board and shareholders approved a proposal to redomicile the Company in Maryland, and the Company is in the process of completing the change in its state of incorporation from New York to Maryland. The Bank operates as a locally headquartered, community-oriented bank serving customers throughout the New York metro area from offices in Nassau, Suffolk, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York, and Freehold, Monmouth County, New Jersey. We opened the Bank’s Hauppauge Business Banking Center in Hauppauge, Suffolk County, New York in May 2023. In addition, we have recently received regulatory approval to open a new branch in Port Jefferson, Suffolk County, New York, which we expect to open in early 2025. As of December 31, 2024, we had total assets of $2.31 billion, total loans of $1.99 billion, total deposits of $1.95 billion and total stockholders’ equity of $196.6 million.

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

In October 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31. Accordingly, the Company reported a transition quarter that ran from October 1, 2023 through December 31, 2023 (“transition period”). The Company’s current full fiscal year is the calendar year January 1, 2024 through December 31, 2024 (“calendar 2024”).

Our one- to four-family residential mortgage segment has a particular niche focus on non-conforming loans, primarily secured by owner-occupied and investment properties. The segment has proven particularly appealing to Asian American borrowers in the New York City boroughs. We offer a variety of deposit accounts to businesses and consumers through our branch network, which we believe complements our niche lending efforts. Additionally, we have expanded our deposit products to include a full line of municipal banking accounts, which has allowed us to capture additional customers in our operating footprint. During the fourth calendar quarter of 2023, we began offering business banking services to the legal, licensed cannabis industry, initially in New York state. We now offer these services in New Jersey and may in the future consider opening accounts for licensed entities in other states.

Lending Activities

Our lending strategy is to maintain a broadly diversified loan portfolio based on the type of customer (i.e., businesses versus individuals), type of loan product (e.g., owner occupied commercial real estate, commercial loans, etc.), geographic location and industries in which our business customers are engaged (e.g., manufacturing, retail, hospitality, wholesale distribution, construction, etc.). We offer personal and business loans on a secured and unsecured basis, SBA and USDA guaranteed loans, revolving lines of credit, commercial mortgage loans, and one- to four-family non-qualified mortgages secured by primary and secondary residences that may be owner occupied or investment properties, home equity loans, bridge loans and other personal purpose loans.

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

We originate non-qualified one- to four-family residential mortgage loans both to sell and hold for investment. Single-family residential mortgage loans held for sale are generally sold with the servicing rights released. However, with higher market interest rates experienced in recent years, the appetite among the Bank’s purchasers of residential loans for pools of loans declined, eliminating the Bank’s ability to sell residential loans in its portfolio on desirable terms. Commencing in late 2023, the Bank initiated a flow origination program under which the Bank originates individual loans for sale to specific buyers, thereby positioning the Bank to resume residential loan sales.

Commercial real estate. We offer real estate loans secured by owner occupied and non-owner occupied commercial properties, including one- to four-family properties and multi-family residential properties and construction and land development loans. Our management team has extensive knowledge of the markets where we operate and our borrowers. We focus on what we believe to be high quality credits with acceptable loan-to-value ratios, income- producing properties with strong cash flow and collateral profiles. The weighted average LTV was 59% for this portfolio as of December 31, 2024.

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

Our construction portfolio is small, representing only $13.5 million in total balances at December 31, 2024. Our construction and land development loans are comprised of commercial construction and land acquisition and development loans. Interest reserves are generally established on real estate construction loans. These loans are typically Prime-based and have maturities of fewer than 18 months. As of December 31, 2024, 100% of our real estate construction loan portfolio was secured by commercial properties.

Commercial and industrial. We provide a mix of variable and fixed rate commercial and industrial loans, which we refer to as C&I loans. The loans are typically made to small and medium-sized businesses for working capital needs, business expansions and trade financing. We extend commercial business loans on an unsecured and secured basis for working capital, accounts receivable and inventory financing, machinery and equipment purchases, and other business purposes. Generally, lines of credit have maturities ranging from twelve to twenty- four months, and “term loans” have maturities ranging from five to ten years. C&I loans generally provide for floating interest rates, with interest only payments for lines of credit and monthly payments of both principal and interest for term loans. We expect C&I lending to be a key component of our growth going forward. As of December 31, 2024, our commercial and industrial loans comprised $168.9 million, or 8.5%, of total loans held for investment.

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

We also have a municipal banking business, which has produced a significant level of deposits at cost-effective rates. The business provides banking services to public municipalities, including counties, cities, towns, and school districts, throughout the Long Island area. We believe this business is differentiated from our competitors in that the customers are long-term relationships of our team and are not transactional in nature. Furthermore, our focus is banking municipalities that are core to our branch footprint and where our brand resonates. This initiative is also consistent with our branch-lite and highly efficient approach to growing our balance sheet. The team and relationships we have allow us to compete throughout the Long Island market without the expense constraints of multiple physical locations. As of December 31, 2024, we had $509.3 million in municipal deposits at a weighted average rate of 3.72%.

Deposits serve as the primary source of funding for our interest-earning assets, but also generate non-interest revenue through insufficient funds fees, stop payment fees, safe deposit rental fees, ATM fees and debit card interchange and other miscellaneous fees.

Employees and Human Capital Resources

As of December 31, 2024, we employed 185 full-time employees. None of these employees are covered by a collective bargaining agreement. The Company provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical, Health Savings Account contribution for eligible plans, a 401(k) savings plan with a company match component and short-term and long-term disability coverage. Additional benefits offered include paid time off, dental, vision, life insurance and employee assistance. The Company’s compensation package is designed to maintain market competitive total rewards programs for all employees in order to attract and retain superior talent. We also implemented flexible scheduling, which has allowed us to remain competitive.

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

Capitalization

The Bank is subject to risk-based and leverage capital standards by which all banks are evaluated in terms of capital adequacy. Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” FDIC rules define these five capital categories. Under current FDIC regulations, a bank is deemed to be “well capitalized” if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 8% or greater, has a common equity tier 1 capital ratio of 6.5% or greater, has a leverage ratio of 5% or greater, and is not subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received an unsatisfactory safety and soundness examination rating. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. As of December 31, 2024, the Bank was a “well-capitalized” bank, as defined by its primary federal regulator.

Each of the bank regulatory agencies have issued rules that amend their capital guidelines for interest rate risk and require such agencies to consider in their evaluation of a bank’s capital adequacy, the exposure of a bank’s capital and economic value to changes in interest rates. These rules do not establish an explicit supervisory threshold. The agencies have indicated that they intend, at a subsequent date, to incorporate explicit minimum requirements for interest rate risk into their risk-based capital standards and have proposed a supervisory model to be used together with bank internal models to gather data and propose, at a later date, explicit minimum requirements.

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

As a result of the capital conservation buffer rules, if the Bank fails to maintain the required minimum capital conservation buffer, the Bank may be unable to make capital distributions to us, which could negatively impact our ability to pay dividends, service debt obligations or repurchase common stock. In addition, such a failure could result in a restriction on our ability to pay certain cash bonuses to executive officers, negatively impacting our ability to retain key personnel. As of December 31, 2024, the Bank’s current capital levels exceeded the applicable minimum capital requirements, including the capital conservation buffer, as prescribed in the Basel III capital rules.

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

Community Reinvestment Act and Fair Lending Laws Federal Regulation

Under the Community Reinvestment Act (“CRA”), as implemented by the FDIC, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC to assess the Bank’s record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent examination, the Bank was rated “Satisfactory” with respect to its CRA compliance. The banking regulatory agencies have recently substantially amended their regulations implementing the CRA to, among other things, move away from standards based upon the location of a bank’s branches and toward a focus on the location of its loans. These regulations have staggered effective dates, and management has not yet determined the impact of these new regulations as a whole on the Bank.

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

The USA PATRIOT Act also includes prohibitions on maintaining correspondent accounts for foreign shell banks and requires compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

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

Summary of Risk Factors

●	Our one- to four- family residential mortgage lending and certain niche loan products could expose us to credit risks that may be different than would apply to a more diversified or traditional loan portfolio.
●	Our business and operations are concentrated in the New York metropolitan area, and we are sensitive to adverse changes in the local economy.
●	We are subject to the various risks associated with our banking business and operations, including, among others, credit, market, liquidity, interest rate and compliance risks, which may have an adverse effect on our business, financial condition and results of operations if we are unable to manage such risks.
●	SBA and other government guaranteed lending programs are an increasingly important part of our business, and changes to SBA or other government guaranteed lending programs, including funding for such programs, or the rules governing such programs or other government guaranteed lending programs, may adversely affect our profitability. In addition, we may incur greater risk on our SBA and other government guaranteed lending as we seek to expand our guaranteed lending activities outside of our primary market area.
●	We have begun offering banking services to businesses in the state licensed cannabis industry, and this could expose us to liabilities and regulatory compliance costs.
●	Our liquidity and capital needs, particularly given our growth strategy, may suffer if not managed effectively or if capital is not available on terms acceptable to us.
●	Our ability to sustain growth will diminish if we are unable to continue to make commercially attractive acquisitions, or if we are unable to realize the benefits of prior or future acquisitions in a reasonable timeframe.
●	We operate in a highly competitive market and face increasing competition from traditional and new financial services providers.
●	We are dependent on key personnel and the unexpected loss of their services, or if we are unable to attract new personnel as we execute our growth strategy, will adversely impact our financial condition.
●	We operate in a highly regulated industry, and the current regulatory framework and any future legislative and regulatory changes, may have an adverse effect on our business, financial condition and results of operations.
●	We are subject to risks associated with our dependency on our information technology and telecommunications systems and third-party servicers including exposures to systems failures, interruptions or breaches of security.
●	Due to the limited public float and trading volume of our stock, our stock price may be volatile, which could result in substantial losses for investors.
●	Anti-takeover provisions in our charter and under New York and Federal law could limit certain shareholder actions.

ECONOMIC, MARKET AND INVESTMENT RISKS

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation rose sharply at the end of 2021 and remained at an elevated level through 2024. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, we may experience a material adverse effect on our financial condition and results of operations.

If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, we may experience a material adverse effect on our financial condition and results of operations. We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as a part of our liquidity management, we must use a number of funding sources in addition to deposits and repayments and maturities of loans and investments, which may include Federal Home Loan Bank of New York advances, Federal Reserve Bank of New York’s discount window advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

A lack of liquidity could also attract increased regulatory scrutiny and result in potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

Our financial flexibility would be severely constrained if we were unable to maintain our access to funding or if adequate financing were not available at acceptable interest rates. Further, if we were required to rely more heavily on more expensive funding sources to support liquidity, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. If alternative funding sources were no longer available to us, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of December 31, 2024, we had a net unrealized loss of $1.3 million on our available for-sale investment securities portfolio as a result of the higher interest rate environment. Our investment securities totaled $87.5 million, or 3.8% of total assets, at December 31, 2024. The details of this portfolio are included in Note 2 to the consolidated financial statements.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2024, 67% of our commercial real estate loan portfolio was secured by real estate located in the five boroughs of New York City and Nassau County, New York. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio and have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for credit losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, financial condition and results of operations.

We also obtain a significant volume of deposits from municipal customers, primarily in Nassau and Suffolk Counties in New York. Approximately 26.1% of our deposits are from municipal customers, although no single municipal customer represents a concentration risk. A prolonged economic downturn which adversely effects tax revenues or other governmental funding sources could have an adverse impact on our ability to gather cost efficient deposits, and fund our loans and other investments, thereby adversely affecting our results of operations.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At December 31, 2024, approximately $1.8 billion, or 91%, of our total loan portfolio was secured by real estate, almost all of which is located in our primary lending market. Future declines in the real estate values in the New York metro area and Nassau County and surrounding markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned (“OREO”) and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for credit losses may not reflect accurate loan impairments. This could have an adverse effect on our business, financial condition or results of operations.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. Although we held no OREO properties at December 31, 2024, it is possible that in future periods we may take title to OREO properties in the event of defaults on outstanding loans. The amount that we, as a mortgagee, may realize after a default depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or writedowns in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.

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

We have historically originated an increasingly significant number of SBA loans, and sold a significant portion of the guaranteed portions of these loans on the secondary market. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2024, we held $187.4 million of SBA loans on our balance sheet, $134.1 million of which consisted of the non-guaranteed portion of SBA loans and $53.3 million consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations would be adversely impacted.

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

In 2006, the OCC, the FDIC, and the FRB, or collectively, the Agencies, issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the “CRE Guidance.” Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure will receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our commercial real estate and multi-family loans balance have decreased 4% combined for the year ended December 31, 2024 and commercial real estate loans represent 385% of our risk-based capital at December 31, 2024, a decrease from 432% at December 31, 2023 and 448% at September 30, 2023.

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

Our loan portfolio includes a significant concentration of one- to four- family residential mortgage loans. As of December 31, 2024, we had $729.3 million in one- to four- family residential mortgage loans, representing 37% of our total loan portfolio. Approximately 91% of these loans are secured by properties in the five boroughs of New York City and Nassau County, New York and 66% of these loans are rental properties and are not owner-occupied. These loans expose us to credit risks that may be different from those related to loans secured by owner-occupied properties or commercial loans. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio and have an adverse impact on our revenues and financial condition. In addition, economic downturns in New York City could affect levels of employment in the New York metro area, which may affect the demand for rental housing. Any increase in rental vacancies, or reductions in rental rates, could adversely impact our borrowers and their ability to repay their loans. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, financial condition and results of operations.

Our niche lending products may expose us to greater risk than traditional lending products.

A significant portion of our lending activity is related to certain niche lending products, such as loans secured by investor owned, non-owner occupied one- to four-family properties and loans without third-party income verifications, which are considered non-qualified mortgage loans and which may expose us to greater risk of credit loss than that associated with more traditional lending products. Non-qualified mortgage loans are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. For the year ended December 31, 2024 and fiscal year ended September 30, 2023, we originated $130.4 million and $196.0 million in non-qualified mortgage loans, respectively. During the year ended December 31, 2024 we sold into the secondary market $37.6 million of our non-qualified mortgages. There were no such sales for the fiscal year ended September 30, 2023. Although we have developed underwriting standards and procedures designed to reduce the risk of loss, we can provide no assurance that these standards and procedures will be effective in reducing losses. Should we incur credit losses, it could adversely affect our results of operations.

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

Our allowance for credit losses may not be adequate to cover actual losses.

We maintain an allowance for credit losses that represents management’s judgment of expected credit losses and risks inherent in our loan portfolio. As of December 31, 2024, our allowance for credit losses totaled $22.8 million, which represented approximately 1.15% of our total loans held for investment. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels, adequacy of collateral and historical peer charge-off data. The determination of the appropriate level of our allowance for credit losses is inherently highly subjective and requires management to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes.

Our federal and state regulators, as an integral part of their examination process, review our methodology for calculating, and the adequacy of, our allowance for credit losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to our allowance for credit losses, we may need additional provisions for credit losses to restore the adequacy of our allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in our loan portfolio, we cannot provide assurance that we will not further increase the allowance for credit losses, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. We also cannot be certain that actual results will be consistent with forecasts and assumptions used in our modeling. Any of these occurrences could materially and adversely affect our financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2024, our non-performing assets, which consist of non-performing loans and OREO (of which we had none at December 31, 2024), were $16.4 million, or 0.71% of total assets. Our non-performing assets adversely affect our net income in various ways:

●	we record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for OREO;
●	we must provide for expected credit losses through a current period charge to the provision for credit losses;
●	non-interest expense increases when we write down the value of properties in our OREO portfolio to reflect changing market values;
●	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and
●	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

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

The deposits of our bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments as determined according to the calculation described in “Supervision and Regulation-Deposit Insurance.” In addition, the FDIC has the ability to assess special assessments against insured depository institutions if required to recapitalize the DIF. Increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

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

The net deferred tax asset reported on our balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions and deferred compensation deductions. The net deferred tax asset is measured by applying currently enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2024, our net deferred tax asset was $1.6 million.

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

Commencing in fourth calendar quarter of 2023, we implemented specialized deposit and lending services intended for cannabis-related business customers (“CRBs”). Medical use cannabis, as well as recreational use businesses, are legal in numerous states and the District of Columbia, including our primary markets of New York and New Jersey. However, such businesses are not legal at the federal level, and marijuana remains a Schedule I drug under the Controlled Substances Act of 1970. In 2014, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) published guidelines for financial institutions servicing state legal cannabis businesses. We have implemented a comprehensive control framework that includes written policies and procedures related to the on-boarding of such businesses and the monitoring and maintenance of such business accounts that comports with the FinCEN guidance. Additionally, our policies call for due diligence review of CRBs before they are on-boarded, including confirmation that businesses requiring licenses are properly licensed and maintain their licenses in good standing in the applicable state. Throughout the relationships, our policies call for continued monitoring of the businesses, including periodic site visits, confirmation that licenses are in good standing and reviews of business and compliance data, as applicable, to determine that the businesses continue to satisfy our requirements. The Bank may offer additional banking products and services to CRBs in the future. While we believe our policies and procedures allow us to operate in compliance with the FinCEN guidelines, there can be no assurance that compliance with the FinCEN guidelines will protect us from federal prosecution or other regulatory sanctions. Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutors will not choose to strictly enforce the federal laws governing cannabis. Any change in the federal government’s enforcement position could potentially subject us to criminal prosecution and other regulatory sanctions. As a general matter, the medical and recreational cannabis business is considered high-risk, thus increasing the risk of a regulatory action against our BSA/AML program that would likely have adverse consequences, including but not limited to, preventing us from undertaking mergers, acquisitions and other expansion activities.

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

Shares of our common stock are equity interests and do not constitute indebtedness. In the event of any liquidation, dissolution or winding up of our business or of the Bank, our common stock would rank below all claims of debt holders against us. As of December 31, 2024, we had outstanding approximately $25.0 million in aggregate principal amount of subordinated notes. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our debt obligations must be satisfied before any distributions can be made to the holders of our common stock. To the extent that we issue additional debt obligations, the additional debt obligations will be of equal rank with, or senior to, our existing debt obligations and senior to our shares of common stock.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Hanover recognizes that risk is an intrinsic aspect of all areas of our business and activities. Effective risk management is vital to our success. A comprehensive risk management approach is fundamental to maintaining the trust of our customers and the efficacy of our financial services.

Hanover’s Enterprise Risk Management (“ERM”) framework leverages the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) principles. This alignment is intended to bolster effective risk management practices that meet regulatory expectations. ERM considers all eight major risk categories including credit, market, liquidity, operational, compliance, reputation, legal, and strategic risk and further enhances the Company’s financial resiliency by integrating ERM with our capital and strategic planning processes. Cybersecurity is a major component of the broader operational risk category given the increase in risk due to the increased reliance on technology both for operating processes and delivery channels.

Hanover is committed to safeguarding the confidentiality, integrity, and availability of our information assets, including in particular customer information, and information technology environment. The objective of our cybersecurity program is to minimize the potential and impact of cyber threats. Our comprehensive cybersecurity program is designed based upon the National Institute of Standards and Technology (“NIST”) cybersecurity framework and in accordance with applicable industry guidance inclusive of Federal Financial Institutions Examinations Council (“FFIEC”) Information Security program guidance and NYDFS guidance and requirements.

Our cybersecurity governance framework includes documented policies, procedures, and controls designed to mitigate cybersecurity risk. We also perform regular risk assessments of our infrastructure, network architecture, and software/systems using current threat intelligence received from a variety of sources. We employ various preventative and detective controls to block, monitor, and alert for suspicious activity. Additionally, we engage third-party experts to perform periodic internal and external assessments, including penetration testing and vulnerability scanning. We also maintain an ongoing education and training program designed to increase employee awareness and gauge risks relative to the human element. Moreover, we maintain a third-party risk management program designed to identify, assess, and mitigate risks, inclusive of cybersecurity risk, associated with third-party service providers and Hanover’s supply chain vendors. Lastly, we engage third-party audit firms to periodically assess our IT general controls and information security.

We also maintain an Incident Response Plan that provides a structured framework for addressing potential or actual cybersecurity incidents. The Incident Response procedures and detections/prevention mechanisms are continuously refined to address evolving threats and alerts. This Plan includes the timely notification, escalation, and reporting of cybersecurity incidents to the Bank’s Operational Risk Management Committee, Enterprise Risk Management Committee, and the Board of Directors and/or the duly designated ERM Committee of the Board of Directors. It also includes for the timely notification to regulatory agencies, including but not limited to the FDIC, DFS, FRB and SEC as required or deemed appropriate. We also undertake periodic simulations and tabletop exercises to test our Incident Response Plan and ensure business resiliency and proper incident response management.

Cybersecurity Governance

Our Senior Information Security Officer (“SISO”), who is supported by a team of specialized Information Security and Third-Party Risk Management Analysts, is primarily responsible for the development, oversight, and administration of our Information Security, Business Continuity, and Vendor Risk Management Programs. The SISO has over 25 years of experience in information security, information technology, and enterprise risk management and holds certifications as both a Certified Information Systems Security Professional (“CISSP”) and Certified Information Systems Auditor (“CISA”). The SISO is an active member of the following management-level committees: Incident Response Committee, IT Steering Committee, Change Control Committee, Product Management Committee, Project Management Committee, and Operational Risk Management Committee (“ORMC”). The SISO reports to the ORMC on a quarterly basis, or more frequently if needed, regarding the effectiveness and status of the cybersecurity program, material cybersecurity risks and key risk indicators, and material cybersecurity trends and developments.

The SISO reports directly to the Chief Risk Officer (“CRO”), who has over 35 years of experience in enterprise risk, audit, and compliance. The CRO maintains oversight of entity-wide risk management, inclusive of but not limited to cybersecurity risk.

The SISO meets regularly with and works collectively with the Bank’s Chief Information Officer (“CIO”) and various members of the Information Technology Department as well as third-parties we may employ to assist in this area. The CIO has over 30 years of experience in Information Technology.

The SISO also reports to Hanover’s Board Enterprise Risk Management Committee on a quarterly basis, or more frequently if needed. Similar to the SISO’s management-level reporting, the SISO reports on the overall cybersecurity program, material cybersecurity risks and key risk indicators, and material cybersecurity trends and developments. The SISO also provides an annual Information Security report to the full Board of Directors and executive leadership team on the overall cybersecurity program, including material risks, key risk indicators, and emerging trends.

The ultimate responsibility, among management, for effective risk management, including cybersecurity risk, resides with the Chief Executive Officer (“CEO”). The Bank’s CEO and SISO annually certify compliance to the NYSDFS as required under DFS regulations.

Material Cybersecurity Risks, Threats, and Incidents

Our cybersecurity program has been designed to mitigate risks from cyber-attacks. However, even with a strong internal control environment designed to mitigate risks, Hanover is keenly aware that risks cannot be entirely eliminated. Notwithstanding our cybersecurity program’s effectiveness, the threat posed by cyber-attacks remains substantial. Additionally, we maintain cybersecurity insurance designed to further reduce residual risk. Nevertheless, due to the continuously shifting and evolving threat landscape and global geopolitical events, a portion of cyber risk remains inherently beyond full mitigation.

While we have experienced cybersecurity incidents in the past, we do not believe any of these incidents have materially affected or are reasonably likely to materially affect the Company or its operations and financial condition.

ITEM 2. Properties

The Bank owns its administrative headquarters and its Garden City Park branch and leases seven other branch locations. Our banking offices are located in Kings, Nassau, Suffolk, New York and Queens Counties in New York and in Monmouth County in New Jersey. In addition, we have recently received regulatory approval to open a new branch in Port Jefferson, Suffolk County, New York, which we expect to open in early 2025. Set forth below is certain information about the Bank’s offices:

●	Headquarters and Mineola Branch — 80 East Jericho Turnpike, Mineola, New York — this building has a branch on the first floor and Hanover’s corporate and administrative offices on the second and third floors and was opened in 2017.
●	Garden City Park Branch — 2131 Jericho Turnpike, Garden City Park, New York — this one-story building houses the Bank’s original branch as well as its Residential Banking Team.
●	Flushing Branch — 138-29 39th Avenue, Flushing, New York — this is a ground floor branch opened in 2019.
●	Forest Hills Branch — 71-15 Austin Street, Forest Hills, New York — this is a ground floor branch opened in 2017.
●	Sunset Park Branch — 5512 8th Avenue, Brooklyn, New York — this three-story building has a branch on the ground floor and administrative offices on the second and third floors.
●	Bowery Branch — 109 Bowery, New York, New York — this three-story building has a branch on the ground floor and administrative offices on the second and third floors.
●	Rockefeller Center Branch — 600 5th Avenue, New York, New York — this is a branch located on the 17th floor of a 26-floor commercial building and was acquired as part of the Savoy transaction.
●	Freehold Branch — 4400 Route 9, Freehold, NJ — this branch and administrative office is located on the second floor of three-story commercial office building.
●	Hauppauge Branch — 410 Motor Parkway, Hauppauge, New York — this branch is located on the third floor of a commercial office building and was opened in May 2023.

ITEM 3. Legal Proceedings

From time to time we are party to various litigation matters incidental to the conduct of our business. At December 31, 2024 and 2023, we are not party to any such legal proceeding the resolution of which we believe would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

Part II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Hanover Bancorp, Inc. trades on The Nasdaq Global Select Market under the symbol “HNVR”. As of December 31, 2024, we had approximately 415 holders of record of our common stock, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

We have paid a cash dividend of $0.10 per share on a quarterly basis to holders of our common stock. The future determination of our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock, and other factors deemed relevant by our Board of Directors.

There were no sales of unregistered securities during the quarter ended December 31, 2024.

On October 5, 2023, the Company announced that the Board of Directors approved a share repurchase program. Under the repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The timing and amount of purchases will be dictated by a number of factors.

Under the share repurchase program, repurchases will be made from time to time by the Company in the open market as conditions allow, or in privately negotiated transactions. The Company has not made any repurchases of its common stock under the program through the filing date of this Annual Report on Form 10-K.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In October 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31. As a result of the change in year end, the Company filed a Transition Report on Form 10-Q with the SEC on February 13, 2024, which included unaudited financial statements as of December 31, 2023 and for the three months then ended and for comparative purposes we presented financial statements for the three months ended December 31, 2022. In this report, our discussion and analysis will present the more significant factors affecting our financial condition at December 31, 2024 and December 31, 2023. For the results of operations, our discussion and analysis will present the more significant factors affecting the periods presented as follows:

●	the calendar year ended December 31, 2024 (“calendar 2024”) compared to the fiscal year ended September 30, 2023 (“fiscal 2023”); and
●	the transition period from October 1, 2023 through December 31, 2023 (“transition period”) compared to the year earlier period October 1, 2022 through December 31, 2022.

The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. Unless the context otherwise specifies or requires, references herein to “we” or “us” include Hanover Bancorp, Inc. and Hanover Bank on a consolidated basis.

Business Overview

We are currently a New York corporation which became the holding company for the Bank in 2016. The Bank, a community commercial bank focusing on highly personalized and efficient services and products responsive to local needs, commenced operations in 2009 and was incorporated under the laws of the State of New York. As a New York State chartered bank, the Bank is subject to regulation by the DFS and the FDIC. As a bank holding company, we are subject to regulation and examination by the FRB.

The Bank offers a full range of financial services including a complete suite of consumer and commercial banking products and services, including multi-family and commercial mortgages, government guaranteed loans, residential loans, business loans and lines of credit. The Bank also offers its customers, among other things, access to 24-hour ATM service with no fees, free checking with interest, telephone banking, advanced technologies in mobile and internet banking for its consumer and business customers and safe deposit boxes. Our corporate administrative office is located in Mineola, New York where the Bank also operates a full-service branch office. Additional branches are located in Garden City Park, Hauppauge, Forest Hills, Flushing, Sunset Park, Manhattan and Chinatown, New York and Freehold, New Jersey. The Bank has received regulatory approval to open a full-service branch in Port Jefferson, New York. Business development staff have already joined the Bank in anticipation of the opening of this location. The Bank expects this site to be fully operational in the first half of 2025.

At December 31, 2024, on a consolidated basis we had $2.31 billion in total assets, $196.6 million in total stockholders’ equity, $1.99 billion in total loans, $1.95 billion in total deposits and 185 full-time equivalent employees.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Our significant accounting policies and effects of new accounting pronouncements are discussed in detail in Note 1, “Summary of Significant Accounting Policies” to the accompanying Consolidated Financial Statements contained in Item 8. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for credit losses and goodwill.

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

The quantitative impairment analysis requires a comparison of each reporting unit’s fair value to its carrying value to identify potential impairment. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes, but may not be limited to, the selection of appropriate discount rates, the identification of relevant market comparables and the development of cash flow projections. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. As of November 30, 2024, the Company elected to proceed to a quantitative calculation to compare the reporting unit's fair value with its carrying value. The results of the evaluation indicated that fair value exceeded the carrying value of the reporting unit.

Annual goodwill impairment testing was performed as of November 30 and no impairment charges were incurred. Future unfavorable conditions could result in goodwill impairment. We continue to evaluate our qualitative assessment assumptions, which are subject to risks and uncertainties, including: (1) general macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (2) industry and market conditions such as a deterioration in the environment in which we operate, an increased competitive environment, a decline in market-dependent multiples or metrics (in both absolute terms and relative to peers), a change in the market for our products or services, or a regulatory or political development; (3) changes in cost factors such as increases in labor, or other costs that have a negative effect on earnings and cash flows; (4) overall financial performance for both actual and expected performance; (5) Entity and reporting unit–specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; litigation; or a change in the composition or carrying amount of net assets; and (6) a sustained decrease in share price in both absolute terms and relative to peers, if applicable. See Note 1, “Summary of Significant Accounting Policies” and Note 10, “Goodwill and Other Intangible Assets” to the accompanying Consolidated Financial Statements contained in Item 8 for further details.

Results of Operations for the year ended December 31, 2024 (“calendar 2024”) compared to fiscal year ended September 30, 2023 (“fiscal 2023”)

For calendar 2024, we recognized net income of $12.3 million, or $1.66 per diluted share (including Series A preferred shares), compared to net income of $15.2 million, or $2.05 per diluted share (including Series A preferred shares) for fiscal 2023. The decrease in net income recorded for calendar 2024 from fiscal 2023 resulted from a decrease in net interest income, an increase in the provision for credit losses and an increase in non-interest expense, which were partially offset by an increase in non-interest income. The increase in the provision for credit losses was primarily related to the recording of a $4.0 million provision for credit losses in June 2024 that was mainly attributable to an ACL on an individually evaluated loan of $2.5 million and $1.1 million related to ongoing enhancements to the CECL model. The increase in non-interest income is primarily related to the increases in the gain on sale of loans held-for-sale and loan servicing and fee income which were partially offset by a decrease in other operating income. In September 2023, the Company settled ongoing litigation and received a settlement payment of $975 thousand which was recorded in other income. The increase in non-interest expense was primarily attributed to additional staff for the SBA, C&I Banking and Operations teams.

Set forth below are our selected consolidated financial and other data. Our business is primarily the business of our Bank. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements.

	December 31,		September 30,
(in thousands)	2024	2023	2023
Selected Balance Sheet Data:
Securities available-for-sale, at fair value	$83,755	$61,419	$10,889
Securities held-to-maturity	3,758	4,041	4,108
Loans	1,985,524	1,957,199	1,874,562
Total assets	2,312,110	2,270,060	2,149,535
Total deposits	1,954,283	1,904,595	1,735,070
Total stockholders' equity	196,638	184,830	185,907

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
(dollars in thousands)	2024	2023	2023
Selected Operating Data:
Total interest income	$133,022	$31,155	$105,043
Total interest expense	79,930	18,496	50,551
Net interest income	53,092	12,659	54,492
Provision for credit losses	4,940	200	3,432
Total non-interest income	15,339	3,254	8,848
Total non-interest expense	47,112	10,670	39,721
Income before income taxes	16,379	5,043	20,187
Income tax expense	4,033	1,280	5,023
Net income	12,346	3,763	15,164

Selected Financial Data and Other Data:
Return on average equity	6.45%	8.10%	8.40%
Return on average assets	0.55%	0.69%	0.77%
Yield on average interest earning assets	6.12%	5.91%	5.49%
Cost of average interest bearing liabilities	4.40%	4.19%	3.18%
Net interest rate spread	1.72%	1.72%	2.31%
Net interest rate margin	2.44%	2.40%	2.85%
Average equity to average assets	8.57%	8.58%	9.13%

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

Net interest income for calendar 2024 was $53.1 million, a decrease of 2.6% from $54.5 million for fiscal 2023. Net interest margin was 2.44% for calendar 2024, a decrease of 41 basis points from 2.85% for fiscal 2023. The Company’s total interest income increased by $28.0 million, or 26.6%, as the average yield on interest-earning assets for calendar 2024 was 6.12%, an increase of 63 basis points from 5.49% for fiscal 2023. However, total interest expense increased by $29.4 million, or 58.1%, as the average cost interest-bearing liabilities for calendar 2024 was 4.40%, an increase of 122 basis points, from 3.18% for fiscal 2023 due to the rapid and significant rise in market interest rates and the competitive deposit environment and, to a lesser extent, the Company’s decision to increase liquidity as a result of the industry events over the last two years. Together, this resulted in the higher cost of funds.

The following table presents daily average balances, interest, yield/cost, and net interest margin on a fully tax-equivalent basis for the periods presented:

	Year Ended December 31,			Fiscal Year Ended September 30,
	2024			2023
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets
Loans(1)(2)	$2,005,524	$122,970	6.13%	$1,771,878	$97,560	5.51%
Investment securities(1)	98,238	5,991	6.10%	16,007	806	5.04%
Interest-earning balances and other	70,238	4,061	5.78%	126,740	6,677	5.27%
Total interest-earning assets	2,174,000	133,022	6.12%	1,914,625	105,043	5.49%
Non interest-earning assets:
Other assets	59,028			62,248
Total assets	$2,233,028			$1,976,873
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, NOW and money market deposits	$1,160,115	$51,457	4.44%	$997,068	$32,647	3.27%
Time deposits	483,668	21,060	4.35%	420,495	11,204	2.66%
Total interest-bearing deposits	1,643,783	72,517	4.41%	1,417,563	43,851	3.09%
Borrowings	149,667	6,109	4.08%	145,705	5,396	3.70%
Subordinated debentures	24,660	1,304	5.29%	24,593	1,304	5.30%
Total interest-bearing liabilities	1,818,110	79,930	4.40%	1,587,861	50,551	3.18%
Non-interest bearing deposits	196,595			184,051
Other liabilities	27,000			24,390
Total liabilities	2,041,705			1,796,302
Stockholders' equity	191,323			180,571
Total liabilities and stockholders' equity	$2,233,028			$1,976,873
Net interest rate spread(3)			1.72%			2.31%
Net interest income/margin(4)		$53,092	2.44%		$54,492	2.85%
(1)	There is no income tax exempt interest recorded for loans or investment securities for the periods presented.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	Three Months Ended December 31,
	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets
Loans(1)(2)	$1,910,409	$28,394	5.90%	$1,681,460	$21,979	5.19%
Investment securities(1)	56,834	940	6.56%	16,509	212	5.09%
Interest-earning balances and other	123,596	1,821	5.85%	35,770	381	4.23%
Total interest-earning assets	2,090,839	31,155	5.91%	1,733,739	22,572	5.17%
Non interest-earning assets:
Other assets	58,106			63,107
Total assets	$2,148,945			$1,796,846
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, NOW and money market deposits	$1,039,062	$11,547	4.41%	$910,732	$4,764	2.08%
Time deposits	541,475	5,231	3.83%	357,994	1,547	1.71%
Total interest-bearing deposits	1,580,537	16,778	4.21%	1,268,726	6,311	1.97%
Borrowings	146,167	1,392	3.78%	98,576	663	2.67%
Subordinated debentures	24,626	326	5.25%	24,573	334	5.39%
Total interest-bearing liabilities	1,751,330	18,496	4.19%	1,391,875	7,308	2.08%
Non-interest bearing deposits	187,216			204,256
Other liabilities	26,031			24,793
Total liabilities	1,964,577			1,620,924
Stockholders' equity	184,368			175,922
Total liabilities and stockholders' equity	$2,148,945			$1,796,846
Net interest rate spread(3)			1.72%			3.09%
Net interest income/margin(4)		$12,659	2.40%		$15,264	3.49%
(1)	There is no income tax exempt interest recorded for loans or investment securities for the periods presented.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table details the variances in net interest income caused by changes in interest rates and volume for the periods presented:

	Year Ended December 31, 2024 vs.
	Fiscal Year Ended September 30, 2023
	Increase (decrease) due to change in:
(in thousands)	Volume	Rate	Total
Interest income
Loans	$13,649	$11,761	$25,410
Investment securities	4,981	205	5,186
Interest-earning balances and other	(2,946)	329	(2,617)
Total interest income	15,684	12,295	27,979
Interest expense
Savings, NOW and money market deposits	5,937	12,873	18,810
Time deposits	1,888	7,968	9,856
Borrowings	150	563	713
Subordinated debentures	—	—	—
Total interest expense	7,975	21,404	29,379
Net increase (decrease) in net interest income	$7,709	$(9,109)	$(1,400)

	Three Months Ended December 31,
	2023 vs. 2022
	Increase (decrease) due to change in:
(in thousands)	Volume	Rate	Total
Interest income
Loans	$3,197	$3,218	$6,415
Investment securities	652	76	728
Interest-earning balances and other	1,179	261	1,440
Total interest income	5,028	3,555	8,583
Interest expense
Savings, NOW and money market deposits	755	6,028	6,783
Time deposits	1,081	2,603	3,684
Borrowings	392	337	729
Subordinated debentures	(8)	—	(8)
Total interest expense	2,220	8,968	11,188
Net increase (decrease) in net interest income	$2,808	$(5,413)	$(2,605)

Provision for Credit Losses

The provision for credit losses was $4.9 million (including a $0.2 million provision for unfunded comments) for calendar 2024 compared to $3.4 million (including no provision for unfunded comments) for fiscal 2023. Total net charge-offs were $1.6 million for both calendar 2024 and fiscal 2023. See additional discussion under "Asset Quality - Allowance for Credit Losses” section.

Non-Interest Income

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
(in thousands)	2024	2023	2023
Loan servicing and fee income	$3,690	$778	$2,709
Service charges on deposit accounts	469	85	275
Net gain on sale of loans held for sale	10,940	2,326	4,093
Net gain on sale of investments available-for-sale	31	—	—
Other income	209	65	1,771
Total non-interest income	$15,339	$3,254	$8,848

Non-interest income was $15.3 million for calendar 2024, an increase of $6.5 million from $8.8 million for fiscal 2023. The increase in non-interest income is primarily related to the increases in the net gain on sale of loans held for sale and loan servicing and fee income which were partially offset by a decrease in other income. In September 2023, the Company settled ongoing litigation and received a settlement payment of $975 thousand which was recorded in other income.

Non-Interest Expense

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
(in thousands)	2024	2023	2023
Salaries and employee benefits	$25,600	$5,242	$20,652
Occupancy and equipment	7,222	1,746	6,359
Data processing	2,096	530	1,951
Professional fees	3,079	729	3,145
Federal deposit insurance premiums	1,418	375	1,259
Other expenses	7,697	2,048	6,355
Total non-interest expense	$47,112	$10,670	$39,721

Non-interest expense was $47.1 million for calendar 2024, an increase of $7.4 million from $39.7 million for fiscal 2023. The increase in non-interest expense was primarily attributed to additional staff for the SBA, C&I Banking and Operations teams.

Income Taxes

Income tax expense was $4.0 million for calendar 2024, a decrease from $5.0 million for fiscal 2023. The decline in income tax expense reflects lower net income in calendar 2024. The effective income tax rate for calendar 2024 was 24.6% compared to 24.9% for fiscal 2023.

Results of Operations for three months ended December 31, 2023 (transition period) compared to three months ended December 31, 2022

The comparison of the results for the three months ended December 31, 2023 with the results for the three months ended December 31, 2022 can be found in the “Management’s Discussion and Analysis” section in the Company’s Transition Report on Form 10-Q for the transition period from October 1, 2023 to December 31, 2023, filed with the SEC on February 13, 2024.

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

The following table summarizes the amortized cost and fair value of investment securities:

	Balance at December 31,				Balance at September 30,
	2024		2023		2023
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
U.S. Treasury securities	$19,995	$20,000	$—	$—	$—	$—
U.S. GSE residential mortgage-backed securities	11,016	10,645	309	201	322	142
U.S. GSE commercial mortgage-backed securities	1,520	1,503	—	—	—	—
Collateralized loan obligations	32,271	32,477	50,283	50,266	—	—
Corporate bonds	20,282	19,130	12,700	10,952	12,700	10,747
Total investment securities available-for- sale	85,084	83,755	63,292	61,419	13,022	10,889
Investment securities held-to-maturity:
U.S. GSE residential mortgage-backed securities	1,259	1,178	1,480	1,384	1,531	1,353
U.S. GSE commercial mortgage-backed securities	2,499	2,431	2,561	2,451	2,577	2,407
Total investment securities held-to-maturity	3,758	3,609	4,041	3,835	4,108	3,760
Total investment securities	$88,842	$87,364	$67,333	$65,254	$17,130	$14,649

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

Our investment securities available-for-sale portfolio included gross unrealized gains of $0.3 million and gross unrealized losses of $1.6 million at December 31, 2024, compared to gross unrealized gains of $0.1 million and gross unrealized losses of $2.0 million at December 31, 2023. Management believes that all of its unrealized losses on individual investment securities at December 31, 2024 and 2023 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The tables below illustrate the maturity distribution and weighted average yield and amortized cost of our investment securities as of December 31, 2024 and 2023, on a contractual maturity basis.

Investment Securities Portfolio by Expected Maturities(1)

	Balance at December 31, 2024
	Available-for-Sale		Held-to-Maturity
	Amortized	Weighted	Amortized	Weighted
(dollars in thousands)	Cost	Average Yield	Cost	Average Yield
U.S. GSE residential mortgage-backed securities
Due after five years through ten years	$—	—%	$885	2.32%
Due after ten years	11,016	4.51%	374	2.66%
	11,016	4.51%	1,259	2.42%
U.S. GSE commercial mortgage-backed securities
Due after one year through five years	—	—%	2,499	2.68%
Due after five years through ten years	1,520	4.62%	—	—%
	1,520	4.62%	2,499	2.68%
U.S. Treasury securities
Due in one year or less	19,995	4.37%	—	—%
	19,995	4.37%	—	—%
Collateralized loan obligations
Due after five years through ten years	27,284	6.12%	—	—%
Due after ten years	4,987	6.10%	—	—%
	32,271	6.12%	—	—%
Corporate bonds
Due after one year through five years	1,000	8.75%	—	—%
Due after five years through ten years	19,282	5.90%	—	—%
	20,282	6.04%	—	—%
Total investment securities	$85,084	5.45%	$3,758	2.59%

	Balance at December 31, 2023
	Available-for-Sale		Held-to-Maturity
	Amortized	Weighted	Amortized	Weighted
(dollars in thousands)	Cost	Average Yield	Cost	Average Yield
U.S. GSE residential mortgage-backed securities
Due after five years through ten years	$—	—%	$1,044	2.31%
Due after ten years	309	3.26%	436	2.66%
	309	3.26%	1,480	2.41%
U.S. GSE commercial mortgage-backed securities
Due after one year through five years		—	2,561	2.68%
	—	—	2,561	2.68%
Collateralized loan obligations
Due after five years through ten years	3,824	7.24%	—	—
Due after ten years	46,459	6.90%	—	—
	50,283	6.93%	—	—
Corporate bonds
Due after five years through ten years	12,700	5.19%	—	—
	12,700	5.19%	—	—
Total investment securities	$63,292	6.56%	$4,041	2.58%
(1)	There is no income tax exempt interest recorded for investment securities for the periods presented.

Loans

At December 31, 2024, our loan portfolio totaled $1.99 billion, an increase of $28.3 million from $1.96 billion at December 31, 2023. Growth was concentrated primarily in residential, SBA and C&I loans.

The following table provides the composition of the Company’s loan portfolio by type at the dates indicated:

	At December 31,				At September 30,
	2024		2023		2023
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Residential	$729,254	36.73%	$714,843	36.52%	$657,332	35.07%
Multi-family	550,570	27.73%	572,849	29.27%	578,895	30.88%
Commercial	522,805	26.33%	548,012	28.00%	537,314	28.66%
Total real estate	1,802,629	90.79%	1,835,704	93.79%	1,773,541	94.61%
Commercial and industrial	168,909	8.51%	107,912	5.52%	87,575	4.67%
Construction	13,483	0.68%	13,170	0.67%	13,021	0.70%
Consumer	503	0.02%	413	0.02%	425	0.02%
Total loans	1,985,524	100.00%	1,957,199	100.00%	1,874,562	100.00%
Allowance for credit losses	22,779		19,658		14,686
Total loans, net	$1,962,745		$1,937,541		$1,859,876

The following table provides information of our total loan portfolio at December 31, 2024 by the earlier of the maturity or next repricing date. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Adjustable rate loans are included in the period which their interest rates are next scheduled to adjust. The table does not reflect the impact of prepayments and scheduled principal amortization.

				Commercial
	Residential	Multi-	Commercial	and
Time to Reprice/Mature	Real Estate	Family	Real Estate	Industrial	Construction	Consumer	Total

(in thousands)
One year or less	$152,354	$36,710	$146,082	$147,033	$13,483	$—	$495,662
More than one year to five years	457,234	512,053	356,057	17,161	—	19	1,342,524
More than five years to fifteen years	48,710	1,807	19,002	4,715	—	484	74,718
After fifteen years	70,956	—	1,664	—	—	—	72,620
Total	$729,254	$550,570	$522,805	$168,909	$13,483	$503	$1,985,524

The following table presents the Company’s loans held for investment as of December 31, 2024 with maturity or next repricing due after December 31, 2025 according to rate type and loan category:

	Due After December 31, 2025
(in thousands)	Fixed	Adjustable	Total
Real estate:
Residential	$124,957	$451,943	$576,900
Multi-family	21,800	492,060	513,860
Commercial	52,908	323,815	376,723
Total real estate	199,665	1,267,818	1,467,483
Commercial and industrial	16,095	5,781	21,876
Construction	—	—	—
Consumer	503	—	503
Total loans	$216,263	$1,273,599	$1,489,862

At December 31, 2024, the Company’s residential loan portfolio (including home equity) amounted to $729.3 million, with an average loan balance of $483 thousand and a weighted average loan-to-value ratio of 57%. Commercial real estate, multi-family and construction loans totaled $1.09 billion at December 31, 2024, with an average loan balance of $1.5 million and a weighted average loan-to-value ratio of 59%. As will be discussed below, approximately 37% of the multifamily portfolio is subject to rent regulation. The Company’s commercial real estate concentration ratio continued to improve, decreasing to 385% of capital at December 31, 2024 from 432% of capital at December 31, 2023, with loans secured by office space accounting for 2.45% of the total loan portfolio and totaling $48.7 million.

The Bank’s investments in diversification continue to deliver results, with the volume of SBA & USDA loans originated for sale and the volume of residential loans originated for sale sustaining momentum. We expect the volume of activity to increase in 2025. We originated $161.0 million and sold $111.7 million of SBA loans for the year ended December 31, 2024. We originated $131.0 million and sold $38.0 million of residential loans for the year ended December 31, 2024. Because we continue to prioritize the management of liquidity and capital, new business development with respect to residential and SBA & USDA lending is largely focused on originations for sale over portfolio growth. Conversely, portfolio growth is the primary focus of our C&I Banking initiative, which continues to drive deposit and loan growth at our Hauppauge Business Banking Center and will expand with the pending launch of our Port Jefferson branch.

Commercial Real Estate Statistics

A significant portion of the Bank’s commercial real estate portfolio consists of loans secured by Multi-Family and CRE-Investor owned real estate that are predominantly subject to fixed interest rates for an initial period of 5 years. The Bank’s exposure to Land/Construction loans is minor at $13.5 million, all at floating interest rates, and CRE-owner occupied loans have a mix of floating rates. As shown below, 23% of the loan balances in these combined portfolios will mature in 2025 and 2026, with another 55% maturing in 2027.

Multi-Family Market Rent Portfolio Fixed Rate Reset/Maturity Schedule					Multi-Family Stabilized Rent Portfolio Fixed Rate Reset/Maturity Schedule
Calendar Period	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate	Calendar Period	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate

2025	10	$16,416	$1,642	4.30%	2025	14	$19,527	$1,395	4.82%
2026	36	118,503	3,292	3.66%	2026	20	42,901	2,145	3.67%
2027	71	176,490	2,486	4.30%	2027	53	124,773	2,354	4.22%
2028	18	29,858	1,659	6.15%	2028	12	10,221	852	7.14%
2029	6	4,957	826	7.70%	2029	4	4,346	1,087	6.38%
2030+	2	639	320	4.47%	2030+	4	1,169	292	5.41%
Fixed Rate	143	346,863	2,426	4.29%	Fixed Rate	107	202,937	1,897	4.36%
Floating Rate	3	716	239	9.22%	Floating Rate	—	—	—	—%
Total	146	$347,579	$2,381	4.30%	Total	107	$202,937	$1,897	4.36%

CRE Investor Portfolio Fixed Rate Reset/Maturity Schedule
Calendar Period	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate

2025	30	$23,439	$781	6.12%
2026	33	44,679	1,354	4.87%
2027	90	163,358	1,815	5.03%
2028	30	31,803	1,060	6.63%
2029	4	2,378	595	7.03%
2030+	12	5,745	479	6.24%
Fixed Rate	199	271,402	1,364	5.33%
Floating Rate	10	27,103	2,710	8.95%
Total CRE-Inv.	209	$298,505	$1,428	5.66%

Rental breakdown of Multi-Family portfolio

The table below segments our portfolio of loans secured by Multi-Family properties based on rental terms and location. As shown below, 63% of the combined portfolio is secured by properties subject to free market rental terms, which is the dominant tenant type. Both the Market Rent and Stabilized Rent segments of our portfolio present very similar average borrower profiles. The portfolio is primarily located in the New York City boroughs of Brooklyn, the Bronx and Queens.

Multi-Family Loan Portfolio - Loans by Rent Type
Rent Type	# Notes	Outstanding Loan Balance	% of Total Multi-Family	Avg Loan Size	LTV	Current DSCR	Avg # of Units
		($000's omitted)		($000's omitted)

Market	146	$347,579	63%	$2,381	61.6%	1.39	11
Location
Manhattan	7	$17,840	3%	$2,549	51.9%	1.62	15
Other NYC	93	$244,408	44%	$2,628	61.2%	1.38	10
Outside NYC	46	$85,331	16%	$1,855	64.8%	1.39	13

Stabilized	107	$202,937	37%	$1,897	62.4%	1.39	12
Location
Manhattan	6	$9,035	2%	$1,506	44.7%	1.59	17
Other NYC	89	$174,888	32%	$1,965	63.2%	1.38	11
Outside NYC	12	$19,014	3%	$1,584	64.4%	1.40	16

Office Property Exposure

The Bank’s exposure to the Office market is minor at $49 million. This portfolio has a 2.27x weighted average DSCR, a 54% weighted average LTV and less than $400,000 of exposure in Manhattan.

Asset Quality

Nonperforming Assets

The following table presents information regarding nonperforming assets for the periods presented. The Company did not own any repossessed property for the periods presented.

			Balance at
	Balance at December 31,		September 30,
(dollars in thousands)	2024	2023	2023
Nonaccrual loans	$16,368	$14,451	$14,933
Loans greater than 90 days past due	—	—	128
Total nonperforming loans/assets	$16,368	$14,451	$15,061
Nonperforming loans as a percentage of loans held-for- investment	0.82%	0.74%	0.80%
Non-performing assets as a percentage of total assets	0.71%	0.64%	0.70%
Allowance for credit losses as a percentage of nonperforming loans	139.17%	136.03%	97.51%

Total nonaccrual loans were $16.4 million at December 31, 2024, an increase from total nonaccrual loans of $14.5 million at December 31, 2023.

Reserve for Unfunded Commitments

The Company maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by borrowers. The amount of the reserve was $0.3 million at December 31, 2024 and $0.1 million at December 31, 2023. This reserve is determined based upon the outstanding volume of loan commitments at the end of each period. Any increases or reductions in this reserve are recognized in the provision for credit losses.

Allowance for Credit Losses

The allowance for credit losses was $22.8 million at December 31, 2024, an increase of $3.1 million from $19.7 million at December 31, 2023. The ratio of the allowance for credit losses to total portfolio loans was 1.15% at December 31, 2024, inclusive of a $3.2 million allowance on individually analyzed loans, versus 1.00% at December 31, 2023, which does not include the aforementioned allowance for individually analyzed loans.

The Company experienced $1.6 million in net charge-offs both for calendar 2024 and fiscal 2023. The Company has recorded  recoveries of $18 thousand and $103 thousand for calendar 2024 and fiscal 2023, respectively.

The following table presents the allocation of the allowance for credit losses by loan category for the periods presented:

	At December 31,				At September 30,
	2024		2023		2023
		% of		% of		% of
		Total		Total		Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans
Residential real estate	$6,236	0.86%	$5,001	0.70%	$4,778	0.73%
Multi-family	5,284	0.96%	4,671	0.82%	4,206	0.73%
Commercial real estate	5,605	1.07%	8,390	1.53%	3,197	0.59%
Commercial and industrial	5,447	3.22%	1,419	1.31%	2,368	2.70%
Construction	180	1.34%	122	0.93%	104	0.80%
Consumer	27	5.37%	55	13.32%	33	7.76%
Total allowance for credit losses	$22,779	1.15%	$19,658	1.00%	$14,686	0.78%

The following table presents information related activity in the allowance for credit losses for the periods presented:

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
(dollars in thousands)	2024	2023	2023
Beginning balance	$19,658	$14,686	$12,844
Impact of adopting ASC 326	—	4,095	—
Provision for credit losses	4,750	200	3,432
Charge-Offs:
Residential real estate	(280)	—	—
Multi-family	(765)	—	(959)
Commercial real estate	(30)	—	—
Commercial and industrial	(572)	—	(734)
Construction	—	—	—
Consumer	—	—	—
Total loan charge-offs	(1,647)	—	(1,693)
Recoveries:
Multi-family	—	567	—
Commercial and industrial	18	110	103
Total recoveries	18	677	103
Total net (charge-offs) recoveries	(1,629)	677	(1,590)
Ending balance	$22,779	$19,658	$14,686
Allowance for credit losses to total loans held-for- investment	1.15%	1.00%	0.78%
Net (charge-offs) recoveries to average loans held-for-investment	(0.08)%	0.04%	(0.09)%

Sources of Funds and Liquidity

Liquidity management is defined as the ability of the Company and the Bank to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available-for-sale and interest-bearing deposits due from the Federal Reserve Bank of New York, Federal Home Loan Bank (the “FHLB”) and correspondent banks, which totaled $246.6 million and $238.6 million at December 31, 2024 and 2023, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

As of December 31, 2024, we held $252.0 million of deposits that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At December 31, 2024, undrawn liquidity sources, which include cash and unencumbered securities and secured and unsecured funding capacity, totaled $713.1 million, or approximately 283% of uninsured deposit balances.

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

Total deposits at December 31, 2024 were $1.95 billion, an increase of $49.7 million from total deposits of $1.90 billion at December 31, 2023. Insured and collateralized deposits, which include municipal deposits, accounted for approximately 87% of total deposits at December 31, 2024. Time deposits of $481.6 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products.

The following is our average deposits and weighted-average interest rates paid thereon for the periods presented:

	Year Ended December 31,		Three Months Ended December 31,		Fiscal Year Ended September 30,
	2024		2023 (transition period)		2023
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand	$196,595	0.00%	$187,216	0.00%	$184,051	0.00%
Savings	48,749	2.21%	50,191	1.79%	87,637	1.30%
NOW	631,267	4.56%	539,194	4.58%	545,827	3.40%
Money market	480,099	4.49%	449,677	4.50%	363,604	3.57%
Time deposits	483,668	4.35%	541,475	3.83%	420,495	2.66%
Total average deposits	$1,840,378	3.94%	$1,767,753	3.77%	$1,601,614	2.74%

The Company had municipal deposits of $509.3 million at December 31, 2024, which comprised 26.1% of total deposits, a decrease of $18.8 million or 3.6% from $528.1 million at December 31, 2023.

Our sources of wholesale funding included brokered certificates of deposit, listing service certificates of deposit and insured cash sweep (“ICS”) reciprocal deposits in excess of 20% of total liabilities, which balances totaled approximately $85.0 million, $2.7 million and $5.5 million, or 4.4%, 0.1% and 0.3% of total deposits, respectively, at December 31, 2024. We utilized brokered certificates of deposit and listing service certificates of deposit as alternatives to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our brokered certificates of deposit, we utilized interest rate swap contracts to effectively extend their duration and to fix their cost.

As of December 31, 2024 and 2023, we held $106.4 million and $107.3 million, respectively, of time deposits that meet or exceed the FDIC insurance limit. The following table sets forth the maturity of time deposits that meet or exceed the FDIC insurance limit of as of December 31, 2024:

December 31,
(in thousands)	2024
Three months or less	$39,784
Over three months through twelve months	59,126
Over one year through three years	7,181
Over three years	259
Total	$106,350

See Note 6, “Deposits” to the accompanying Consolidated Financial Statements contained in Item 8 for additional details.

Borrowings

The total carrying value of our borrowings was $132.5 million at December 31, 2024, a decrease of $21.1 million from $153.6 million at December 31, 2023. The Company added $100.7 million of extended duration FHLB term advances in March 2023 to provide additional liquidity and enhance the interest rate sensitivity profile. At December 31, 2024, $7.1 million of these borrowings were classified as short-term, while the remaining was classified as long- term. Short-term borrowings are comprised of short-term FHLB advances. Long-term funding is comprised of long-term FHLB advances and subordinated debentures. The Company will prepay FHLB advances from time to time as funding needs change. See Note 7, “Borrowings” and Note 8, “Subordinated Debentures” to the accompanying Consolidated Financial Statements contained in Item 8 for additional details.

In October 2020, the Company completed the private placement of $25.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due in 2030. The Notes bear interest, payable semi-annually, at the rate of 5.00% per annum, until October 15, 2025. From and including October 15, 2025 through maturity, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month SOFR plus 487.4 basis points. The Company may, at its option, beginning with the interest payment date of October 15, 2025, but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, subject to the receipt of any required regulatory approval. The Notes are not subject to redemption at the option of the holder. The Company used a portion of the net proceeds to pay off an existing holding company note in October 2020 and used the remainder of the net proceeds for acquisition financing and general corporate purposes, including contributing equity capital to the Bank.

At December 31, 2024, the Bank had a total borrowing capacity of $698.0 million at the FHLB, of which $492.1 million was used to collateralize municipal deposits and $107.8 million was utilized for term advances. At December 31, 2024, the Bank had a $247.2 million collateralized line of credit from the Federal Reserve Bank of New York’s discount window with no outstanding borrowings. At December 31, 2024, the Bank had access to approximately $92 million in unsecured lines of credit extended by correspondent banks, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at December 31, 2024.

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

At December 31, 2024, our derivative instruments were comprised of interest rate swaps with a total notional amount of $125.0 million. These instruments are intended to manage the interest rate exposure relating to certain brokered certificates of deposit and certain fixed rate residential mortgages.

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

Commitments to extend credit are agreements to lend to customers provided there are no violations of material conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2024 and 2023, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $130.3 million and $143.4 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2024 and 2023, letters of credit outstanding were approximately $0.8 million and $3.9 million, respectively.

Capital Resources

Total stockholders’ equity was $196.6 million at December 31, 2024, an increase of $11.8 million from stockholders’ equity of $184.8 million at December 31, 2023. The increase was primarily due to an increase of $9.4 million in retained earnings and a decrease of $1.1 million in accumulated other comprehensive loss. The increase in retained earnings was due primarily to net income of $12.3 million for the year ended December 31, 2024, which was offset by $2.9 million of dividends declared. The accumulated other comprehensive loss at December 31, 2024 was 0.68% of total equity and was comprised of a $1.0 million after tax net unrealized loss on the investment portfolio and a $0.3 million after tax net unrealized loss on derivatives.

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

In addition to establishing the minimum regulatory requirements, the regulations limit the Bank’s ability to pay dividends to the Company and to pay certain compensation to its executives if the Bank does not hold a capital conservation buffer consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Bank’s capital conservation buffer was greater than 2.5% of risk-weighted assets at December 31, 2024.

The Bank capital level is characterized as "well-capitalized" under the Basel III Capital Rules. A summary of the Bank’s regulatory capital amounts and ratios are presented below:

	December 31,		September 30,
(dollars in thousands)	2024	2023	2023
Total capital	$220,696	$210,071	$205,786
Tier 1 capital	201,744	193,324	190,928
Common equity tier 1 capital	201,744	193,324	190,928
Total capital ratio	14.58%	14.31%	14.60%
Tier 1 capital ratio	13.32%	13.17%	13.55%
Common equity tier 1 capital ratio	13.32%	13.17%	13.55%
Tier 1 leverage ratio	9.13%	9.08%	9.16%

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

On October 5, 2023, the Company announced that the Board of Directors approved a stock repurchase program. Under the repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has not made any stock repurchases under the program. The remaining buyback authority under the share repurchase program therefore remained at 366,050 shares as of March 14, 2025, the filing date of this Annual Report on Form 10-K.

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

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at December 31, 2024 (dollars in thousands). The results are within the Company’s policy limits.

At December 31, 2024
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII(1)

(basis points)	EVE	Amount	%	(basis points)	NII(1)	Amount	%
+200	$167,512	$(33,849)	(16.8)	+200	$53,696	$(6,606)	(11.0)
+100	184,567	(16,794)	(8.3)	+100	57,063	(3,239)	(5.4)
0	201,361			0	60,302
-100	214,522	13,161	6.5	-100	63,927	3,625	6.0
-200	232,123	30,762	15.3	-200	67,119	6,817	11.3
-300	245,099	43,738	21.7	-300	69,792	9,490	15.7

_________________________

(1)	Assumes 12 month time horizon.

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

Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Hanover Bancorp, Inc.

Mineola, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Hanover Bancorp Inc. and Subsidiary (the "Company") as of December 31, 2024, December 31, 2023 and September 30, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for years ended December 31, 2024 and September 30, 2023 and three months ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, December 31, 2023 and September 30, 2023, and the results of its operations and its cash flows for years ended December 31, 2024 and September 30, 2023 and three months ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Change In Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective October 1, 2023 due to the adoption of ASC 326, Financial Instruments – Credit Losses.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2019.

Livingston, New Jersey

March 14, 2025

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

	December 31,		September 30,
	2024	2023	2023
ASSETS
Cash and non-interest-bearing deposits due from banks	$12,768	$10,277	$5,496
Interest-bearing deposits due from banks	150,089	166,407	186,614
Federal funds sold	—	523	514
Total cash and cash equivalents	162,857	177,207	192,624
Securities held to maturity, fair value of $3,609, $3,835 and $3,760 at December 31, 2024 and 2023 and September 30, 2023, respectively (net of allowance for credit losses of $0 at December 31, 2024 and 2023)	3,758	4,041	4,108
Securities available for sale, at fair value (net of allowance for credit losses of $0 at December 31, 2024 and 2023)	83,755	61,419	10,889
Loans held for sale	12,404	8,904	—
Loans	1,985,524	1,957,199	1,874,562
Allowance for credit losses (1)	(22,779)	(19,658)	(14,686)
Loans, net	1,962,745	1,937,541	1,859,876
Premises and equipment, net	15,337	15,886	16,057
Operating lease assets	8,337	9,754	10,193
Accrued interest receivable	11,849	11,915	10,636
Prepaid post retirement plan	3,377	3,503	3,534
Stock in Federal Home Loan Bank ("FHLB"), at cost	7,885	8,612	10,547
Goodwill	19,168	19,168	19,168
Other intangible assets	250	311	327
Loan servicing rights	6,016	4,668	4,479
Deferred income taxes	1,569	2,463	1,509
Other assets	12,803	4,668	5,588
TOTAL ASSETS	$2,312,110	$2,270,060	$2,149,535
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$211,656	$207,781	$185,731
Savings, NOW and money market	1,244,857	1,174,616	1,019,263
Time	497,770	522,198	530,076
Total deposits	1,954,283	1,904,595	1,735,070
Borrowings	107,805	128,953	179,849
Subordinated debentures ($25,000 face amount less unamortized debt issuance costs of $311, $365 and $379 at December 31, 2024 and 2023 and September 30, 2023, respectively)	24,689	24,635	24,621
Operating lease liabilities	9,025	10,459	10,899
Accrued interest payable	1,532	1,724	1,821
Other liabilities	18,138	14,864	11,368
TOTAL LIABILITIES	2,115,472	2,085,230	1,963,628
COMMITMENTS AND CONTINGENT LIABILITIES	—	—	—
STOCKHOLDERS' EQUITY
Preferred stock, Series A (par value $0.01; 15,000,000 shares authorized; issued and outstanding 275,000 at December 31, 2024 and 150,000 at December 31, 2023 and September 30, 2023)	5,041	2,963	2,963
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 7,152,127, 7,195,012 and 7,170,419 at December 31, 2024, December 31, 2023 and September 30, 2023, respectively)	72	72	72
Surplus	124,937	125,694	125,501
Retained earnings	67,922	58,551	58,693
Accumulated other comprehensive loss, net of tax	(1,334)	(2,450)	(1,322)
TOTAL STOCKHOLDERS' EQUITY	196,638	184,830	185,907
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,312,110	$2,270,060	$2,149,535
(1)

Commencing on October 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to October 1, 2023 the calculation was based on the incurred loss methodology. Refer to Note 1 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
	2024	2023	2023
INTEREST INCOME
Loans	$122,970	$28,394	$97,560
Taxable securities	5,991	940	806
Other interest income	4,061	1,821	6,677
Total interest income	133,022	31,155	105,043
INTEREST EXPENSE
Savings, NOW and money market deposits	51,457	11,547	32,647
Time deposits	21,060	5,231	11,204
Borrowings	7,413	1,718	6,700
Total interest expense	79,930	18,496	50,551
Net interest income	53,092	12,659	54,492
Provision for credit losses (1)	4,940	200	3,432
Net interest income after provision for credit losses	48,152	12,459	51,060
NON-INTEREST INCOME
Loan servicing and fee income	3,690	778	2,709
Service charges on deposit accounts	469	85	275
Gain on sale of loans held-for-sale	10,940	2,326	4,093
Gain on sale of securities available-for-sale	31	—	—
Other income	209	65	1,771
Total non-interest income	15,339	3,254	8,848
NON-INTEREST EXPENSE
Salaries and employee benefits	25,600	5,242	20,652
Occupancy and equipment	7,222	1,746	6,359
Data processing	2,096	530	1,951
Professional fees	3,079	729	3,145
Federal deposit insurance premiums	1,418	375	1,259
Other expenses	7,697	2,048	6,355
Total non-interest expense	47,112	10,670	39,721
Income before income tax expense	16,379	5,043	20,187
Income tax expense	4,033	1,280	5,023
NET INCOME	$12,346	$3,763	$15,164
Earnings per share:
BASIC	$1.67	$0.51	$2.07
DILUTED	$1.66	$0.51	$2.05

(1)

Commencing on October 1, 2023 the allowance calculation is based on the current expected credit loss methodology. Prior to October 1, 2023 the calculation was based on the incurred loss methodology. Refer to Note 1 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
	2024	2023	2023
Net income	$12,346	$3,763	$15,164
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Change in unrealized gain (loss) on securities available for sale arising during the period, net of tax of $120, $56 and ($293), respectively	455	204	(1,050)
Reclassification adjustment for gains realized in net income, net of tax of ($7), $0 and $0, respectively	(24)	—	—
Net change in unrealized gains (losses) on securities available for sale	431	204	(1,050)
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $188, ($369) and $97, respectively	685	(1,332)	348
Total other comprehensive income (loss), net of tax	1,116	(1,128)	(702)
Total comprehensive income, net of tax	$13,462	$2,635	$14,462

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

						Accumulated Other	Total
	Common Stock	Preferred	Common		Retained	Comprehensive	Stockholders'
	(Shares)	Stock	Stock	Surplus	Earnings	(Loss) Income, Net	Equity
Balance at October 1, 2022	7,285,648	$—	$73	$126,656	$46,475	$(620)	$172,584
Net income	—	—	—	—	15,164	—	15,164
Other comprehensive loss, net of tax	—	—	—	—	—	(702)	(702)
Cash dividends declared ($0.10 per share)	—	—	—	—	(2,946)	—	(2,946)
Stock-based compensation	—	—	1	1,870	—	—	1,871
Stock awards granted, net of forfeitures	32,901	—	—	—	—	—	—
Shares received related to tax withholding	(8,744)	—	—	(170)	—	—	(170)
Preferred stock issued in exchange for common stock	(150,000)	2,963	(2)	(2,961)	—	—	—
Exercise of stock options	10,614	—	—	106	—	—	106
Balance at September 30, 2023	7,170,419	2,963	72	125,501	58,693	(1,322)	185,907

Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	—	(3,170)	—	(3,170)
Balance at October 1, 2023 (as adjusted for change in accounting principle)	7,170,419	2,963	72	125,501	55,523	(1,322)	182,737

Net income	—	—	—	—	3,763	—	3,763
Other comprehensive loss, net of tax	—	—	—	—	—	(1,128)	(1,128)
Cash dividends declared ($0.10 per share)	—	—	—	—	(735)	—	(735)
Stock-based compensation	—	—	—	360	—	—	360
Stock awards granted, net of forfeitures	10,432	—	—	—	—	—	—
Shares received related to tax withholding	(19,239)	—	—	(335)	—	—	(335)
Exercise of stock options	33,400	—	—	168	—	—	168
Balance at December 31, 2023	7,195,012	2,963	72	125,694	58,551	(2,450)	184,830

Net income	—	—	—	—	12,346	—	12,346
Other comprehensive income, net of tax	—	—	—	—	—	1,116	1,116
Cash dividends declared ($0.10 per share)	—	—	—	—	(2,975)	—	(2,975)
Stock-based compensation	—	—	—	1,587	—	—	1,587
Stock awards granted, net of forfeitures	53,718	—	—	—	—	—	—
Shares received related to tax withholding	(10,773)	—	—	(198)	—	—	(198)
Preferred stock issued in exchange for common stock	(125,000)	2,078	(1)	(2,077)	—	—	—
Exercise of stock options, net	39,170	—	1	(69)	—	—	(68)
Balance at December 31, 2024	7,152,127	$5,041	$72	$124,937	$67,922	$(1,334)	$196,638

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
	2024	2024	2023
Cash flows from operating activities:
Net income	$12,346	3,763	$15,164
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (1)	4,940	200	3,432
Depreciation and amortization	2,090	527	1,812
Amortization of right-of-use assets	1,718	439	1,608
Net gain on sale of securities available-for-sale	(31)	—	—
Stock-based compensation	1,587	360	1,871
Net gain on sale of loans held-for-sale	(10,940)	(2,326)	(4,093)
Net amortization (accretion) of premiums, discounts and loan fees and costs	1,006	100	(748)
Amortization of intangible assets	61	16	72
Amortization of debt issuance costs	54	14	53
Loan servicing rights valuation adjustments	809	348	767
Deferred tax expense	594	276	1,196
Decrease (increase) in accrued interest receivable	66	(1,279)	(2,090)
Increase in other assets	(9,543)	(1,325)	(1,768)
(Decrease) increase in accrued interest payable	(192)	(97)	906
Increase (decrease) in other liabilities	3,069	3,538	(264)
Payments on operating leases	(1,735)	(440)	(1,517)
Net cash provided by operating activities	5,899	4,114	16,401
Cash flows from investing activities:
Purchases of securities available-for-sale	(622,629)	(50,499)	—
Repayments (purchases) of restricted securities, net	727	1,935	(4,267)
Proceeds from sales of securities available-for-sale	1,763	—	—
Principal repayments of securities held to maturity	279	66	302
Principal repayments of securities available-for-sale	599,203	12	50
Proceeds from sales of loans	166,963	23,162	50,359
Net increase in loans	(190,831)	(111,676)	(299,397)
Purchases of premises and equipment	(1,292)	(356)	(3,407)
Net cash used in investing activities	(45,817)	(137,356)	(256,360)
Cash flows from financing activities:
Net increase in deposits	49,942	169,619	207,472
Proceeds from term FHLB advances	—	—	100,725
Repayments of term FHLB advances	(18,860)	—	(11,800)
Proceeds from Federal Reserve Bank borrowings	20,000	—	—
Repayments of Federal Reserve Bank borrowings	(22,288)	(1,896)	(4,768)
Repayments of other short-term borrowings, net	—	(49,000)	(6,000)
Payments related to tax withholding for equity awards	(198)	(335)	(170)
Cash dividends paid	(2,960)	(731)	(2,929)
Exercise of stock options, net	(68)	168	106
Net cash provided by financing activities	25,568	117,825	282,636
(Decrease) increase in cash and cash equivalents	(14,350)	(15,417)	42,677
Cash and cash equivalents, beginning of period	177,207	192,624	149,947
Cash and cash equivalents, end of period	$162,857	177,207	$192,624
Supplemental cash flow information:
Interest paid	$80,122	18,593	$49,645
Income taxes paid	4,034	160	4,404
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$159,523	29,740	$51,816
Preferred stock issued in exchange for common stock	2,078	—	2,963
Lease liabilities arising from obtaining right-of-use assets	301	—	1,791
Other assets received in satisfaction of a loan	—	—	844
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

HANOVER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

Hanover Bancorp, Inc. (the “Company”) is currently a New York corporation which is the holding company for Hanover Community Bank (the “Bank”). The Bank, headquartered in Mineola, New York, is a New York State chartered bank. The Bank commenced operations on November 4, 2008 and is a full-service bank providing personal and business lending and deposit services. As a New York State chartered, non-Federal Reserve member bank, the Bank is subject to regulation by the New York State Department of Financial Services (“DFS”) and the Federal Deposit Insurance Corporation. The Company is subject to regulation and examination by the Board of Governors of the FRB. At the Company’s annual shareholder meeting held on March 5, 2024, the shareholders approved a change in its state of incorporation from the State of New York to the State of Maryland subject to regulatory approval, which has been received. The Company is in the process of completing its reincorporation in Maryland.

Basis of Presentation

In October 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31. The Company’s current fiscal year is the calendar year January 1, 2024 through December 31, 2024.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications had an immaterial effect on the Company’s consolidated financial statements and had no effect on prior periods net income or stockholders’ equity.

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

Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related securities. Premiums on callable securities are amortized to their earliest call date. Dividend and interest income are recognized when earned. Sales of investment securities are recorded at trade date, with realized gains and losses on sales determined using the specific identification method and included in non-interest income.

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.

Allowance for Credit Losses – Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities was $9 thousand at both December 31, 2024 and 2023, respectively, and is excluded from the estimate of credit losses.

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

Accrued interest receivable on available-for-sale debt securities totaled $0.6 million and $0.8 million at December 31, 2024 and 2023, respectively, and is excluded from the estimate of credit losses.

Federal Home Loan Bank Stock

As a member of the FHLB of New York, the Company is required to maintain an investment in the stock of the FHLB based upon the amount of outstanding FHLB borrowings. This stock does not have a readily determinable fair value and is carried at cost. Both cash and stock dividends are reported as income.

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

Loans and Loan Interest Income Recognition

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs and an allowance for credit losses. The loan portfolio is segmented into residential real estate, multi-family, commercial real estate, commercial and industrial, construction and land development, and consumer loans. Accrued interest receivable totaled $10.9 million, $10.8 million and $9.9 million at December 31, 2024 and 2023 and September 30, 2023, respectively, and was reported in Accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the estimate of credit losses.

Interest income on loans is accrued on the unpaid principal balance and credited to income as earned. Interest income on loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Net loan origination fees and costs are deferred and accreted/amortized to interest income over the contractual life of loans using the level-yield method, adjusted for actual prepayments.

Allowance for Credit Losses - Loans

The allowance for credit losses (“ACL”)is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

The quantitative component of the estimate relies on the statistical relationship between the projected value of an economic indicator and the implied historical loss experience among a curated group of peers. The Company utilized regression analyses of peer data, in which the Company was included, and where observed credit losses and selected economic factors were used to determine suitable loss drivers for modeling the lifetime rates of probability of default (PD). A loss given default rate (LGD) is assigned to each pool for each period based on these PD outcomes. The model primarily utilizes an expected discounted cash flow (DCF) analysis with a remaining life (RL) approach used limitedly and which does not have a material impact to the allowance. Consumer loans uses RL and are immaterial to total ACL. The DCF analysis is run at the instrument-level and incorporates an array of loan-specific data points and segment-implied assumptions to determine the lifetime expected loss attributable to each instrument. An implicit "hypothetical loss" is derived for each period of the DCF, and helps establish the present value of future cash flows for each period. The reserve applied to a specific instrument is the difference between the sum of the present value of future cash flows and the amortized cost basis of the loan at the measurement date. The RL approach utilizes projected loss rates based on the remaining life of a loan pool. It is utilized when a regression analysis could not provide adequate correlation of PD and external economic factors on which to base projected losses. During the year ended December 31, 2024, the Company updated the model utilized for the commercial and industrial allowance for credit loss loan segment from RL to DCF. The update was due to the strong statistical relationship now supporting the DCF calculation. The change in methodology did not have a material impact to the allowance reserve for the commercial and industrial loan segment.

Portfolio segments are the level at which loss assumptions are applied to a pool of loans based on the similarity of risk characteristics inherent in the included instruments, relying on FFIEC Call Report codes. The loss driver for each loan portfolio segment is derived from a readily available and reasonable economic forecast, chiefly the Federal Open Market Committee (“FOMC”) of the Federal Reserve's projections of civilian unemployment and year-over-year U.S. GDP growth. Forecasts are applied over a four-quarter period and revert to the lookback period's historical mean for the economic indicator over a four-quarter horizon, thereafter on a straight-line basis.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported within non-interest expense on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Fees earned for servicing loans are reported on the statements of income as loan servicing income when the related mortgage loan payments are collected. The amortization of loan servicing rights is netted against loan servicing fee income. Servicing fees totaled $2.6 million and $2.0 million for the years ended December 31, 2024 and September 30, 2023, respectively, and $0.6 million for the three months ended December 31, 2023. Late fees and ancillary fees related to loan servicing are not material.

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

Leases

Leases are classified as operating or finance leases at the lease commencement date. Currently, the Company does not have any leases classified as financing leases. The Company leases certain locations and equipment. The Company records leases on the Consolidated Statements of Financial Condition in the form of an operating lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for such items as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for similar loans as of the date of commencement or renewal.

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the balance sheet.

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

Derivatives

The Company records fair value hedges and cash flow hedges at the inception of the derivative contract based on the Company’s intentions and belief as to likely effectiveness as a hedge. Fair value hedges represent a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment. Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair value changes. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (“OCI”) and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Accrued settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Accrued settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. All the contracts to which the Company is a party settle monthly or quarterly. In addition, the Company obtains collateral above certain thresholds of the fair value of its derivatives for each dealer counterparty based upon their credit standing and the Company has netting agreements with the dealers with which it does business.

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

Operating Segments

The Company has one reportable segment, "Community Banking." While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, enhancing disclosure requirements for reportable segments of public business entities, focusing on significant expense categories and the amounts for each reportable segment, where significant expense categories are defined as those that are regularly reported to an entity’s chief operating decision maker and included in the segment’s reported measures of profit or loss. ASU 2023-07 became effective for the Company on January 1, 2024. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

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

In March 2022, the FASB issued ASU 2022-02, which eliminates creditor accounting guidance for troubled debt restructurings (“TDRs”) for entities that have adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) and enhances Vintage Disclosures of Gross Writeoffs. This ASU eliminates Subtopic 310-40 guidance for TDRs, and requires creditors to apply the loan refinancing and restructuring guidance in Subtopic 310-20 when evaluating modifications granted to borrowers experiencing financial difficulty to determine whether the modification is considered a continuation of an existing loan or a new loan. The vintage disclosure component of the ASU requires entities to disclose current-period gross writeoffs by origination year for financing receivables and investment leases within the scope of Subtopic 326-20. The Company adopted ASU 2022-02 prospectively, beginning October 1, 2023, concurrently with the aforementioned ASU 2016-13. The Company did not have any loans that were both experiencing financial difficulties and modified during the three months ended December 31, 2023. Refer to Note 3 for reportable modifications made during the year ended December 31, 2024.

Standards That Have Not Yet Been Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which will require public business entities to disclose annually a tabular rate reconciliation, including specific items such as state and local income tax, tax credits, nontaxable or nondeductible items, among others, and a separate disclosure requiring disaggregation of reconciling items as described above which equal or exceed 5% of the product of multiplying income from continuing operations by the applicable statutory income tax rate. The ASU is effective for all public business entities for annual periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

Note 2. Investment Securities

The following tables summarize the amortized cost, fair value and allowance for credit losses of securities available for sale and securities held to maturity at December 31, 2024 and 2023 and September 30, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. Treasury securities	$19,995	$5	$—	$—	$20,000
U.S. GSE residential mortgage-backed securities	11,016	—	(371)	—	10,645
U.S. GSE commercial mortgage-backed securities	1,520	—	(17)	—	1,503
Collateralized loan obligations	32,271	206	—	—	32,477
Corporate bonds	20,282	65	(1,217)	—	19,130
Total available for sale securities	$85,084	$276	$(1,605)	$—	$83,755

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,259	$—	$(81)	$1,178	$—
U.S. GSE commercial mortgage-backed securities	2,499	—	(68)	2,431	—
Total held to maturity securities	$3,758	$—	$(149)	$3,609	$—

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$309	$—	$(108)	$—	$201
Collateralized loan obligations	50,283	82	(99)	—	50,266
Corporate bonds	12,700	—	(1,748)	—	10,952
Total available for sale securities	$63,292	$82	$(1,955)	$—	$61,419

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,480	$—	$(96)	$1,384	$—
U.S. GSE commercial mortgage-backed securities	2,561	—	(110)	2,451	—
Total held to maturity securities	$4,041	$—	$(206)	$3,835	$—

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$322	$—	$(180)	$142
Corporate bonds	12,700	—	(1,953)	10,747
Total available for sale securities	$13,022	$—	$(2,133)	$10,889

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,531	$—	$(178)	$1,353
U.S. GSE commercial mortgage-backed securities	2,577	—	(170)	2,407
Total held to maturity securities	$4,108	$—	$(348)	$3,760

The amortized cost and fair value of investment securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single date are shown separately.

	December 31, 2024
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Due in one year or less	$19,995	$20,000
Due after one year through five years	1,000	1,013
Five to ten years	46,566	45,586
Beyond ten years	4,987	5,008
U.S. GSE residential mortgage-backed securities	11,016	10,645
U.S. GSE commercial mortgage-backed securities	1,520	1,503
Total securities available for sale	85,084	83,755
Securities held to maturity:
U.S. GSE residential mortgage-backed securities	1,259	1,178
U.S. GSE commercial mortgage-backed securities	2,499	2,431
Total securities held to maturity	3,758	3,609
Total investment securities	$88,842	$87,364

At December 31, 2024 and 2023 and September 30, 2023, investment securities with a carrying amount of $28.9 million, $2.0 million and $2.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

There were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity at December 31, 2024 and 2023 and September 30, 2023.

The following table presents a summary of realized gains and losses from the sale of investment securities:

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
(in thousands)	2024	2023	2023
Proceeds from sales	$1,763	$—	$—
Gross realized gains on sales	$31	$—	$—
Gross realized losses on sales	—	—	—
Total realized gains, net(1)	$31	$—	$—
(1)	Amount does not include associated income tax of $7 for year ended December 31, 2024.

The following tables summarize securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2024 and 2023 and September 30, 2023, aggregated by major security type and length of time in a continuous unrealized loss position.

	December 31, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$9,523	$(227)	$1,122	$(144)	12	$10,645	$(371)
U.S. GSE commercial mortgage-backed securities	1,503	(17)	—	—	1	1,503	(17)
Corporate bonds	2,823	(56)	10,338	(1,161)	9	13,161	(1,217)
Total available-for-sale	$13,849	$(300)	$11,460	$(1,305)	22	$25,309	$(1,605)

	December 31, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$—	$—	$201	$(108)	5	$201	$(108)
Collateralized loan obligations	12,352	(99)	—	—	3	12,352	(99)
Corporate bonds	1,080	(120)	9,872	(1,628)	7	10,952	(1,748)
Total available-for-sale	$13,432	$(219)	$10,073	$(1,736)	15	$23,505	$(1,955)

	September 30, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$—	$—	$142	$(180)	5	$142	$(180)
Corporate bonds	1,080	(120)	9,667	(1,833)	7	10,747	(1,953)
Total available-for-sale	$1,080	$(120)	$9,809	$(2,013)	12	$10,889	$(2,133)

There was no other than temporary impairment loss recognized on any securities during the year ended September 30, 2023.

Assessment of Available for Sale Debt Securities for Credit Risk

Management assesses the decline in fair value of investment securities periodically. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. The following is a discussion of the credit quality characteristics of portfolio segments carrying unrealized losses at December 31, 2024 and 2023.

Obligations of U.S. Government agencies and sponsored entities

The mortgage-backed securities held by the Company were issued by U.S government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company considers these securities to carry zero loss estimates and no allowance for credit losses was recorded at December 31, 2024 and 2023.

Corporate bonds

The Company’s corporate bond portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of each individual investment. Management reviewed the collectability of these investments, considering such factors as the financial condition of the issuers, reported regulatory capital ratios, and credit ratings, when available, and other factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its corporate bond portfolio as of December 31, 2024 and 2023.

Collateralized loan obligations (“CLO”)

The Company’s CLO portfolio is comprised of an actively managed portfolio of senior secured Class A Notes. Management considers the credit quality of each individual investment. Management reviewed the collectability of these investments, taking into account such factors as the financial condition of the issuers and credit ratings, when available and other factors. All CLO securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its CLO portfolio as of December 31, 2023.

Note 3. Loans

The following table sets forth the major classifications of loans:

	December 31,		September 30,
(in thousands)	2024	2023	2023

Residential real estate	$729,254	$714,843	$657,332
Multi-family	550,570	572,849	578,895
Commercial real estate	522,805	548,012	537,314
Commercial and industrial	168,909	107,912	87,575
Construction and land development	13,483	13,170	13,021
Consumer	503	413	425
Total loans	1,985,524	1,957,199	1,874,562
Allowance for credit losses	(22,779)	(19,658)	(14,686)
Total loans, net	$1,962,745	$1,937,541	$1,859,876

The Company had $11.0 million and $8.9 million of SBA loans held for sale at December 31, 2024 and 2023, respectively. The Company had $1.4 million of residential real estate loans held for sale at December 31, 2024 and none at December 31, 2023. SBA loans of $1.0 million and $4.9 million included in commercial real estate and C&I loans, respectively, in the table above were sold as of September 30, 2023 and settled in early October 2023.

As of December 31, 2024 and 2023 and September 30, 2023, the Company was servicing approximately $338.8 million, $262.8 million and $255.7 million, respectively, of loans for others. In the years ended December 31, 2024 and September 30, 2023, the Company sold approximately $159.1 million and $51.8 million, respectively, of loans and recognized gains on the sales of loans of $10.9 million and $4.1 million, respectively. For the three months ended December 31, 2023, the Company sold loans totaling approximately $29.7 million recognizing net gains of $2.3 million.

The Company continuously monitors the credit quality of its loan receivables. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that internally assigned credit risk ratings by loan segment are the key credit quality indicators that best assist management in monitoring the credit quality of the Company’s loan receivables.

The Company has adopted a credit risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed and adjusted if necessary. In addition, the Company engages a third-party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the credit risk ratings assigned to such loans. The credit risk ratings play an important role in the establishment of the credit loss provision and to confirm the adequacy of the allowance for credit losses.

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

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at December 31, 2024 and gross charge-offs for the year ended December 31, 2024:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$81,599	$180,498	$193,204	$58,694	$33,539	$143,580	$—	$25,004	$716,118
Special Mention	407	877	585	1,199	2,110	768	—	—	5,946
Substandard	—	514	679	589	—	3,467	—	1,418	6,667
Total Residential real estate	82,006	181,889	194,468	60,482	35,649	147,815	—	26,422	728,731
Current period gross charge-offs	$—	$129	$—	$—	$128	$23	$—	$—	$280

Multi-family
Pass	2,814	3,393	292,430	159,094	35,368	56,158	—	—	549,257
Special Mention	—	—	—	—	—	450	—	—	450
Substandard	—	—	—	863	—	—	—	—	863
Total Multi-family	2,814	3,393	292,430	159,957	35,368	56,608	—	—	550,570
Current period gross charge-offs	—	—	—	368	397	—	—	—	765

Commercial real estate
Pass	50,579	78,564	173,301	78,044	21,870	104,957	—	—	507,315
Special Mention	—	911	1,709	3,866	399	1,298	—	—	8,183
Substandard	—	—	—	2,790	483	4,034	—	—	7,307
Total Commercial real estate	50,579	79,475	175,010	84,700	22,752	110,289	—	—	522,805
Current period gross charge-offs	—	—	—	—	—	30	—	—	30

Commercial and industrial
Pass	68,836	73,744	8,834	6,022	1,375	2,496	—	—	161,307
Special Mention	236	251	—	544	805	416	—	—	2,252
Substandard	42	815	2,500	1,261	249	483	—	—	5,350
Total Commercial and industrial	69,114	74,810	11,334	7,827	2,429	3,395	—	—	168,909
Current period gross charge-offs	128	302	—	—	52	90	—	—	572

Construction and land development
Pass	921	3,288	—	5,473	—	—	—	—	9,682
Special Mention	—	—	—	3,801	—	—	—	—	3,801
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	921	3,288	—	9,274	—	—	—	—	13,483
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	138	292	73	—	—	—	—	—	503
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	138	292	73	—	—	—	—	—	503
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Loans	$205,572	$343,147	$673,315	$322,240	$96,198	$318,107	$—	$26,422	$1,985,001

Gross charge-offs	$128	$431	$—	$368	$577	$143	$—	$—	$1,647
(1)

Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $523,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See “Note 9 – Derivates” for more information on the fair value hedge.

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
(1)

Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $1,119,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2023. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See “Note 9 – Derivates” for more information on the fair value hedge.

The following table presents loans categorized by class and internally assigned risk grades at September 30, 2023.

	September 30, 2023
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential real estate	$648,012	$756	$8,564	$—	$657,332
Multi-family	576,443	—	2,452	—	578,895
Commercial real estate	518,508	9,444	9,362	—	537,314
Commercial and industrial	86,110	540	925	—	87,575
Construction and land development	13,021	—	—	—	13,021
Consumer	425	—	—	—	425
Total	$1,842,519	$10,740	$21,303	$—	$1,874,562

Allowance for Credit Losses on Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which is recorded in other liabilities. The provision for credit losses on unfunded commitments is recorded within the provision for credit losses on the Company’s income statement for the year ended December 31, 2024. The following table presents the allowance for credit losses for unfunded commitments for the periods indicated:

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
(in thousands)	2024	2023	2023
Balance at beginning of period	$124	$170	$170
Provision for credit losses	190	(46)	—
Balance at end of period	$314	$124	$170

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2024 and 2023:

	December 31, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$5,497	$5,497	$—
Multi-family	864	864	—
Commercial real estate	5,300	5,325	—
Commercial and industrial	1,567	4,682	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$13,228	$16,368	$—

	December 31, 2023
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$4,369	$4,369	$—
Multi-family	1,794	3,374	—
Commercial real estate	5,976	6,000	—
Commercial and industrial	708	708	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$12,847	$14,451	$—

The Company recognized $205 thousand, $155 thousand and $131 thousand of interest income on nonaccrual loans during the year ended December 31, 2024, the three months ended December 31, 2023 and the fiscal year ended September 30, 2023, respectively.

Individually Analyzed Loans

Effective October 1, 2023, the Company began analyzing loans on an individual basis when management determined that the loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its designed pool of loans, under the Company’s CECL methodology. Loans individually analyzed include certain nonaccrual loans.

As of December 31, 2024, the amortized cost basis of individually analyzed loans amounted to $16.4 million, of which $15.6 million were considered collateral dependent. For collateral dependent loans where foreclosure is probable or the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral adjusted for sales costs and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following tables present the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of December 31,2024 and 2023.

	December 31, 2024
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$5,783	$—
Multi-family (2)	864	—
Commercial real estate (2)	5,235	—
Commercial and industrial (1) (2) (3)	3,753	2,500
Total	$15,635	$2,500
(1)	Secured by residential real estate
(2)	Secured by commercial real estate
(3)	Secured by business assets

	December 31, 2023
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$4,226	$—
Multi-family (2)	3,356	397
Commercial real estate (2)	5,986	24
Commercial and industrial (1)	272	—
Total	$13,840	$421
(1)	Secured by residential real estate
(2)	Secured by commercial real estate

The following table presents information related to impaired loans by portfolio segment as of and for the fiscal year ended September 30,2023:

	September 30, 2023
	Unpaid			Interest	Average
	Principal	Recorded	Allowance	Income	Recorded
(in thousands)	Balance	Investment	Allocated	Recognized	Investment
With no related allowance recorded:
Residential real estate	$7,484	$7,477	$—	$105	$4,243
Multi-family	3,282	2,452	—	3	2,489
Commercial real estate	6,118	6,119	—	—	5,761
Commercial and industrial	846	612	—	23	431
Total	$17,730	$16,660	$—	$131	$12,924

Past Due Loans

The following tables present the aging of the amortized cost basis in past due loans as of December 31, 2024 and 2023 by class of loans:

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2024	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$5,215	$3,362	$4,229	$12,806	$716,448	$729,254
Multi-family	1,442	—	—	1,442	549,128	550,570
Commercial real estate	1,347	—	5,325	6,672	516,133	522,805
Commercial and industrial	2,533	661	4,305	7,499	161,410	168,909
Construction and land development	—	—	—	—	13,483	13,483
Consumer	—	—	—	—	503	503
Total	$10,537	$4,023	$13,859	$28,419	$1,957,105	$1,985,524

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2023	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$4,508	$2,360	$4,369	$11,237	$703,606	$714,843
Multi-family	—	—	3,374	3,374	569,475	572,849
Commercial real estate	2,666	3,212	6,000	11,878	536,134	548,012
Commercial and industrial	755	555	211	1,521	106,391	107,912
Construction and land development	—	—	—	—	13,170	13,170
Consumer	—	—	—	—	413	413
Total	$7,929	$6,127	$13,954	$28,010	$1,929,189	$1,957,199

At September 30, 2023, past due and non-accrual loans disaggregated by portfolio segment were as follows:

(in thousands)	Past Due and Non-Accrual
	30 - 59	60 - 89	Greater than		Total past	Purchased
	Days	Days	89 Days		due and	Credit		Total
September 30, 2023	Past Due	Past Due	Past Due	Non-accrual	Non-accrual	Impaired(1)	Current	Loans
Residential real estate	$2,314	$668	$—	$5,750	$8,732	$—	$648,600	$657,332
Multi-family	—	—	—	2,452	2,452	—	576,443	578,895
Commercial real estate	3,765	858	—	6,119	10,742	—	526,572	537,314
Commercial and industrial	1,444	—	—	612	2,056	128	85,391	87,575
Construction and land development	—	—	—	—	—	—	13,021	13,021
Consumer	—	—	—	—	—	—	425	425
Total	$7,523	$1,526	$—	$14,933	$23,982	$128	$1,850,452	$1,874,562
(1)	Purchased credit impaired loans at September 30, 2023 were greater than 89 days past due.

The Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) on October 1, 2023. The Company may occasionally make modifications to loans where the borrower is considered to be in financial distress. Types of modifications include principal reductions, significant payment delays, term extensions, interest rate reductions or a combination thereof. The amount of principal reduction is charged-off against the allowance for credit losses. The Company did not have any loans that were both experiencing difficulties and modified during the three months ended December 31, 2023. The Company had six loans that were classified as troubled debt restructurings under the old guidance, with a total recorded investment of $1.7 million at September 30, 2023. There were no new troubled debt restructurings recorded for the fiscal year ended September 30, 2023.

The following table presents the amortized cost basis of loans at December 31, 2024 that were both experiencing financial difficulty and modified during the year ended December 31, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

				% of
				Total
				Class of
	Principal	Payment		Financing
(in thousands)	Reduction	Delay	Total	Receivable
Multi-family	$864	$—	$864	0.16%
Commercial and industrial	—	563	563	0.33
Total	$864	$563	$1,427	0.07%

The Company had no commitment to lend additional funds to the borrowers included in the previous table.

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. No such loans that have been modified in the last 12 months were past due.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2024.

	Principal	Payment
(in thousands)	Reduction	Delay
Multi-family	$362	$—
Commercial and industrial	—	55

Upon the Company’s determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. During the year ended December 31, 2024, no loans that were modified in the last 12 months to borrowers experiencing financial difficulty had a payment default. There were no troubled debt restructurings for which there was a payment default during the fiscal year ended September 30, 2023 for loans that were modified during the twelve-month period prior to default.

The following tables present the activity in the allowance by portfolio segment for the periods indicated:

	Year Ended December 31, 2024
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$5,001	$4,671	$8,390	$1,419	$122	$55	$19,658
Charge-offs	(280)	(765)	(30)	(572)	—	—	(1,647)
Recoveries	—	—	—	18	—	—	18
Provision for credit losses (1)	1,515	1,378	(2,755)	4,582	58	(28)	4,750
Ending balance	$6,236	$5,284	$5,605	$5,447	$180	$27	$22,779
(1)	Additional provision related to off-balance sheet exposure was a debit of $190 thousand for the year ended December 31, 2024.

	Three Months Ended December 31, 2023 (transition period)
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$4,778	$4,206	$3,197	$2,368	$104	$33	$14,686
Impact of adopting ASC 326	(217)	169	5,296	(1,201)	24	24	4,095
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	567	—	110	—	—	677
Provision for credit losses	440	(271)	(103)	142	(6)	(2)	200
Ending balance	$5,001	$4,671	$8,390	$1,419	$122	$55	$19,658

	Fiscal Year Ended September 30, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for loan losses:
Beginning balance	$3,951	$4,308	$3,707	$761	$115	$2	$12,844
Charge-offs	—	(959)	—	(734)	—	—	(1,693)
Recoveries	—	—	—	103	—	—	103
Provision for loan losses	827	857	(510)	2,238	(11)	31	3,432
Ending balance	$4,778	$4,206	$3,197	$2,368	$104	$33	$14,686

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment evaluation method as of September 30, 2023:

	September 30, 2023
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
(in thousands)	Real Estate	Family	Real Estate	Industrial	Development	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,778	4,206	3,197	2,368	104	33	14,686
Purchased credit-impaired	—	—	—	—	—	—	—
Total ending allowance balance	$4,778	$4,206	$3,197	$2,368	$104	$33	$14,686
Loans:
Loans individually evaluated for impairment	$7,477	$2,452	$6,119	$612	$—	$—	$16,660
Loans collectively evaluated for impairment	649,855	576,443	531,195	86,835	13,021	425	1,857,774
Purchased credit-impaired	—	—	—	128	—	—	128
Total ending loans balance	$657,332	$578,895	$537,314	$87,575	$13,021	$425	$1,874,562

Note 4. Premises and Equipment

The following table details the components of premises and equipment:

	December 31,		September 30,
(in thousands)	2024	2023	2023
Land	$1,600	$1,600	$1,600
Buildings and improvements	10,876	10,868	10,868
Leasehold improvements	4,248	4,247	4,247
Furniture, fixtures and equipment	8,695	7,784	7,491
	25,419	24,499	24,206
Less: Accumulated depreciation	(10,082)	(8,613)	(8,149)
Premises and equipment, net	$15,337	$15,886	$16,057

Depreciation was $1.8 million and $1.6 million for the years ended December 31, 2024 and September 30, 2023, respectively, and $0.5 million for the three months ended December 31, 2023.

Note 5. Leases

Operating Leases

The Company enters into leases in the normal course of business primarily for branch locations, back-office operations locations, business development offices, and equipment. The Company’s leases have remaining terms ranging from 1 to 9 years, some of which include renewal or termination options to extend the lease for up to 5 years and some include options to terminate the lease upon notification. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants. The Company has no leases that are subject to sublease agreements.

As of December 31, 2024 and 2023 and September 30, 2023, the Company had lease liabilities totaling $9.0 million, $10.5 million and $10.9 million, respectively, and right-of-use assets totaling $8.3 million, $9.8 million and $10.2 million. As of December 31, 2024, the weighted average remaining lease term was 6 years and the weighted average discount rate was 4.4%. Total lease costs for the year ended December 31, 2024 and September 30, 2023 was $2.2 million and $2.1 million, respectively, and $0.5 million for the three months ended December 31, 2023.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2024 are as follows:

(dollars in thousands)
Years Ending December 31,
2025	$2,150
2026	2,047
2027	1,472
2028	1,272
2029	913
Thereafter	2,544
Total undiscounted lease payments	10,398
Less: imputed interest	1,373
Net lease liability	$9,025

Note 6. Deposits

The following table details the components of deposits:

	December 31,		September 30,
(in thousands)	2024	2023	2023
Non-interest bearing:
Demand	$211,656	$207,781	$185,731
Interest-bearing:
NOW	692,890	661,276	503,704
Money market	503,082	465,732	461,057
Savings	48,885	47,608	54,502
Time deposits $250,000 and greater	106,350	107,503	106,888
Time deposits less than $250,000	391,420	414,695	423,188
Total interest-bearing	1,742,627	1,696,814	1,549,339
Total deposits	$1,954,283	$1,904,595	$1,735,070

The scheduled maturities of time deposits are as follows:

December 31,
(in thousands)	2024
2025	$481,572
2026	11,243
2027	4,074
2028	168
2029	464
Thereafter	249
Total	$497,770

Note 7. Borrowings

Federal Home Loan Bank (“FHLB”) Advances

At December 31, 2024 and 2023 and September 30, 2023, FHLB term borrowings outstanding were $107.8 million, $126.7 million and $126.7 million, respectively, all of which were fixed rate.

There were no FHLB overnight borrowings outstanding at December 31, 2024 and 2023. At September 30, 2023, the Company had FHLB overnight borrowings outstanding of $49.0 million at the fixed rate of 5.59%.

The following tables set forth the contractual maturities in the next five years of the balance sheet date and weighted average interest rates of the Company’s fixed rate FHLB advances (dollars in thousands):

	Balance at December 31,
	2024
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2025, rates from 0.56% to 0.59%	7,080	0.58%
2026, rates from 4.29% to 4.98%	40,475	4.50%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	107,805	4.11%
Total FHLB advances	$107,805	4.11%

	Balance at December 31,
	2023
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2024, rates from 0.39% to 2.53%	18,860	0.98%
2025, rates from 0.56% to 0.59%	7,080	0.58%
2026, rates from 4.29% to 4.98%	40,475	4.50%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	126,665	3.65%
Total FHLB advances	$126,665	3.65%

	Balance at September 30,
	2023
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$49,000	5.59%

2024, rates from 0.39% to 2.53%	18,860	0.98%
2025, rates from 0.56% to 0.59%	7,080	0.58%
2026, rates from 4.29% to 4.98%	40,475	4.50%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	126,665	3.65%
Total FHLB advances	$175,665	4.19%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by residential and commercial mortgage loans under a blanket lien arrangement at December 31, 2024 and 2023 and September 30, 2023. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $97.9 million, $187.1 million and $291.2 million at December 31, 2024 and 2023 and September 30, 2023, respectively.

Federal Reserve Borrowings

At December 31, 2024 and 2023 and September 30, 2023, the Company’s borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) were $0, $2.3 million and $4.1 million, respectively. The borrowings had a rate of 0.35% and the maturity date equaled the maturity date of the underlying PPP loan pledged to secure the extension of credit.

The Company also pledges residential and commercial loans and investments to the Federal Reserve Bank of New York’s Discount Window. Based on this collateral, the Company was eligible to borrow up to $247.2 million and $33.6 million as of December 31, 2024 and 2023, respectively. The Company did not have any outstanding borrowings against this line as of December 31, 2024 and 2023.

Correspondent Bank Borrowings

At December 31, 2024, approximately $92 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at December 31, 2024 and 2023 and September 30, 2023.

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

At December 31, 2024 and 2023 and September 30, 2023, the unamortized issuance costs of the Notes were $0.3 million, $0.4 million and $0.4 million, respectively. For each of the years ended December 31, 2024 and September 30, 2023, $0.1 million of issuance costs were recorded in interest expense. For the three months ended December 31, 2023, $14 thousand of issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

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

The following sets forth information regarding the Company’s derivative financial instruments as of the dates indicated:

	Assets		Liabilities
	Notional		Notional
(in thousands)	Amount	Fair Value (1)	Amount	Fair Value (1)
December 31, 2024
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$25,000	$68	$50,000	$(451)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(476)
Total	$25,000	$68	$100,000	$(927)

December 31, 2023
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$—	$—	$75,000	$(1,256)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(1,105)
Total	$—	$—	$125,000	$(2,361)

September 30, 2023
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$75,000	$445	$—	$—
Fair value hedges:
Interest rate swaps (Loans)	—	—	—	—
Total	$75,000	$445	$—	$—
(1)	Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps with notional amounts totaling $75.0 million as of December 31, 2024 and 2023 and September 30, 2023, were designated as cash flow hedges of certain Brokered Certificates of Deposit. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the periods indicated:

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
(in thousands)	2024	2023	2023
Gain (loss) recognized in other comprehensive income	$685	$(1,332)	$348
Gain recognized in interest expense	622	187	104

Fair Value Hedges of Interest Rate Risk

On November 1, 2023, the Company entered into a three year interest rate swap with a notional amount totaling $50 million which was designated as a fair value hedge of certain fixed rate residential mortgages. The Company pays a fixed rate of 4.56% and receives a floating rate based on SOFR for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during the year ended December 31, 2024 and the Company expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the year ended December 31, 2024 and the three months ended December 31, 2023 (transition period). There were no fair value hedges for the year ended September 30, 2023.

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
(in thousands)	2024	2023	2023
Net gain on hedged items recorded in interest income on loans	$33	$14	$—
Gain on hedge recorded in interest income on loans	299	64	—

The following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges as of the dates indicated.

	December 31,		September 30,
(in thousands)	2024	2023	2023
Loans receivable:
Carrying amount of the hedged assets(1)	$50,000	$50,000	$—
Fair value hedging adjustment included in the carrying amount of the hedged assets	523	1,119	—
(1)

This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2024 and 2023, the amortized cost basis of the closed portfolios used in the hedging relationships were $379.3 million and $410.3 million, respectively. The cumulative basis adjustments associated with these hedging relationships were $0.5 million and $1.1 million, respectively, and the amounts of the designated hedged items were $50.0 million and $50.0 million, respectively.

Credit-Risk-Related Contingent Features

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At December 31, 2024 and 2023, the Company posted $0.7 million and $2.2 million, respectively, in collateral to its counterparties in a net liability position. At September 30, 2023, the Company received $0.7 million in collateral from its counterparties under the agreements in a net asset position.

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

The following table presents activity for goodwill and other intangible assets, which consist of core deposit intangibles:

	December 31,		September 30,
(in thousands)	2024	2023	2023
Goodwill at beginning of period	$19,168	$19,168	$19,168
Acquisition	—	—	—
Measurement period adjustment for previous acquisition	—	—	—
Goodwill at end of period	$19,168	$19,168	$19,168
Other intangible assets at beginning of period	$311	$327	$399
Acquisition	—	—	—
Amortization	(61)	(16)	(72)
Other intangible assets at end of period	$250	$311	$327

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

The Company elected to perform a quantitative impairment analysis at November 30, 2024. The annual quantitative assessment of goodwill for the reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approaches”). The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value. The market approaches take into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives. The result of the income approach was weighted 50% and the results of the market approaches comprised the remaining 50% in determining the fair value of the reporting unit. The results of the annual quantitative impairment analysis indicated that the fair value exceeded the carrying value of the reporting unit.

No impairment charges were required to be recorded in the years ended December 31, 2024 and September 30, 2023 and the three months ended December 31, 2023.

The following table presents the gross carrying amount and accumulated amortization for the Company’s other intangible assets, which consist of core deposit intangibles:

	December 31,		September 30,
(in thousands)	2024	2023	2023
Gross carrying amount	$517	$517	$517
Accumulated amortization	(267)	(206)	(190)
Net book value	$250	$311	$327

At December 31, 2024, the weighted-average remaining life of the Company’s other intangible assets was 3.29 years.

The following table presents estimated future amortization expense for other intangible assets:

(in thousands)
2025	$54
2026	47
2027	42
2028	36
2029	32
Thereafter	39
Total	$250

Note 11. Income Taxes

The following table details the components of income tax expense (benefit):

		Three Months Ended	Fiscal Year
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
(in thousands)	2024	2023	2023
Current:
Federal	$2,565	$829	$2,997
State	874	175	830
Total current	3,439	1,004	3,827
Deferred:
Federal	578	262	1,135
State	111	(281)	260
Total deferred	689	(19)	1,395
Change in valuation allowance	(95)	295	(199)
Total income tax expense	$4,033	$1,280	$5,023

The following table reflects a reconciliation of reported income tax expense to the amount that would result from applying the federal statutory rate of 21%:

	Year Ended December 31,		Three Months Ended December 31,		Fiscal Year Ended September 30,
	2024		2023 (transition period)		2023
		Percentage		Percentage		Percentage
		of Pre-tax		of Pre-tax		of Pre-tax
(in thousands)	Amount	Earnings	Amount	Earnings	Amount	Earnings
Federal income tax expense computed by applying the statutory rate to income before income taxes	$3,439	21.0%	$1,059	21.0%	$4,239	21.0%
State taxes, net of federal benefit	515	3.2%	(204)	(4.0)%	705	3.5%
Salaries deduction limitation	29	0.2%	—	—%	31	0.2%
Non-deductible expenses	(107)	(0.7)%	(84)	(1.7)%	2	—%
Other	252	1.5%	214	4.2%	245	1.2%
Change in valuation allowance	(95)	(0.6)%	295	5.9%	(199)	(1.0)%
Income tax expense	$4,033	24.6%	$1,280	25.4%	$5,023	24.9%

The following table summarizes the composition of deferred tax assets and liabilities:

	December 31,		September 30,
(in thousands)	2024	2023	2023
Deferred tax assets:
Allowance for credit losses and other contingent liabilities	$6,814	$6,051	$4,544
Operating lease liability	2,663	3,199	3,334
Net operating loss carryforwards	3,041	2,791	2,758
Compensation and related benefit obligations	950	1,616	1,278
Accrued SERP	996	1,072	1,081
Unrealized loss on securities AFS	294	407	463
Unrealized loss on derivatives	100	273	—
Purchase accounting fair value adjustments	183	268	379
Organizational costs	—	—	12
Total deferred tax assets	15,041	15,677	13,849
Deferred tax liabilities:
Deferred fees and costs	(6,527)	(5,245)	(4,383)
Operating lease asset	(2,460)	(2,983)	(3,118)
Depreciation	(919)	(1,188)	(1,354)
Unrealized gain on derivatives	(15)	—	(97)
Mortgage servicing rights	(12)	(13)	(14)
Other	(114)	(265)	(149)
Total deferred tax liabilities	(10,047)	(9,694)	(9,115)
Total	4,994	5,983	4,734
Valuation allowance	(3,425)	(3,520)	(3,225)
Net deferred tax asset	$1,569	$2,463	$1,509

The Company does not have net operating loss carryforwards available for federal income tax purposes as of December 31, 2024. The Company has net operating loss carryforwards available for state income tax purposes of approximately $39.9 million. For state purposes, $9.2 million expires in 2035 and the remaining balance of $30.7 million will begin to expire in 2036. The Company has net operating loss carryforwards for city income tax purposes of approximately $9.2 million, of which $9.2 million will begin to expire in 2037.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Connecticut, Florida, New Jersey, New York and Pennsylvania and the city of New York. The Company is no longer subject to examination by taxing authorities for years before 2020. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. The Company has unrecorded tax benefits, and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

Note 12. Equity Compensation Plans

The Company’s 2021 and 2018 Equity Compensation Plans (the “2021 Plan” and the “2018 Plan”, respectively), provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 230,966, 276,127 and 276,127 shares remain available for issuance at December 31, 2024 and 2023 and September 30, 2023, respectively. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 2,795, 11,352 and 21,784 shares remain available for issuance at December 31, 2024 and 2023 and September 30, 2023, respectively.

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

There were 99,392 stock options exercised resulting in the net issuance (after netting the value of the exercise price and/or certain tax liabilities) of 39,170 shares of common stock during the year ended December 31, 2024. There were 33,400 and 10,614 stock options exercised during the three months ended December 31, 2023 and the year ended September 30, 2023, respectively.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, October 1, 2023	198,333	$8.85	$1,864	1.19 years
Granted	—	—
Exercised	(33,400)	5.04
Forfeited	(6,000)	16.25
Outstanding, December 31, 2023 (1)	158,933	$9.37	$1,314	1.14 years

Granted	—	—
Exercised	(99,392)	10.00
Forfeited	(1,541)	16.25
Outstanding, December 31, 2024 (1)	58,000	$8.11	$835	0.82 years
(1)	All outstanding options are fully vested and exercisable

The following table presents information related to the stock option plan for the periods presented:

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
(in thousands)	2024	2023	2023
Intrinsic value of options exercised	$736	$414	$103
Cash received from option exercises	103	168	106
Tax benefit from option exercises	229	145	36

There was no compensation expense attributable to stock options for the years ended December 31, 2024 and September 30, 2023 and the three months ended December 31, 2023.

Restricted Stock Awards

During the three months ended December 31, 2023, the year ended December 31, 2024 and the fiscal year ended September 30, 2023, restricted stock awards of 14,000 shares, 59,911 shares and 50,580 shares, respectively, were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2023	245,004	$19.71
Granted	14,000	17.70
Vested	(2,934)	21.49
Forfeited	(3,568)	19.74
Unvested, December 31, 2023	252,502	$19.58

Granted	59,911	17.13
Vested	(70,017)	19.58
Forfeited	(6,193)	19.74
Unvested, December 31, 2024	236,203	$18.95

Compensation expense attributable to restricted stock awards was $1.4 million and $1.7 million for the years ended December 31, 2024 and September 30, 2023, respectively, and $0.3 million for the three months ended December 31, 2023. As of December 31, 2024 and 2023 and September 30, 2023, there was $3.1 million, $3.5 million and $3.6 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 3.00 years, 3.32 years and 3.41 years, respectively. The total fair value of shares vested during the years ended December 31, 2024 and September 30, 2023 was $1.3 million and $1.4 million, respectively, and $0.1 million during the three months ended December 31, 2023.

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

The following table summarizes the unvested performance-based RSU activity for the three months ended December 31, 2023 and the year ended December 31, 2024:

Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, October 1, 2023	38,271	$19.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, December 31, 2023	38,271	$19.73

Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, December 31, 2024	38,271	$19.73

No RSUs were granted during the three months ended December 31, 2023, the year ended December 31, 2024 and the fiscal year ended September 30, 2023. Performance-based RSUs granted in 2022 cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2024.

Compensation expense attributable to RSUs were $0.2 million and $0.2 million for the years ended December 31, 2024 and September 30, 2023, respectively, and $0.1 million for the three months ended December 31, 2023. As of December 31, 2024 and 2023 and September 30, 2023, there was $31 thousand, $0.3 million and $0.3 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 0.14 years, 1.14 years and 1.39 years, respectively.

Note 13. Related Party Transactions

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, their immediate families and their affiliated companies (commonly referred to as related parties). Loans to related parties were as follows:

(in thousands)
Beginning balance, October 1, 2023	$2,852
New loans	—
Repayments	(19)
Ending balance, December 31, 2023	2,833

New loans	—
Repayments	(1,029)
Ending balance, December 31, 2024	$1,804

Deposits from principal officers, directors and their affiliates at December 31, 2024 and 2023 and September 30, 2023 were $19.3 million, $22.6 million and $28.5 million, respectively.

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

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	December 31,				September 30,
	2024		2023		2023
(in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Standby letters of credit	$812	$—	$3,924	$—	$488	$—
Loan commitments outstanding	3,008	34,596	250	54,361	—	42,973
Unused lines of credit	14,415	78,501	6,887	81,883	4,561	72,078

Commitments to make loans are generally made for periods of 180 days or less. The fixed rate loan commitments at December 31, 2024 have interest rates ranging from 6.625% to 7.75% and maturities ranging from 3 years to 30 years. The fixed rate loan commitment at December 31, 2023 has an interest rate of 7.67% and a maturity of 5 years.

Note 15. Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The effects of accumulated other comprehensive income or loss is not included in computing regulatory capital. Management believes as of December 31, 2024, the Bank meets all capital adequacy requirements to which it is subject.

In addition to the minimum capital requirements discussed above, the Bank is also required to maintain a capital buffer above the requirements set forth in the capital adequacy regulations. Failure to maintain the required buffer could impair the Bank’s ability to pay dividends to the Company and to pay certain compensation to its executives.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2024 and 2023 and September 30, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s actual and required capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital to risk-weighted assets	$220,696	14.58%	$121,127	8.00%	$158,979	10.50%	$151,408	10.00%
Tier 1 capital to risk-weighted assets	201,744	13.32%	90,845	6.00%	128,697	8.50%	121,127	8.00%
Common equity tier 1 capital to risk-weighted assets	201,744	13.32%	68,134	4.50%	105,986	7.00%	98,416	6.50%
Tier 1 capital to average total assets	201,744	9.13%	88,382	4.00%	N/A	N/A	110,478	5.00%

December 31, 2023
Total capital to risk-weighted assets	$210,071	14.31%	$117,472	8.00%	$154,182	10.50%	$146,840	10.00%
Tier 1 capital to risk-weighted assets	193,324	13.17%	88,104	6.00%	124,814	8.50%	117,472	8.00%
Common equity tier 1 capital to risk-weighted assets	193,324	13.17%	66,078	4.50%	102,788	7.00%	95,446	6.50%
Tier 1 capital to average total assets	193,324	9.08%	85,131	4.00%	N/A	N/A	106,414	5.00%

September 30, 2023
Total capital to risk-weighted assets	$205,786	14.60%	$112,755	8.00%	$147,991	10.50%	$140,944	10.00%
Tier 1 capital to risk-weighted assets	190,928	13.55%	84,566	6.00%	119,802	8.50%	112,755	8.00%
Common equity tier 1 capital to risk-weighted assets	190,928	13.55%	63,425	4.50%	98,661	7.00%	91,613	6.50%
Tier 1 capital to average total assets	190,928	9.16%	83,338	4.00%	N/A	N/A	104,173	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend and debt service payments is dividends received from the Bank. During 2024 the Bank paid $5.1 million in cash dividends to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2024, the Bank had $34.0 million of retained net income available for dividends to the Company, without obtaining regulatory approval, provided that the Bank satisfies the regulatory capital requirements, including the capital conservation buffer, disclosed above.

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

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes assets measured at fair value on a recurring basis:

	December 31, 2024
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. Treasury securities	$20,000	$—	$20,000	$—
U.S. GSE residential mortgage-backed securities	10,645	—	10,645	—
U.S. GSE commercial mortgage-backed securities	1,503	—	1,503	—
Collateralized loan obligations	32,477	—	32,477	—
Corporate bonds	19,130	—	19,130	—
Loan servicing rights	6,016	—	—	6,016
Derivatives	68	—	68	—
Total	$89,839	$—	$83,823	$6,016

Financial liabilities:
Derivatives	$927	$—	$927	$—

	December 31, 2023
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$201	$—	$201	$—
Collateralized loan obligations	50,266	—	50,266	—
Corporate bonds	10,952	—	10,952	—
Loan servicing rights	4,668	—	—	4,668
Total	$66,087	$—	$61,419	$4,668

Financial liabilities:
Derivatives	$2,361	$—	$2,361	$—

	September 30, 2023
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$142	$—	$142	$—
Corporate bonds	10,747	—	10,747	—
Loan servicing rights	4,479	—	—	4,479
Derivatives	445	—	445	—
Total	$15,813	$—	$11,334	$4,479

The fair value for the securities available-for-sale was obtained from an independent broker based upon matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The Company has determined these are classified as Level 2 inputs within the fair value hierarchy.

Derivatives represent interest rate swaps for which the estimated fair values are based on valuation models using observable market data as of the measurement date resulting in a Level 2 classification.

The fair value of mortgage servicing rights are based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. Fair value of loan servicing rights related to residential mortgage loans at December 31, 2024 was determined based on discounted expected future cash flows using discount rates ranging from 13.0% to 15.5%, prepayment speeds ranging from 18.0% to 19.4% and a weighted average life ranging from 2.0 to 3.5 years. Fair value at December 31, 2023 was determined based on discounted expected future cash flows using discount rates ranging from 12.4% to 14.9%, prepayment speed of 26.25% and a weighted average life ranging from 1.6 to 2.8 years. Fair value at September 30, 2023 for mortgage servicing rights was determined based on discounted expected future cash flows using discount rates ranging from 12.9% to 15.4%, prepayment speed of 26.25% and a weighted average life ranging from 1.2 to 2.8 years.

The fair value of loan servicing rights for SBA loans at December 31, 2024 was determined based on discounted expected future cash flows using discount rates ranging from 5.5% to 43.4%, prepayment speeds ranging from 9.3% to 35.0% and a weighted average life ranging from 0.8 to 5.1 years. The fair value of loan servicing rights for SBA loans at December 31, 2023 was determined based on discounted expected future cash flows using discount rates ranging from 9.6% to 41.5%, prepayment speeds ranging from 8.9% to 30.2% and a weighted average life ranging from 1.1 to 5.7 years. The fair value of loan servicing rights for SBA loans at September 30, 2023 was determined based on discounted expected future cash flows using discount rates ranging from 10.1% to 41.6%, prepayment speeds ranging from 8.3% to 29.3% and a weighted average life ranging from 1.2 to 5.8 years.

The Company has determined these are mostly unobservable inputs and considers them Level 3 inputs within the fair value hierarchy.

The following table presents the changes in loan servicing rights for the periods presented:

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
(in thousands)	2024	2023	2023
Balance at beginning of period	$4,668	$4,479	$4,353
Additions	2,157	537	893
Adjustment to fair value	(809)	(348)	(767)
Balance at end of period	$6,016	$4,668	$4,479

Assets Measured at Fair Value on a Non-recurring Basis

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and September 30, 2023 and for the years then ended.

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

Financial Instruments Not Measured at Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at December 31, 2024 and 2023 and September 30, 2023:

	December 31, 2024
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$162,857	$162,857	$—	$—	$162,857
Securities held-to-maturity	3,758	—	3,609	—	3,609
Loans, net	1,962,745	—	—	1,940,452	1,940,452
Accrued interest receivable	11,849	—	931	10,918	11,849

Financial liabilities:
Time deposits	497,770	—	498,226	—	498,226
Demand and other deposits	1,456,513	1,456,513	—	—	1,456,513
Borrowings	107,805	—	107,530	—	107,530
Subordinated debentures	24,689	—	30,909	—	30,909
Accrued interest payable	1,532	5	1,527	—	1,532

	December 31, 2023
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$177,207	$177,207	$—	$—	$177,207
Securities held-to-maturity	4,041	—	3,835	—	3,835
Loans, net	1,937,541	—	—	1,890,113	1,890,113
Accrued interest receivable	11,915	—	1,156	10,759	11,915

Financial liabilities:
Time deposits	522,198	—	520,022	—	520,022
Demand and other deposits	1,382,397	1,382,397	—	—	1,382,397
Borrowings	128,953	—	128,165	—	128,165
Subordinated debentures	24,635	—	26,601	—	26,601
Accrued interest payable	1,724	161	1,563	—	1,724

	September 30, 2023
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$192,624	$192,624	$—	$—	$192,624
Securities held-to-maturity	4,108	—	3,760	—	3,760
Loans, net	1,859,876	—	—	1,798,916	1,798,916
Accrued interest receivable	10,636	—	729	9,907	10,636

Financial liabilities:
Time deposits	530,076	—	525,198	—	525,198
Demand and other deposits	1,204,994	1,204,994	—	—	1,204,994
Borrowings	179,849	—	176,693	—	176,693
Subordinated debentures	24,621	—	26,355	—	26,355
Accrued interest payable	1,821	53	1,768	—	1,821

Note 17. Parent Company Only Condensed Financial Information

Condensed parent company only financial statements of Hanover Bancorp, Inc. are as follows:

Condensed Balance Sheets

	December 31,		September 30,
(in thousands)	2024	2023	2023
ASSETS
Cash and due from banks	$782	$339	$729
Investment in Bank	219,675	208,584	209,554
Other assets	1,176	833	845
Total Assets	$221,633	$209,756	$211,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated debentures	$24,689	$24,635	$24,621
Accrued interest payable	260	260	573
Accrued expenses and other liabilities	46	31	27
Total Liabilities	24,995	24,926	25,221
Total Stockholders' Equity	196,638	184,830	185,907
Total Liabilities and Stockholders' Equity	$221,633	$209,756	$211,128

Condensed Statements of Income

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
(in thousands)	2024	2023	2023
Dividends received from Bank	$5,150	$1,100	$5,300
Interest expense	(1,304)	(326)	(1,304)
Non-interest expense	(131)	(43)	(159)
Income before income taxes and equity in undistributed earnings of the Bank	3,715	731	3,837
Income tax benefit	243	64	232
Equity in undistributed earnings of the Bank	8,388	2,968	11,095
Net income	$12,346	$3,763	$15,164

Condensed Statements of Cash Flows

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
(in thousands)	2024	2023	2023
Cash flows from operating activities:
Net income	$12,346	$3,763	$15,164
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of the Bank	(8,388)	(2,968)	(11,095)
Amortization of debt issuance costs	54	14	53
(Increase) decrease in other assets	(343)	12	(704)
Decrease in accrued interest payable	—	(313)	—
Net cash provided by operating activities	3,669	508	3,418

Cash flows from financing activities:
Exercise of stock options, net	(68)	168	106
Payments related to tax withholding for equity awards	(198)	(335)	(170)
Cash dividends paid	(2,960)	(731)	(2,929)
Net cash used in financing activities	(3,226)	(898)	(2,993)

Net increase (decrease) in cash and due from banks	443	(390)	425
Cash and due from banks, beginning of period	339	729	304
Cash and due from banks, end of period	$782	$339	$729

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

The Company’s basic and diluted EPS calculations are presented in the following table:

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
(in thousands, except share and per share data)	2024	2023	2023

Net income available to common stockholders	$12,346	$3,763	$15,164
Less: Dividends paid and earnings allocated to participating securities	(384)	(118)	(561)
Income attributable to common stock	$11,962	$3,645	$14,603
Weighted average common shares outstanding, including participating securities	7,403,758	7,324,133	7,319,040
Less: Weighted average participating securities	(245,599)	(245,685)	(278,211)
Weighted average common shares outstanding	7,158,159	7,078,448	7,040,829
Basic EPS	$1.67	$0.51	$2.07

Income attributable to common stock	$11,962	$3,645	$14,603
Weighted average common shares outstanding	7,158,159	7,078,448	7,040,829
Weighted average common equivalent shares outstanding	28,983	59,346	80,118
Weighted average common and equivalent shares outstanding	7,187,142	7,137,794	7,120,947
Diluted EPS	$1.66	$0.51	$2.05

There were no stock options that were antidilutive at December 31, 2024 and 2023 and September 30, 2023.

Note 19. Accumulated Other Comprehensive (Loss) Income

The following presents changes in accumulated other comprehensive (loss) income by component, net of tax:

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2024	$(1,466)	$(984)	$(2,450)
Other comprehensive income, before reclassification	455	685	1,140
Amount reclassified from accumulated other comprehensive income	(24)	—	(24)
Net current period other comprehensive income	431	685	1,116
Balance at December 31, 2024	$(1,035)	$(299)	$(1,334)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at October 1, 2023	$(1,670)	$348	$(1,322)
Other comprehensive income (loss), before reclassification	204	(1,332)	(1,128)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	204	(1,332)	(1,128)
Balance at December 31, 2023	$(1,466)	$(984)	$(2,450)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at October 1, 2022	$(620)	$—	$(620)
Other comprehensive (loss) income, before reclassification	(1,050)	348	(702)
Amount reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive (loss) income	(1,050)	348	(702)
Balance at September 30, 2023	$(1,670)	$348	$(1,322)

The following represents the reclassification out of accumulated other comprehensive (loss) income for the years ended December 31, 2024 and September 30, 2023 and the three months ended December 31, 2023:

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,	Affected Line Item in Consolidated
(in thousands)	2024	2023	2023	Statements of Income
Unrealized gains and losses on available-for-sale securities
Realized gains on securities available-for-sale	$31	$—	$—	Gain on sale of investment securities available-for-sale, net
Tax effect	7	—	—	Income tax expense
Net of tax	$24	$—	$—

Gains and losses on cash flow hedges
Interest rate contracts	$—	$—	$—	Interest income (expense)
Tax effect	—	—	—	Income tax (expense) or benefit
Net of tax	$—	$—	$—

Total reclassifications for the period, net of tax	$24	$—	$—

Note 20. Segment Information

The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker (the “CODM”). The Chief Executive Officer along with others in the Company’s executive management evaluates performance and allocates resources based upon analysis of the Company as one operating segment or unit. The activities of the Company comprise one reportable segment, "Community Banking." All of the Company’s activities are interrelated, and each activity is dependent and assessed based on the manner in which it supports the other activities of the Company. All the consolidated assets are attributable to the Community Banking segment.

The Company provides a range of community banking services, including commercial and consumer lending, personal and business banking, cash management services, and other financial services primarily to individuals, businesses, and municipalities in the New York metropolitan area.

The CODM is provided with the Company’s consolidated statements of financial condition and income and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statements of income. These results are used to measure the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment and in establishing compensation. All revenues are derived from banking operations within the United States, and for the year ended December 31, 2024, the three months ended December 31, 2023 and the fiscal year ended September 30, 2023, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Accounting policies of the Community Banking segment are the same as those described in Note 1.

Note 21. Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Company’s sources of non-interest income. Items outside the scope of ASC 606 are noted as such.

		Three Months Ended	Fiscal
	Year Ended	December 31,	Year Ended
	December 31,	(transition period)	September 30,
(in thousands)	2024	2023	2023
Loan servicing and fee income(1)	$3,690	$778	$2,709
Service charges on deposit accounts	469	85	275
Net gain on sale of loans held-for-sale(1)	10,940	2,326	4,093
Net gain on sale of investments available-for-sale(1)	31	—	—
Other income(2)	209	65	1,771
Total non-interest income	$15,339	$3,254	$8,848
(1)	Not included within the scope of ASC 606
(2)	Other income includes merchant card processing fees of $48 and $47 for the year ended December 31, 2024 and September 30, 2023, respectively, and $6 for the three months ended December 31, 2023, which are included in the scope of ASC 606 and loan related fee income, recoveries on acquired loans and miscellaneous income totaling $161 and $1,724 for the year ended December 31, 2024 and September 30, 2023, respectively, and $59 for the three months ended December 31, 2023, which are not included in the scope of ASC 606. The Company settled ongoing litigation and received a settlement payment of $975 in the year ended September 30, 2023.

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

Note 22. Subsequent Events

On January 29, 2025 the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company’s common and preferred stock. The dividend was paid on February 19, 2025 to shareholders of record on February 12, 2025.

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2024, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because Hanover Bancorp, Inc. is an emerging growth company.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of December 31, 2024.

Item 11. Executive Compensation

Information responsive to this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of December 31, 2024.

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2024.

Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
	(A)	(B)	column (A)) (C)
Equity compensation plans approved by shareholders	58,000	$8.11	2,795
Equity compensation plans not approved by shareholders	—	—	230,966
Total	58,000	$8.11	233,761

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of December 31, 2024.

Item 14. Principal Accountant Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of December 31, 2024.

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
3.1(i)

Certificate of Amendment to Certificate of Incorporation designation the of Series A Convertible Perpetual Preferred Stock filed with the New York Secretary of State on October 25, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 31, 2022 and Exhibit 3.1 to  the Registrant’s Current Report on Form 8-K filed on April 26, 2024)

3.1(ii)	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2023)
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

10.10	Second Amended and Restated Employment Agreement with McClelland Wilcox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2023)

10.11	Employment Agreement with Lance P. Burke dated as of July 18, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2024)
10.12

Exchange Agreement with Castle Creek Capital Partners VIII, L.P. dated April 25, 2024 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2024)

19	Insider Trading Policy
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-4 filed on January 20, 2021)
23.1	Consent of Crowe LLP (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
97	Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed on December 21, 2023)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (filed herewith)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER BANCORP, INC.
Registrant

March 14, 2025	/s/ Michael P. Puorro
Michael P. Puorro
Chairman and Chief Executive Officer

March 14, 2025	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President and Chief Financial Officer

March 14, 2025	/s/ Lisa A. Diiorio
Lisa A. Diiorio
First Senior Vice President, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2025	/s/ Varkey Abraham	Director
Varkey Abraham

March 14, 2025	/s/ Robert Golden	Director
Robert Golden

March 14, 2025	/s/ Ahron Haspel	Director
Ahron Haspel

March 14, 2025	/s/ Michael Katz	Director
Michael Katz

March 14, 2025	/s/ Metin Negrin	Director
Metin Negrin

March 14, 2025	/s/ Philip Okun	Director
Philip Okun

March 14, 2025	/s/ Elena Sisti	Director
Elena Sisti

March 14, 2025	/s/ John Sorrenti	Director
John Sorrenti

March 14, 2025	/s/ Michael Thaden	Director
Michael Thaden