Form 10-K/A
period 2024-12-31
Hanover Bancorp, Inc. /NY
filed 2025-03-25
CIK 1828588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Hanover Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on March 14, 2025. The purpose of this Amendment is to file Exhibits 10.13 and 10.14, which were inadvertently omitted from the originally filed Form 10-K.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K. Our independent registered public accounting firm is Crowe LLP, Livingston, New Jersey, Auditor Firm ID: 173.

This Amendment is an exhibit-only filing. Except for the inclusion of Exhibits 10.13 and 10.14, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements and Schedules:

The following documents are filed as part of this report:

1. Financial Statements:  The consolidated financial statements of the Company were previously submitted with the original filing of this Form 10-K.

2. Financial Statement Schedules:  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits:  The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

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

10.13	Change in Control Agreement with Joseph Burns (filed herewith)
10.14	Form of Change in Control Agreement with Lisa DiIorio (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 filed on January 20, 2021)
19 #	Insider Trading Policy
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-4 filed on January 20, 2021)
23.1 #	Consent of Crowe LLP
31.1 #	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2 #	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
97	Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed on December 21, 2023)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (filed herewith)

#  Previously furnished with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2025.

*  Previously furnished with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2025. The information in this exhibit is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the hereof, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER BANCORP, INC.
Registrant

Date: March 25, 2025	By:	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President and Chief Financial Officer

5