Form 10-Q
period 2025-03-31
Hanover Bancorp, Inc. /NY
filed 2025-05-09
CIK 1828588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	7,228,731 Shares
(Title of Class)	(Outstanding as of April 30, 2025)

HANOVER BANCORP, INC.

Form 10-Q

PART I

ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Cash and non-interest-bearing deposits due from banks	$11,805	$12,768
Interest-bearing deposits due from banks	148,429	150,089
Total cash and cash equivalents	160,234	162,857
Securities held to maturity, fair value of $3,556 at March 31, 2025 and $3,609 at December 31, 2024 (net of allowance for credit losses of $0 at March 31, 2025 and December 31, 2024)	3,671	3,758
Securities available for sale, at fair value (net of allowance for credit losses of $0 at March 31, 2025 and December 31, 2024)	93,197	83,755
Loans held for sale	16,306	12,404
Loans	1,960,674	1,985,524
Allowance for credit losses	(22,925)	(22,779)
Loans, net	1,937,749	1,962,745
Premises and equipment, net	14,511	15,337
Operating lease assets	8,484	8,337
Accrued interest receivable	12,026	11,849
Prepaid post retirement plan	3,344	3,377
Stock in Federal Home Loan Bank ("FHLB"), at cost	7,897	7,885
Goodwill	19,168	19,168
Other intangible assets	236	250
Loan servicing rights	6,207	6,016
Deferred income taxes	1,572	1,569
Other assets	6,925	12,803
TOTAL ASSETS	$2,291,527	$2,312,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$215,569	$211,656
Savings, NOW and money market	1,202,640	1,244,857
Time	518,229	497,770
Total deposits	1,936,438	1,954,283
Borrowings	107,805	107,805
Subordinated debentures ($25,000 face amount less unamortized debt issuance costs of $298 and $311 at March 31, 2025 and December 31, 2024, respectively)	24,702	24,689
Operating lease liabilities	9,144	9,025
Accrued interest payable	1,865	1,532
Other liabilities	14,930	18,138
TOTAL LIABILITIES	2,094,884	2,115,472
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, Series A (par value $0.01; 15,000,000 shares authorized; issued and outstanding 275,000 at March 31, 2025 and December 31, 2024, respectively)	5,041	5,041
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 7,228,731 and 7,152,127 at March 31, 2025 and December 31, 2024, respectively)	72	72
Surplus	124,242	124,937
Retained earnings	68,684	67,922
Accumulated other comprehensive loss, net of tax	(1,396)	(1,334)
TOTAL STOCKHOLDERS' EQUITY	196,643	196,638
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,291,527	$2,312,110

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
INTEREST INCOME
Loans	$29,984	$29,737
Taxable securities	1,186	1,457
Other interest income	1,667	1,238
Total interest income	32,837	32,432
INTEREST EXPENSE
Savings, NOW and money market deposits	11,455	12,933
Time deposits	5,320	4,962
Borrowings	1,433	1,602
Total interest expense	18,208	19,497
Net interest income	14,629	12,935
Provision for credit losses	600	300
Net interest income after provision for credit losses	14,029	12,635
NON-INTEREST INCOME
Loan servicing and fee income	1,081	913
Service charges on deposit accounts	117	96
Gain on sale of loans held-for-sale	2,352	2,506
Other income	182	61
Total non-interest income	3,732	3,576
NON-INTEREST EXPENSE
Salaries and employee benefits	7,232	5,562
Conversion expenses	3,180	—
Occupancy and equipment	1,836	1,770
Data processing	593	518
Professional fees	787	818
Federal deposit insurance premiums	337	318
Other expenses	2,031	1,818
Total non-interest expense	15,996	10,804
Income before income tax expense	1,765	5,407
Income tax expense	244	1,346
NET INCOME	$1,521	$4,061
Earnings per share:
BASIC	$0.20	$0.55
DILUTED	$0.20	$0.55

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$1,521	$4,061
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Change in unrealized gain on securities available for sale arising during the period, net of tax of $49 and $76, respectively	176	271
Unrealized (losses) gains on cash flow hedges:
Change in unrealized (loss) gain on cash flow hedges arising during the period, net of tax of ($68) and $245, respectively	(238)	886
Total other comprehensive (loss) income, net of tax	(62)	1,157
Total comprehensive income, net of tax	$1,459	$5,218

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended March 31, 2025
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net of Tax	Equity
Balance at January 1, 2025	7,152,127	$5,041	$72	$124,937	$67,922	$(1,334)	$196,638
Net income	—	—	—	—	1,521	—	1,521
Other comprehensive income, net of tax	—	—	—	—	—	(62)	(62)
Cash dividends declared ($0.10 per share)	—	—	—	—	(759)	—	(759)
Stock-based compensation	—	—	—	494	—	—	494
Stock awards granted	49,750	—	—	—	—	—	—
Shares issued for performance stock units	27,848	—	—	—	—	—	—
Shares received related to tax withholding	(15,326)	—	—	(721)	—	—	(721)
Exercise of stock options, net	14,332	—	—	(468)	—	—	(468)
Balance at March 31, 2025	7,228,731	$5,041	$72	$124,242	$68,684	$(1,396)	$196,643

	For the Three Months Ended March 31, 2024
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net of Tax	Equity
Balance at January 1, 2024	7,195,012	$2,963	$72	$125,694	$58,551	$(2,450)	$184,830
Net income	—	—	—	—	4,061	—	4,061
Other comprehensive income, net of tax	—	—	—	—	—	1,157	1,157
Cash dividends declared ($0.10 per share)	—	—	—	—	(741)	—	(741)
Stock-based compensation	—	—	—	381	—	—	381
Stock awards granted, net of forfeitures	52,491	—	—	—	—	—	—
Shares received related to tax withholding	(8,292)	—	—	(145)	—	—	(145)
Exercise of stock options, net	3,201	—	—	—	—	—	—
Balance at March 31, 2024	7,242,412	$2,963	$72	$125,930	$61,871	$(1,293)	$189,543

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,521	$4,061
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	600	300
Depreciation and amortization	494	546
Amortization of right-of-use assets	442	418
Stock-based compensation	494	381
Net gain on sale of loans held-for-sale	(2,352)	(2,506)
Net amortization (accretion) of premiums, discounts and loan fees and costs	430	285
Amortization of intangible assets	14	16
Amortization of debt issuance costs	13	13
Loan servicing rights valuation adjustments	299	138
Increase in accrued interest receivable	(177)	(464)
Decrease in other assets	5,690	356
Increase in accrued interest payable	333	307
(Decrease) increase in other liabilities	(3,218)	164
Payments on operating leases	(470)	(420)
Net cash provided by operating activities	4,113	3,595
Cash flows from investing activities:
Purchases of securities available-for-sale	(83,117)	(211,000)
Purchases of restricted securities, net	(12)	(5)
Principal repayments of securities held to maturity	86	67
Maturities, prepayments and calls of securities available-for-sale	74,034	180,011
Proceeds from sales of loans	45,099	30,504
Net increase in loans	(22,817)	(75,446)
Purchases of premises and equipment	(228)	(308)
Net cash provide by (used in) investing activities	13,045	(76,177)
Cash flows from financing activities:
Net (decrease) increase in deposits	(17,843)	12,738
Repayments of term FHLB advances	—	(5,000)
Proceeds (repayments) of other short-term borrowings, net	—	25,000
Payments related to tax withholding for equity awards	(721)	(145)
Cash dividends paid	(749)	(737)
Proceeds from exercise of stock options, net	(468)	—
Net cash (used in) provided by financing activities	(19,781)	31,856
Decrease in cash and cash equivalents	(2,623)	(40,726)
Cash and cash equivalents, beginning of period	162,857	177,207
Cash and cash equivalents, end of period	$160,234	$136,481
Supplemental cash flow information:
Interest paid	$17,875	$19,190
Income taxes paid	181	810
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$46,649	$26,735
Lease liabilities arising from obtaining right-of-use assets	589	—

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Hanover Bancorp, Inc. (the “Company”), is currently a New York corporation which is the holding company for Hanover Community Bank (the “Bank”). The Bank, headquartered in Mineola, New York, is a New York State chartered bank. The Bank commenced operations on November 4, 2008 and is a full-service bank providing personal and business lending and deposit services. As a New York State chartered, non-Federal Reserve member bank, the Bank is subject to regulation by the New York State Department of Financial Services (“DFS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB”). At the Company’s annual shareholder meeting held on March 5, 2024, the shareholders approved a change in its state of incorporation from the State of New York to the State of Maryland subject to regulatory approval, which has been received. The Company is in the process of completing its reincorporation in Maryland.

Basis of Presentation

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of March 31, 2025, its consolidated statements of income for the three  months ended March 31, 2025 and 2024, its consolidated statements of comprehensive income for the three  months ended March 31, 2025 and 2024, its consolidated statements of changes in stockholders’ equity for the three  months ended March 31, 2025 and 2024 and its consolidated statements of cash flows for the three months ended March 31, 2025 and 2024.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three  months ended March 31, 2025 are not necessarily indicative of results for any other interim period or of the results for the full fiscal year 2025. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the Company’s significant accounting policies since December 31, 2024.

All material intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

The Company completed its core data processing system conversion to FIS Horizon in February 2025. In connection with the conversion, the Company incurred non-recurring expenses of approximately $3.2 million, which was comprised of $2.2 million in consulting and audit fees, $0.7 million in deconversion fees to previous provider, and $0.3 million in training and other related charges during the quarter ended March 31, 2025.

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

The Company’s basic and diluted EPS calculations for the three months ended March 31, 2025 and 2024 are as follows. There were no stock options that were antidilutive for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024

Net income available to common stockholders	$1,521	$4,061
Less: Dividends paid and earnings allocated to participating securities	(45)	(137)
Income attributable to common stock	$1,476	$3,924
Weighted average common shares outstanding, including participating securities	7,463,537	7,376,227
Less: Weighted average participating securities	(239,929)	(257,767)
Weighted average common shares outstanding	7,223,608	7,118,460
Basic EPS	$0.20	$0.55

Income attributable to common stock	$1,476	$3,924
Weighted average common shares outstanding	7,223,608	7,118,460
Weighted average common equivalent shares outstanding	5,952	44,699
Weighted average common and equivalent shares outstanding	7,229,560	7,163,159
Diluted EPS	$0.20	$0.55

3. SECURITIES

The following tables summarize the amortized cost, fair value and allowance for credit losses of securities available for sale and securities held to maturity at March 31, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

	March 31, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$10,965	$13	$(205)	$—	$10,773
U.S. GSE residential collateralized mortgage obligations	14,798	42	—	—	14,840
U.S. GSE commercial mortgage-backed securities	1,519	11	—	—	1,530
Collateralized loan obligations	43,260	37	(9)	—	43,288
Corporate bonds	23,759	150	(1,143)	—	22,766
Total available for sale securities	$94,301	$253	$(1,357)	$—	$93,197

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,189	$—	$(63)	$1,126	$—
U.S. GSE commercial mortgage-backed securities	2,482	—	(52)	2,430	—
Total held to maturity securities	$3,671	$—	$(115)	$3,556	$—

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. Treasury securities	$19,995	$5	$—	$—	$20,000
U.S. GSE residential mortgage-backed securities	11,016	—	(371)	—	10,645
U.S. GSE commercial mortgage-backed securities	1,520	—	(17)	—	1,503
Collateralized loan obligations	32,271	206	—	—	32,477
Corporate bonds	20,282	65	(1,217)	—	19,130
Total available for sale securities	$85,084	$276	$(1,605)	$—	$83,755

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,259	$—	$(81)	$1,178	$—
U.S. GSE commercial mortgage-backed securities	2,499	—	(68)	2,431	—
Total held to maturity securities	$3,758	$—	$(149)	$3,609	$—

The amortized cost and fair value of investment securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single date are shown separately.

	March 31, 2025
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Due after one year through five years	$1,000	$1,030
Five to ten years	45,306	44,301
Beyond ten years	20,713	20,723
U.S. GSE residential mortgage-backed securities	10,965	10,773
U.S. GSE residential collateralized mortgage obligations	14,798	14,840
U.S. GSE commercial mortgage-backed securities	1,519	1,530
Total securities available for sale	94,301	93,197
Securities held to maturity:
U.S. GSE residential mortgage-backed securities	1,189	1,126
U.S. GSE commercial mortgage-backed securities	2,482	2,430
Total securities held to maturity	3,671	3,556
Total investment securities	$97,972	$96,753

At March 31, 2025 and December 31, 2024, investment securities with a carrying amount of $25.3 million and $28.9 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities during the three months ended March 31, 2025 and 2024.

There were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity other than U.S. government and its agencies at March 31, 2025 and December 31, 2024.

The following tables summarize securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$5,658	$(79)	$1,128	$(126)	8	$6,786	$(205)
Collateralized loan obligations	19,587	(9)	—	—	4	19,587	(9)
Corporate bonds	1,960	(11)	10,368	(1,132)	7	12,328	(1,143)
Total available-for-sale	$27,205	$(99)	$11,496	$(1,258)	19	$38,701	$(1,357)

	December 31, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$9,523	$(227)	$1,122	$(144)	12	$10,645	$(371)
U.S. GSE commercial mortgage-backed securities	1,503	(17)	—	—	1	1,503	(17)
Corporate bonds	2,823	(56)	10,338	(1,161)	9	13,161	(1,217)
Total available-for-sale	$13,849	$(300)	$11,460	$(1,305)	22	$25,309	$(1,605)

Assessment of Available for Sale Debt Securities for Credit Risk

Management assesses the decline in fair value of investment securities periodically. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. The following is a discussion of the credit quality characteristics of portfolio segments carrying unrealized losses at March 31, 2025 and December  31, 2024.

Obligations of U.S. Government agencies and sponsored entities

The mortgage-backed securities held by the Company were issued by U.S government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company considers these securities to carry zero loss estimates and no allowance for credit losses was recorded at March 31, 2025 and December 31, 2024.

Corporate bonds

The Company’s corporate bond portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of each individual investment. Management reviewed the collectibility of these investments, taking into account such factors as the financial condition of the issuers, reported regulatory capital ratios, and credit ratings, when available, and other factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its corporate bond portfolio as of March 31, 2025 and December 31, 2024.

Collateralized loan obligations (“CLO”)

The Company’s CLO portfolio is comprised of an actively managed portfolio of senior secured Class A Notes. Management considers the credit quality of each individual investment. Management reviewed the collectibility of these investments, taking into account such factors as the financial condition of the issuers and credit ratings, when available and other factors. All CLO securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its CLO portfolio as of March 31, 2025.

4. LOANS

The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented.

(in thousands)	March 31, 2025	December 31, 2024
Residential real estate	$733,563	$729,254
Multi-family	535,429	550,570
Commercial real estate	512,823	522,805
Commercial and industrial	170,442	168,909
Construction and land development	7,985	13,483
Consumer	432	503
Total loans	1,960,674	1,985,524
Allowance for credit losses	(22,925)	(22,779)
Total loans, net	$1,937,749	$1,962,745

At March 31, 2025 and December 31, 2024, the Company was servicing approximately $358.8 million and $338.8 million, respectively, of loans for others. The Company had $5.6 million and $11.0 million of SBA loans held for sale at March 31, 2025 and December 31, 2024, respectively. The Company had $5.7 million and $1.4 million of residential real estate loans held for sale at March 31, 2025 and December 31, 2024, respectively. The Company had a contracted sale of non-performing loans totaling $5.0 million, net of a $0.3 million charge-off, designated as held for sale at March 31, 2025.

For the three months ended March 31, 2025 and 2024, the Company sold loans totaling approximately $46.6 million and $26.7 million, respectively, recognizing net gains of $2.4 million and $2.5 million, respectively.

The following tables summarize the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$6,236	$5,284	$5,605	$5,447	$180	$27	$22,779
Charge-offs	—	(33)	(305)	(133)	—	—	(471)
Recoveries	—	—	—	17	—	—	17
Provision for credit losses	315	(252)	79	529	(67)	(4)	600
Ending balance	$6,551	$4,999	$5,379	$5,860	$113	$23	$22,925

	Three Months Ended March 31, 2024
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$5,001	$4,671	$8,390	$1,419	$122	$55	$19,658
Charge-offs	—	—	(30)	(60)	—	—	(90)
Recoveries	—	—	—	5	—	—	5
Provision for credit losses	276	(454)	219	279	(25)	5	300
Ending balance	$5,277	$4,217	$8,579	$1,643	$97	$60	$19,873

Allowance for Credit Losses on Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which is recorded in other liabilities. The provision for credit losses on unfunded commitments is recorded within other expenses on the Company’s income statement for the three months ended March 31, 2024. The following table presents the allowance for credit losses for unfunded commitments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$314	$124
Provision for credit losses	—	140
Balance at end of period	$314	$264

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$3,202	$3,202	$—
Multi-family	—	—	—
Commercial real estate	3,396	3,420	—
Commercial and industrial	1,366	5,075	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$7,964	$11,697	$—

	December 31, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$5,497	$5,497	$—
Multi-family	864	864	—
Commercial real estate	5,300	5,325	—
Commercial and industrial	1,567	4,682	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$13,228	$16,368	$—

The Company recognized $27 thousand and $228 thousand of interest income on nonaccrual loans during the three months ended March 31, 2025 and 2024, respectively.

Individually Analyzed Loans

The Company analyzes loans on an individual basis when management determined that the loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its designed pool of loans, under the Company’s CECL methodology. Loans individually analyzed include certain nonaccrual loans.

As of March 31, 2025, the amortized cost basis of individually analyzed loans amounted to $11.2 million, of which $10.4 million were considered collateral dependent. For collateral dependent loans where foreclosure is probable or the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral adjusted for sales costs and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following tables present the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of March 31, 2025 and December 31, 2024.

	March 31, 2025
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$3,033	$—
Commercial real estate (2)	3,264	—
Commercial and industrial (1) (2) (3)	4,136	2,779
Total	$10,433	$2,779
(1)	Secured by residential real estate
(2)	Secured by commercial real estate
(3)	Secured by business assets

	December 31, 2024
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$5,783	$—
Multi-family (2)	864	—
Commercial real estate (2)	5,235	—
Commercial and industrial (1) (2) (3)	3,753	2,500
Total	$15,635	$2,500
(1)	Secured by residential real estate
(2)	Secured by commercial real estate
(3)	Secured by business assets

The following tables present the aging of the amortized cost basis in past due loans as of March 31, 2025 and December 31, 2024 by class of loans:

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
March 31, 2025	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$9,481	$1,808	$2,326	$13,615	$719,948	$733,563
Multi-family	—	—	—	—	535,429	535,429
Commercial real estate	9,073	—	3,420	12,493	500,330	512,823
Commercial and industrial	4,798	4,810	4,587	14,195	156,247	170,442
Construction and land development	—	—	—	—	7,985	7,985
Consumer	—	—	—	—	432	432
Total	$23,352	$6,618	$10,333	$40,303	$1,920,371	$1,960,674

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2024	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$5,215	$3,362	$4,229	$12,806	$716,448	$729,254
Multi-family	1,442	—	—	1,442	549,128	550,570
Commercial real estate	1,347	—	5,325	6,672	516,133	522,805
Commercial and industrial	2,533	661	4,305	7,499	161,410	168,909
Construction and land development	—	—	—	—	13,483	13,483
Consumer	—	—	—	—	503	503
Total	$10,537	$4,023	$13,859	$28,419	$1,957,105	$1,985,524

The Company may occasionally make modifications to loans where the borrower is considered to be in financial distress. Types of modifications include principal reductions, significant payment delays, term extensions, interest rate reductions or a combination thereof. The amount of principal reduction is charged-off against the allowance for credit losses. The Company did not have any loans that were both experiencing difficulties and modified during the three months ended March 31, 2025 and 2024.

The Company had no commitment to lend additional funds to borrowers for which modifications described above were made during the three months ended March 31, 2025 and the year ended December 31, 2024.

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. No such loans that have been modified in the last 12 months were past due.

Upon the Company’s determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. During the three months ended March 31, 2025, no loans that were modified in the last 12 months to borrowers experiencing financial difficulty had a payment default.

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

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at March 31, 2025 and gross charge-offs for the three months ended March 31, 2025:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$63,050	$199,516	$193,521	$67,578	$33,183	$139,745	$—	$26,330	$722,923
Special Mention	—	1,280	221	2,395	2,099	765	—	—	6,760
Substandard	—	—	507	1	—	2,700	—	—	3,208
Total Residential real estate	63,050	200,796	194,249	69,974	35,282	143,210	—	26,330	732,891
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	2,094	1,342	251,948	167,750	57,124	54,725	—	—	534,983
Special Mention	—	—	—	—	—	446	—	—	446
Substandard	—	—	—	—	—	—	—	—	—
Total Multi-family	2,094	1,342	251,948	167,750	57,124	55,171	—	—	535,429
Current period gross charge-offs	—	—	—	—	—	33	—	—	33

Commercial real estate
Pass	46,751	64,906	142,306	107,725	29,275	105,972	—	—	496,935
Special Mention	—	—	1,707	7,493	399	1,294	—	—	10,893
Substandard	—	913	—	21	24	4,037	—	—	4,995
Total Commercial real estate	46,751	65,819	144,013	115,239	29,698	111,303	—	—	512,823
Current period gross charge-offs	—	—	—	—	305	—	—	—	305

Commercial and industrial
Pass	57,603	65,648	21,894	3,533	4,777	3,225	—	—	156,680
Special Mention	257	6,095	—	543	788	461	—	—	8,144
Substandard	37	1,335	2,576	961	244	465	—	—	5,618
Total Commercial and industrial	57,897	73,078	24,470	5,037	5,809	4,151	—	—	170,442
Current period gross charge-offs	—	133	—	—	—	—	—	—	133

Construction and land development
Pass	—	1,210	—	2,975	—	—	—	—	4,185
Special Mention	—	—	—	3,800	—	—	—	—	3,800
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	—	1,210	—	6,775	—	—	—	—	7,985
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	91	234	107	—	—	—	—	—	432
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	91	234	107	—	—	—	—	—	432
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Loans	$169,883	$342,479	$614,787	$364,775	$127,913	$313,835	$—	$26,330	$1,960,002

Gross charge-offs	$—	$133	$—	$—	$305	$33	$—	$—	$471
(1)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $672,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at March 31, 2025. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See “Note 10 – Derivates” for more information on the fair value hedge.

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at December 31, 2024:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$81,599	$180,498	$193,204	$58,694	$33,539	$143,580	$—	$25,004	$716,118
Special Mention	407	877	585	1,199	2,110	768	—	—	5,946
Substandard	—	514	679	589	—	3,467	—	1,418	6,667
Total Residential real estate	82,006	181,889	194,468	60,482	35,649	147,815	—	26,422	728,731

Multi-family
Pass	2,814	3,393	292,430	159,094	35,368	56,158	—	—	549,257
Special Mention	—	—	—	—	—	450	—	—	450
Substandard	—	—	—	863	—	—	—	—	863
Total Multi-family	2,814	3,393	292,430	159,957	35,368	56,608	—	—	550,570

Commercial real estate
Pass	50,579	78,564	173,301	78,044	21,870	104,957	—	—	507,315
Special Mention	—	911	1,709	3,866	399	1,298	—	—	8,183
Substandard	—	—	—	2,790	483	4,034	—	—	7,307
Total Commercial real estate	50,579	79,475	175,010	84,700	22,752	110,289	—	—	522,805

Commercial and industrial
Pass	68,836	73,744	8,834	6,022	1,375	2,496	—	—	161,307
Special Mention	236	251	—	544	805	416	—	—	2,252
Substandard	42	815	2,500	1,261	249	483	—	—	5,350
Total Commercial and industrial	69,114	74,810	11,334	7,827	2,429	3,395	—	—	168,909

Construction and land development
Pass	921	3,288	—	5,473	—	—	—	—	9,682
Special Mention	—	—	—	3,801	—	—	—	—	3,801
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	921	3,288	—	9,274	—	—	—	—	13,483

Consumer
Pass	138	292	73	—	—	—	—	—	503
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	138	292	73	—	—	—	—	—	503

Total Loans	$205,572	$343,147	$673,315	$322,240	$96,198	$318,107	$—	$26,422	$1,985,001
(1)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $523,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See “Note 10 – Derivates” for more information on the fair value hedge.

5. EQUITY COMPENSATION PLANS

The Company’s 2021 and 2018 Equity Compensation Plans (the “2021 Plan” and the “2018 Plan,” respectively) provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 156,408 shares remain available for issuance at March 31, 2025. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 1,045 shares remain available for issuance at March 31, 2025.

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

There were 42,000 stock options exercised resulting in the net issuance (after netting the value of the exercise price and/or certain tax liabilities) of 14,332 shares of common stock during the three months ended March 31, 2025. There were 8,139 stock options exercised resulting in the net issuance of 3,201 shares of common stock during the three months ended March 31, 2024.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, January 1, 2025	58,000	$8.11	$835	0.82 years
Granted	—	—
Exercised	(42,000)	6.25
Forfeited	—	—
Outstanding, March 31, 2025 (1)	16,000	$13.00	$154	1.42 years
(1)	All outstanding options are fully vested and exercisable.

The following table presents information related to the stock option plan for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Intrinsic value of options exercised	$847	$53
Tax benefit from option exercises	296	18

There was no compensation expense attributable to stock options for the three months ended March 31, 2025 and 2024.

Restricted Stock Awards

During the three months ended March 31, 2025 and 2024, restricted stock awards of 49,750 shares and 54,411 shares, respectively, were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2025	236,203	$18.95
Granted	49,750	26.30
Vested	(68,990)	19.32
Forfeited	—	—
Unvested, March 31, 2025	216,963	$20.52

Compensation expense attributable to restricted stock awards was $348 thousand and $325 thousand for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, there was $4.0 million and $3.1 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 3.46 years and 3.00 years, respectively. The total fair value of shares vested during the three months ended March 31, 2025 and 2024 was $1.8 million and $1.1 million, respectively.

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

The following table summarizes the unvested performance-based RSU activity for the three months ended March 31, 2025:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2025	38,271	$19.73
Granted	22,345	26.30
Incremental performance shares vested	9,086	19.73
Vested	(42,484)	19.73
Forfeited	(4,873)	19.73
Unvested, March 31, 2025	22,345	$26.30

During the three months ended March 31, 2025, the Company granted 22,345 RSUs. These performance-based RSUs cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2027.

Compensation expense attributable to RSUs was $146 thousand and $56 thousand, respectively, for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, there was $567 thousand and $31 thousand of total unrecognized compensation cost related to non-vested RSUs.

6. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The effects of accumulated other comprehensive income or loss is not included in computing regulatory capital. Management believes as of March 31, 2025, the Bank meets all capital adequacy requirements to which it is subject.

In addition to the minimum capital requirements discussed above, the Bank is also required to maintain a capital buffer above the requirements set forth in the capital adequacy regulations. Failure to maintain the required buffer could impair the Bank’s ability to pay dividends to the Company and to pay certain compensation to its executives.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s actual and required capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total capital to risk-weighted assets	$220,851	14.62%	$120,857	8.00%	$158,625	10.50%	$151,072	10.00%
Tier 1 capital to risk-weighted assets	201,925	13.37%	90,643	6.00%	128,411	8.50%	120,857	8.00%
Common equity tier 1 capital to risk-weighted assets	201,925	13.37%	67,982	4.50%	105,750	7.00%	98,197	6.50%
Tier 1 capital to average total assets	201,925	8.95%	90,243	4.00%	N/A	N/A	112,804	5.00%

December 31, 2024
Total capital to risk-weighted assets	$220,696	14.58%	$121,127	8.00%	$158,979	10.50%	$151,408	10.00%
Tier 1 capital to risk-weighted assets	201,744	13.32%	90,845	6.00%	128,697	8.50%	121,127	8.00%
Common equity tier 1 capital to risk-weighted assets	201,744	13.32%	68,134	4.50%	105,986	7.00%	98,416	6.50%
Tier 1 capital to average total assets	201,744	9.13%	88,382	4.00%	N/A	N/A	110,478	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend and debt service payments is dividends received from the Bank. During the three months ended March 31, 2025 the Bank paid $1.2 million in cash dividends to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of March 31, 2025, the Bank had $19.4 million of retained net income available for dividends to the Company, without obtaining regulatory approval, provided that the Bank satisfies the regulatory capital requirements, including the capital conservation buffer, disclosed above.

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

Assets Measured at Fair Value on a Recurring Basis

The following presents fair value measurements on a recurring basis at March 31, 2025 and December 31, 2024:

	March 31, 2025
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$10,773	$—	$10,773	$—
U.S. GSE residential collateralized mortgage obligations	14,840	—	14,840	—
U.S. GSE commercial mortgage-backed securities	1,530	—	1,530	—
Collateralized loan obligations	43,288	—	43,288	—
Corporate bonds	22,766	—	22,766	—
Loan servicing rights	6,207	—	—	6,207
Total	$99,404	$—	$93,197	$6,207

Financial liabilities:
Derivatives	$1,310	$—	$1,310	$—

	December 31, 2024
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. Treasury securities	$20,000	$—	$20,000	$—
U.S. GSE residential mortgage-backed securities	10,645	—	10,645	—
U.S. GSE commercial mortgage-backed securities	1,503	—	1,503	—
Collateralized loan obligations	32,477	—	32,477	—
Corporate bonds	19,130	—	19,130	—
Loan servicing rights	6,016	—	—	6,016
Derivatives	68	—	68	—
Total	$89,839	$—	$83,823	$6,016

Financial liabilities:
Derivatives	$927	$—	$927	$—

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

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. The fair value of loan servicing rights related to residential mortgage loans at March 31, 2025 was determined based on discounted expected future cash flows using discount rates ranging from 12.6% to 15.1%, prepayment speeds ranging from 17.9% to 19.2% and a weighted average life ranging from 1.9 to 3.5 years. Fair value at December 31, 2024 for loan servicing rights related to residential mortgage loans was determined based on discounted expected future cash flows using discount rates ranging from 13.0% to 15.5%, prepayment speeds ranging from 18.0% to 19.4% and a weighted average life ranging from 2.0 to 3.5 years.

The fair value of loan servicing rights for SBA loans at March 31, 2025 was determined based on discounted expected future cash flows using discount rates ranging from 5.8% to 43.1%, prepayment speeds ranging from 9.9% to 34.1% and a weighted average life ranging from 0.7 to 5.1 years. The fair value of loan servicing rights for SBA loans at December 31, 2024 was determined based on discounted expected future cash flows using discount rates ranging from 5.5% to 43.4%, prepayment speeds ranging from 9.3% to 35.0% and a weighted average life ranging from 0.8 to 5.1 years.

The Company has determined these are mostly unobservable inputs and considers them Level 3 inputs within the fair value hierarchy.

The following table presents the changes in mortgage servicing rights for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$6,016	$4,668
Additions	490	557
Adjustment to fair value	(299)	(138)
Balance at end of period	$6,207	$5,087

Assets Measured at Fair Value on a Non-recurring Basis

There were no assets measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024.

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at March 31, 2025 and December 31, 2024:

	March 31, 2025
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$160,234	$160,234	$—	$—	$160,234
Securities held-to-maturity	3,671	—	3,556	—	3,556
Loans, net	1,937,749	—	—	1,922,387	1,922,387
Accrued interest receivable	12,026	—	1,128	10,898	12,026

Financial liabilities:
Time deposits	518,229	—	518,444	—	518,444
Demand and other deposits	1,418,209	1,418,209	—	—	1,418,209
Borrowings	107,805	—	108,216	—	108,216
Subordinated debentures	24,702	—	25,138	—	25,138
Accrued interest payable	1,865	7	1,858	—	1,865

	December 31, 2024
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$162,857	$162,857	$—	$—	$162,857
Securities held-to-maturity	3,758	—	3,609	—	3,609
Loans, net	1,962,745	—	—	1,940,452	1,940,452
Accrued interest receivable	11,849	—	931	10,918	11,849

Financial liabilities:
Time deposits	497,770	—	498,226	—	498,226
Demand and other deposits	1,456,513	1,456,513	—	—	1,456,513
Borrowings	107,805	—	107,530	—	107,530
Subordinated debentures	24,689	—	30,909	—	30,909
Accrued interest payable	1,532	5	1,527	—	1,532

8. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances

At March 31, 2025 and December 31, 2024, FHLB term borrowings outstanding were $107.8 million, all of which were fixed rate.

There were no FHLB overnight borrowings outstanding at March 31, 2025 and December 31, 2024.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by residential and commercial mortgage loans under a blanket lien arrangement at March 31, 2025 and December 31, 2024. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $85.7 million and $97.9 million at March 31, 2025 and December 31, 2024, respectively.

The following tables set forth the contractual maturities in the next five years and weighted average interest rates of the Company’s fixed rate FHLB advances (dollars in thousands):

	Balance at March 31,
	2025
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

Federal Reserve Borrowings

The Company pledges residential and commercial loans and investments to the Federal Reserve Bank of New York’s Discount Window. Based on this collateral, the Company was eligible to borrow up to $239.9 million and $247.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company did not have any outstanding borrowings against this line as of March 31, 2025 and December 31, 2024.

Correspondent Bank Borrowings

At March 31, 2025, approximately $92.0 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at March 31, 2025 and December 31, 2024.

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

At March 31, 2025 and December 31, 2024, the unamortized issuance costs of the Notes were $0.3 million. For the three months ended March 31, 2025 and 2024, $13 thousand in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

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

The following sets forth information regarding the Company’s derivative financial instruments as of the dates indicated:

	Assets		Liabilities
	Notional		Notional
(in thousands)	Amount	Fair Value (1)	Amount	Fair Value (1)
March 31, 2025
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$—	$—	$75,000	$(689)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(621)
Total	$—	$—	$125,000	$(1,310)

December 31, 2024
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$25,000	$68	$50,000	$(451)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(476)
Total	$25,000	$68	$100,000	$(927)
(1)	Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps with notional amounts totaling $75.0 million as of March 31, 2025 and December 31, 2024, were designated as cash flow hedges of certain Brokered Certificates of Deposit. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2025	2024
(Loss) gain recognized in other comprehensive income, net of tax	$(238)	$886
Gain recognized in interest expense	—	184

Fair Value Hedges of Interest Rate Risk

On November 1, 2023, the Company entered into a three year interest rate swap with a notional amount totaling $50 million which was designated as a fair value hedge of certain fixed rate residential mortgages. The Company pays a fixed rate of 4.56% and receives a floating rate based on SOFR for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands)	2025	2024
Net gain (loss) on hedged items recorded in interest income on loans	$3	$(6)
(Loss) gain on hedge recorded in interest income on loans	(27)	95

At March 31, 2025 and December 31, 2024, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges.

	March 31,	December 31,
(in thousands)	2025	2024
Loans receivable:
Carrying amount of the hedged assets(1)	$50,000	$50,000
Fair value hedging adjustment included in the carrying amount of the hedged assets	672	523
(1)	This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in the hedging relationships was $363.6 million and $379.3 million, respectively. The cumulative basis adjustments associated with these hedging relationships was $0.7 million and $0.5 million, respectively, and the amounts of the designated hedged items were $50.0 million and $50.0 million, respectively.

Credit-Risk-Related Contingent Features

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At March 31, 2025 and December 31, 2024, the Company posted $1.2 million and $0.7 million, respectively, in collateral to its counterparties in a net liability position.

11. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the three months ended March 31, 2025 and 2024:

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2025	$(1,035)	$(299)	$(1,334)
Other comprehensive income (loss), before reclassification	176	(238)	(62)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	176	(238)	(62)
Balance at March 31, 2025	$(859)	$(537)	$(1,396)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2024	$(1,466)	$(984)	$(2,450)
Other comprehensive income, before reclassification	271	886	1,157
Amount reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	271	886	1,157
Balance at March 31, 2024	$(1,195)	$(98)	$(1,293)

There were no significant amounts reclassified out of accumulated other comprehensive (loss) income for the three months ended March 31, 2025 and 2024.

12. SEGMENT INFORMATION

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

The CODM is provided with the Company’s consolidated statements of financial condition and income and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statements of income. These results are used to measure the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment and in establishing compensation. All revenues are derived from banking operations within the United States, and for the three months ended March 31, 2025 and 2024, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

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

Factors that may cause actual results or earnings to differ materially from such forward-looking statements include those set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated by the Company’s subsequent filings with the SEC and, among others, the following:

●	Changes in monetary and fiscal policies of the FRB and the U. S. Government, particularly related to changes in interest rates, money supply and inflation, may affect interest margins and the fair value of financial instruments;
●	Changes in general economic conditions, either nationally or in our market areas, including due to increased market volatility related to government policy or the impact of tariffs or trade policy, that are different than expected;
●	The ability to enhance revenue through increased market penetration, expanded lending capacity and product offerings;
●	Occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, or outbreaks of hostilities, such as between Russia and Ukraine and in the Middle East, or the effects of climate change, and the ability of the Company to deal effectively with disruptions caused by the foregoing;
●	Legislative, regulatory or policy changes;
●	Downturns in demand for loan, deposit and other financial services in the Company’s market area;
●	Increased competition from other banks and non-bank providers of financial services;
●	Technological changes and increased technology-related costs;
●	A breach of our information systems security, including the occurrence of a cyber incident or a deficiency in cyber security; and
●	Changes in accounting principles, or the application of generally accepted accounting principles.

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

The Company completed its core processing system conversion to FIS Horizon in February 2025. This conversion, coupled with our recently refreshed corporate logo, exemplifies our momentum towards a more technologically advanced, modern and digitally forward-thinking bank.

The Bank operates as a locally headquartered, community-oriented bank, serving customers throughout the New York metro area from offices in Nassau, Suffolk, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York and Freehold in Monmouth County, New Jersey. We opened the Bank’s Hauppauge Business Banking Center in Hauppauge, Suffolk County, New York in May 2023. This location is the nexus of our expanded commercial lending and deposit activities that are integral to the ongoing diversification of our balance sheet as we fill the void left by the diminishing number of commercial banks in the NYC Metro area. The Bank has received regulatory approval to open a full-service branch in Port Jefferson, New York. Business development staff have already joined the Bank in anticipation of the opening of this location. The Bank expects this site to be fully operational in mid 2025. During the fourth calendar quarter of 2023, we began offering business banking services to the legal, licensed cannabis industry, initially in New York state. We now offer these services in New Jersey and may in the future consider opening accounts for licensed entities in other states. We offer personal and business loans on a secured and unsecured basis, SBA and USDA guaranteed loans, revolving lines of credit, commercial mortgage loans, and one- to four-family non-qualified mortgages secured by primary and secondary residences that may be owner occupied or investment properties, home equity loans, bridge loans and other personal purpose loans.

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

Historically, the Bank has generated additional income by strategically originating and selling residential and government guaranteed loans to other financial institutions at premiums, while also retaining servicing rights in some sales. However, with the rapid and significant rise in market interest rates in recent years, the appetite among the Bank’s purchasers of residential loans for pools of loans declined, eliminating the Bank’s ability to sell residential loans in its portfolio on desirable terms. In response, the Bank developed a flow origination program under which the Bank originates individual loans for sale to specific buyers, thereby positioning the Bank to resume residential loan sales and generate fee income to complement sale premiums earned from the sale of the guaranteed portion of SBA loans. The Bank is an approved SBA Preferred Lender, enabling the Bank to process SBA applications under delegated authority from the SBA and enhancing the Bank’s ability to compete more effectively for SBA lending opportunities.

The Bank remains focused on expanding its core verticals and continues to originate loans for its portfolio and for sale in the secondary market under its residential flow origination program. Of the $48.8 million in closed residential loans originated in the quarter ended March 31, 2025, $27.6 million were originated for the Bank’s portfolio. The remaining $21.2 million of closed loans were originated for sale in the secondary market. During the quarter ended March 31, 2025, the Company sold $18.3 million of residential loans under its flow origination program and recorded gains on sale of loans held-for-sale of $0.4 million with a premium of 2.38%.

During the quarters ended March 31, 2025 and 2024, the Company sold approximately $23.4 million and $26.7 million, respectively, in government guaranteed SBA loans and recorded gains on sale of loans held-for-sale of $1.9 million and $2.5 million, respectively. SBA loan originations and gains on sale were lower in 2025 due to a combination of factors, including: lower than expected loan sale premiums due, we believe, to first quarter market turmoil; delays in loan closings resulting from the impact of administrative changes to SBA Standard Operating Procedures; and the inability of certain loans to close because of delays by state regulatory agencies in issuing permit approvals to certain borrowers. As we enter the second quarter of 2025, we expect to navigate these factors and to increase the volume of origination and loan sale activity throughout the year. The Bank concluded the first quarter of 2025 with C&I loan originations of approximately $16.8 million. Based on its existing pipeline, the Bank expects C&I lending and deposit activity to grow as the year progresses.

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

Financial Performance Summary

As of or for the three months ended March 31, 2025 and 2024

(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2025	2024
Revenue (1)	$18,361	$16,511
Non-interest expense	15,996	10,804
Provision for credit losses	600	300
Net income	1,521	4,061
Net income per share - diluted	0.20	0.55
Return on average assets	0.27%	0.74%
Return on average stockholders' equity (2)	3.11%	8.70%
Tier 1 leverage ratio	8.95%	8.90%
Common equity tier 1 risk-based capital ratio	13.37%	12.99%
Tier 1 risk-based capital ratio	13.37%	12.99%
Total risk-based capital ratio	14.62%	14.19%
Tangible common equity ratio (non-GAAP) (2)	7.80%	7.43%
Total stockholders' equity/total assets (3)	8.58%	8.21%
(1)	Represents net interest income plus total non-interest income.
(2)	Includes common stock and Series A preferred stock.
(3)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.

At March 31, 2025 the Company, on a consolidated basis, had total assets of $2.3 billion, total deposits of $1.9 billion and total stockholders’ equity of $196.6 million. The Company recorded net income of $1.5 million, or $0.20 per diluted share (including Series A preferred shares) for the three months ended March 31, 2025 compared to net income of $4.1 million, or $0.55 per diluted share (including Series A preferred shares), for the same period in 2024.

The $2.5 million decrease in earnings for the three months ended March 31, 2025, versus the comparable 2024 period resulted from a $5.2 million increase in non-interest expenses, including core system conversion expenses of $3.2 million, an increase in salaries and employee benefits of $1.7 million and a $0.3 million increase in provision for credit losses. These were partially offset by a $1.7 million increase in net interest income, a $0.2 million increase in non-interest income and a $1.1 million decrease in income tax expense.

The Company’s return on average assets and return on average stockholders’ equity were 0.27% and 3.11%, respectively, for the three months ended March 31, 2025, versus 0.74% and 8.70%, respectively, for the comparable 2024 period.

Total non-accrual loans at March 31, 2025 were $11.7 million, or 0.60% of total loans, compared to $16.4 million, or 0.82% of total loans at December 31, 2024 and $14.9 million, or 0.74% of total loans, at March 31, 2024. The allowance for credit losses as a percentage of total non-accrual loans amounted to 196%, 139% and 134% at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

The Company’s operating efficiency ratio was 87.1% for the three months ended March 31, 2025, versus 65.4% in the March 31, 2024 quarter. The increase in the operating efficiency ratio was due to the increase in non-interest expense, which was partially offset by increases in net interest income and non-interest income.

Critical Accounting Policies, Judgments and Estimates - To prepare financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Critical accounting estimates are accounting estimates where (a) the nature of the estimate is material due to levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (b) the impact of the estimate on financial condition or operating performance is material. At March 31, 2025, there have been no material changes to the Company’s critical accounting policies as compared to the critical accounting policies disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2024.

Financial Condition – Total assets of the Company were $2.3 billion at March 31, 2025 and at December 31, 2024. Total securities available for sale at March 31, 2025 were $93.2 million, an increase of $9.4 million from December 31, 2024, primarily driven by growth in collateralized mortgage obligations, collateralized loan obligations and corporate bonds. Total loans at March 31, 2025 and December 31, 2024 were $2.0 billion. Total deposits were $1.9 billion and $2.0 billion at March 31, 2025 and December 31, 2024, respectively. Total borrowings and subordinated debt at March 31, 2025 and December 31, 2024 were $132.5 million, including $107.8 million of outstanding FHLB advances.

At March 31, 2025, the residential loan portfolio amounted to $733.6 million, or 37.4% of total loans. Commercial real estate loans, including multi-family loans and construction and land development loans, totaled $1.1 billion or 53.9% of total loans at March 31, 2025. Commercial and industrial loans totaled $170.4 million or 8.7% of total loans.

Total deposits at March 31, 2025 were $1.9 billion, reflecting a decrease of $17.8 million or 0.9%, compared to $2.0 billion at December 31, 2024. Our loan to deposit ratio was 101% at March 31, 2025 and 102% at December 31, 2024. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 73.2% and 74.5% of total deposits at March 31, 2025 and December 31, 2024, respectively. At those dates, demand deposit balances represented 11.1% and 10.8% of total deposits. The Company’s municipal deposit program is built on long-standing relationships developed in the local marketplace. This core deposit business will continue to provide a stable source of funding for the Company’s lending products at costs lower than both consumer deposits and market-based borrowings. The Company continues to broaden its municipal deposit base and currently services 40 customer relationships. At March 31, 2025, total municipal deposits were $517.1 million, representing 26.7% of total deposits, compared to $509.3 million at December 31, 2024, representing 26.1% of total deposits. The weighted average rate on the municipal deposit portfolio was 3.71% at March 31, 2025. The aggregate amount of the Company’s outstanding uninsured deposits was $210.9 million or 10.9% of total deposits as of March 31, 2025 and $252.0 million or 12.9% of total deposits as of December 31, 2024.

Borrowings at March 31, 2025 and December 31, 2024 were $107.8 million, comprised of outstanding FHLB advances. The Company had no borrowings outstanding under lines of credit with correspondent banks at March 31, 2025 and December 31, 2024.

Commercial Real Estate Statistics

The Company continues to actively manage its Multi-Family and Commercial Real Estate portfolios which resulted in a reduction in the commercial real estate concentration ratio to 369% of capital at March 31, 2025 from 385% at December 31, 2024. The Company will selectively explore Commercial Real Estate opportunities with an emphasis on relationship based Commercial Real Estate lending.

A significant portion of the Bank’s commercial real estate portfolio consists of loans secured by Multi-Family and CRE-Investor owned real estate that are predominantly subject to fixed interest rates for an initial period of 5 years. The Bank’s exposure to Land/Construction loans is minor at $8.0 million, all at floating interest rates. As shown below, 31% of the loan balances in these combined portfolios will either have a rate reset or mature in 2025 and 2026, with another 56% with rate resets or maturing in 2027.

Multi-Family Market Rent Portfolio Fixed Rate Reset/Maturity Schedule					Multi-Family Stabilized Rent Portfolio Fixed Rate Reset/Maturity Schedule
Calendar Period (loan data as of 3/31/25)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate	Calendar Period (loan data as of 3/31/25)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate

2025	10	$16,321	$1,632	4.45%	2025	10	$17,025	$1,703	5.03%
2026	36	117,886	3,275	3.66%	2026	20	42,549	2,127	3.67%
2027	70	174,601	2,494	4.29%	2027	53	123,668	2,333	4.22%
2028	16	21,382	1,336	6.20%	2028	13	10,914	839	7.17%
2029	6	4,929	821	7.70%	2029	4	4,328	1,082	6.38%
2030+	2	171	85	6.00%	2030+	4	1,129	282	6.02%
Fixed Rate	140	335,290	2,395	4.61%	Fixed Rate	104	199,613	1,919	4.39%
Floating Rate	2	749	375	9.50%	Floating Rate	—	—	—	—%
Total	142	$336,039	$2,366	4.26%	Total	104	$199,613	$1,919	4.39%

CRE Investor Portfolio Fixed Rate Reset/Maturity Schedule
Calendar Period (loan data as of 3/31/25)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate

2025	29	$23,092	$796	6.13%
2026	33	41,668	1,263	4.84%
2027	90	162,557	1,806	5.03%
2028	30	31,763	1,059	6.64%
2029	4	2,353	588	7.03%
2030+	13	7,967	613	6.49%
Fixed Rate	199	269,400	1,354	5.35%
Floating Rate	5	19,074	3,815	8.73%
Total CRE-Inv.	204	$288,474	$1,414	5.57%

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

Multi-Family Loan Portfolio - Loans by Rent Type
Rent Type	# Notes	Outstanding Loan Balance	% of Total Multi-Family	Avg Loan Size	LTV	Current DSCR	Avg # of Units
		($000's omitted)		($000's omitted)

Market	142	$336,039	63%	$2,366	61.5%	1.41	11
Location
Manhattan	7	$10,299	2%	$1,471	49.6%	1.88	14
Other NYC	93	$244,552	46%	$2,630	61.2%	1.40	9
Outside NYC	42	$81,188	15%	$1,933	64.2%	1.36	13

Stabilized	104	$199,613	37%	$1,919	62.1%	1.42	12
Location
Manhattan	6	$8,843	2%	$1,474	44.2%	1.58	17
Other NYC	86	$171,852	32%	$1,998	62.8%	1.41	11
Outside NYC	12	$18,918	3%	$1,576	64.1%	1.49	16

Office Property Exposure

The Bank’s exposure to the Office market is minor. Loans secured by office space accounted for 2.23% of the total loan portfolio with a total balance of $43.8 million, of which less than 1% is located in Manhattan. The pool has a 2.32x weighted average DSCR, a 53% weighted average LTV and less than $353,000 of exposure in Manhattan.

Liquidity and Capital Resources – Liquidity management is defined as the ability of the Company and the Bank to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve Bank of New York, FHLB and correspondent banks, which totaled $253.4 million and $246.6 million at March 31, 2025 and December 31, 2024, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit. At March 31, 2025, undrawn liquidity sources, which include cash and unencumbered securities and secured and unsecured funding capacity, totaled $679.0 million or approximately 322% of uninsured deposit balances.

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

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At March 31, 2025, total deposits were $2.0 billion, of which $505.3 million were time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. Insured and collateralized deposits, which include municipal deposits, accounted for approximately 89% of total deposits at March 31, 2025. At March 31, 2025 and December 31, 2024, the Company had $107.8 million in borrowings outstanding.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. Daily, management receives a current cash position update to ensure that all obligations are satisfied. On a weekly basis, appropriate senior management receives a current liquidity position report and a ninety day forecasted cash flow to ensure that all short-term obligations will be met and there is sufficient liquidity available. At March 31, 2025, the Bank had a total borrowing capacity of $698.0 million at the Federal Home Loan Bank of New York, of which $504.3 million was used to collateralize municipal deposits and $107.8 million was utilized for term advances. At March 31, 2025, the Bank had a $239.9 million collateralized line of credit from the Federal Reserve Bank of New York’s discount window with no outstanding borrowings. At March 31, 2025, the Bank had access to approximately $92 million in unsecured lines of credit extended by correspondent banks, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at March 31, 2025.

Our sources of wholesale funding included brokered certificates of deposit, listing service certificates of deposit and insured cash sweep (“ICS”) reciprocal deposits in excess of 20% of total liabilities, which balances totaled approximately $108.3 million, $2.4 million and $20.4 million, or 5.6%, 0.1% and 1.1% of total deposits, respectively, at March 31, 2025. We utilized brokered certificates of deposit and listing service certificates of deposit as alternatives to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our brokered certificates of deposit, we utilized interest rate swap contracts to effectively extend their duration and to fix their cost.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over the short and long terms. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $196.6 million at March 31, 2025 and December 31, 2024. Retained earnings increased by $0.8 million due primarily to net income of $1.5 million for the quarter ended March 31, 2025, which was offset by $0.7 million of dividends declared. The accumulated other comprehensive loss at March 31, 2025 was 0.71% of total equity and was comprised of a $0.9 million after tax net unrealized loss on the investment portfolio and a $0.5 million after tax net unrealized loss on derivatives.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 8.95%, 13.37%, 13.37% and 14.62%, respectively, at March 31, 2025, exceeding all regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above the minimum capital requirements. At March 31, 2025, the Bank’s capital buffer was in excess of requirements.

On October 5, 2023, the Company announced that the Board of Directors approved a stock repurchase program. Under the repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has not made any stock repurchases under the program. The remaining buyback authority under the share repurchase program therefore remained at 366,050 shares as of March 31, 2025.

The Company’s total stockholders’ equity to total assets ratio and tangible common equity to tangible assets ratio (“TCE ratio”) were 8.58% and 7.80%, respectively, at March 31, 2025, versus 8.50% and 7.73%, respectively, at December 31, 2024. The TCE ratio is a non-GAAP ratio. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to this non-GAAP ratio. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total stockholders’ equity and tangible assets to U.S. GAAP total assets at March 31, 2025 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity (3)	$196,643	Total assets	$2,291,527	8.58%	(1)
Less: goodwill	(19,168)	Less: goodwill	(19,168)
Less: core deposit intangible	(236)	Less: core deposit intangible	(236)
Tangible common equity (3)	$177,239	Tangible assets	$2,272,123	7.80%	(2)
(1)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio
(3)	Includes common stock and Series A preferred stock.

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

The Company’s Board of Directors approved the declaration of a $0.10 per share cash dividend on both common and Series A preferred shares payable on May 14, 2025 to stockholders of record on May 7, 2025.

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

Commitments to extend credit are agreements to lend to customers provided there are no violations of material conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2025 and December 31, 2024, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $140.5 million and $130.3 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2025 and December 31, 2024, letters of credit outstanding were approximately $0.2 million and $0.8 million, respectively.

Results of Operations – Comparison of the Three Months Ended March 31, 2025 and 2024 – The Company recorded net income of $1.5 million during the three months ended March 31, 2025, versus net income of $4.1 million in the comparable 2024 quarter. The decrease in earnings for the three months ended March 31, 2025, versus the comparable 2024 quarter resulted from a $5.2 million increase in non-interest expenses, including core system conversion expenses, increases in salaries and employee benefits and a $0.3 million increase in provision for credit losses. These were partially offset by a $1.7 million increase in net interest income, a $0.2 million increase in non-interest income and a $1.1 million decrease in income tax expense.

Net Interest Income and Margin

The $1.7 million increase in net interest income for the three months ended March 31, 2025, versus the comparable 2024 quarter was due to improvement of the Company’s net interest margin to 2.68% in the 2025 quarter from 2.41% in the comparable 2024 quarter. The yield on interest earning assets decreased to 6.01% in the 2025 quarter from 6.03% in the comparable 2024 quarter, a decrease of 2 basis points that was partially offset by a 32 basis point decrease in the cost of interest-bearing liabilities to 4.01% in 2025 from 4.33% in the first quarter of 2024. The increase in the net interest margin was a result of the late 2024 reductions in the Fed Funds effective rate and the liability sensitive nature of the Bank’s balance sheet.

The following table, “Net Interest Income Analysis”, presents for the three months ended March 31, 2025 and 2024, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

NET INTEREST INCOME ANALYSIS

For the Three Months Ended March 31, 2025 and 2024

(dollars in thousands)

	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(1)	Balance	Interest	Yield/Cost(1)
Assets:
Interest-earning assets
Loans(2)	$1,989,796	$29,984	6.11%	$1,984,075	$29,737	6.03%
Investment securities	85,839	1,186	5.60%	94,845	1,457	6.18%
Interest-earning cash	133,458	1,482	4.50%	74,672	1,014	5.46%
FHLB stock and other investments	8,014	185	9.36%	9,243	224	9.75%
Total interest-earning assets	2,217,107	32,837	6.01%	2,162,835	32,432	6.03%
Non interest-earning assets:
Cash and due from banks	9,504			7,945
Other assets	49,695			49,941
Total assets	$2,276,306			$2,220,721

Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$1,217,429	$11,455	3.82%	$1,161,191	$12,933	4.48%
Time deposits	490,979	5,320	4.39%	486,779	4,962	4.10%
Total interest-bearing deposits	1,708,408	16,775	3.98%	1,647,970	17,895	4.37%
Borrowings	108,972	1,107	4.12%	137,788	1,276	3.72%
Subordinated debentures	24,693	326	5.35%	24,639	326	5.32%
Total interest-bearing liabilities	1,842,073	18,208	4.01%	1,810,397	19,497	4.33%
Demand deposits	211,028			194,672
Other liabilities	24,726			27,959
Total liabilities	2,077,827			2,033,028
Stockholders' equity	198,479			187,693
Total liabilities and stockholders' equity	$2,276,306			$2,220,721
Net interest rate spread(3)			2.00%			1.70%
Net interest income/margin(4)		$14,629	2.68%		$12,935	2.41%
(1)	Annualized.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Provision and Allowance for Credit losses on Loans

The Company recorded a $0.6 million provision for credit losses expense on loans for the three months ended March 31, 2025, versus $0.3 million recorded for the comparable period in 2024. The March 31, 2025 allowance for credit losses was $22.9 million versus $22.8 million at December 31, 2024. The allowance for credit losses as a percentage of total loans was 1.17% at March 31, 2025 and 1.15% at December 31, 2024. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Reserve for Unfunded Commitments

The Company maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by borrowers. The amount of the reserve was $0.3 million at March 31, 2025 and December 31, 2024. This reserve is determined based upon the outstanding volume of loan commitments at the end of each period. Any increases or reductions in this reserve are recognized in the provision for credit losses.

Non-interest Income

Non-interest income increased by $0.2 million for the three months ended March 31, 2025 versus the comparable 2024 period. The increase in non-interest income is primarily related to the increases in loan servicing and fee income and other income which were partially offset by a decrease in the net gain on sale of loans held for sale.

Non-Interest Income

For the three months ended March 31, 2025 and 2024

	Three months ended
	March 31,
(in thousands)	2025	2024
Loan servicing and fee income	$1,081	$913
Service charges on deposit accounts	117	96
Net gain on sale of loans held for sale	2,352	2,506
Other income	182	61
Total non-interest income	$3,732	$3,576

Non-interest Expense

Total non-interest expense increased by $5.2 million for the three months ended March 31, 2025 versus the comparable 2024 quarter. The increase in non-interest expense was primarily related to core system conversion expenses as well as increases in salaries and employee benefits. The increase in salaries and employee benefits expense in the first quarter of 2025 versus the comparable 2024 quarter was  primarily related to lower deferred loan origination costs partially offset by lower incentive compensation expense resulting from reduced lending activity.

Non-Interest Expense

For the three months ended March 31, 2025 and 2024

	Three months ended
	March 31,
(in thousands)	2025	2024
Salaries and employee benefits	$7,232	$5,562
Conversion expenses	3,180	—
Occupancy and equipment	1,836	1,770
Data processing	593	518
Professional fees	787	818
Federal deposit insurance premiums	337	318
Other expenses	2,031	1,818
Total non-interest expense	$15,996	$10,804

The Company recorded income tax expense of $0.2 million for an effective tax rate of 13.8% for the three months ended March 31, 2025, versus income tax expense of $1.3 million for an effective tax rate of 24.9% in the comparable 2024 period. The decrease in the effective tax rate was due to the tax impact of the tax benefit from stock options that were exercised and the vesting of restricted stock. We expect a normalized run rate of 25.0% for the remainder of the year.

Asset Quality - Total non-accrual loans at March 31, 2025 were $11.7 million, or 0.60% of total loans, compared to $16.4 million, or 0.82% of total loans at December 31, 2024. The decrease resulted primarily from the sale of non-performing loans totaling $5.0 million, net of a $0.3 million charge-off, during the quarter ended March 31, 2025. The allowance for credit losses as a percentage of total non-accrual loans amounted to 196%, 139% and 134% at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

Total loans having credit risk ratings of Special Mention and Substandard were $43.9 million at March 31, 2025, versus $40.8 million at December 31, 2024. The Company’s Special Mention and Substandard loans were comprised of residential real estate, multi-family, commercial real estate loans, commercial and industrial loans (including SBA facilities) and construction and land development loans at March 31, 2025. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At March 31, 2025, the Company’s allowance for credit losses amounted to $22.9 million or 1.17% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 1.15% at December 31, 2024 and 0.99% at March 31, 2024. The Company recorded net loan charge-offs of $0.5 million during the three months ended March 31, 2025 versus net loan charge-offs of $0.1 million during the three months ended March 31, 2024.

The Company recorded a $0.6 million provision for credit losses expense on loans for the three months ended March 31, 2025, versus $0.3 million recorded for the comparable period in 2024. Additional information regarding the ACL and the associated provisions recognized during the quarters ended March 31, 2025 and 2024 is presented in Note 4 to the unaudited consolidated financial statements. (See also Critical Accounting Policies, Judgments and Estimates contained herein).

ASSET QUALITY

March 31, 2025 versus December 31, 2024 and March 31, 2024

(dollars in thousands)

	As of or for the three months ended
	3/31/2025	12/31/2024	3/31/2024
Non-accrual loans	$11,697	$16,368	$14,878
Non-accrual loans held for sale	—	—	—
Loans greater than 90 days past due and accruing	—	—	3,010
Other real estate owned	—	—	—
Total non-performing assets (1)	$11,697	$16,368	$17,888

Loans held for sale	$16,306	$12,404	$7,641
Loans held for investment	1,960,674	1,985,524	2,005,515

Allowance for credit losses:
Beginning balance	$22,779	$23,406	$19,658
Provision	600	400	300
Charge-offs	(471)	(1,033)	(90)
Recoveries	17	6	5
Ending balance	$22,925	$22,779	$19,873

Allowance for credit losses as a % of total loans (2)	1.17%	1.15%	0.99%

Allowance for credit losses as a % of non-accrual loans (2)	196%	139%	134%

Non-accrual loans as a % of total loans (2)	0.60%	0.82%	0.74%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	0.59%	0.82%	0.89%

Non-performing assets as a % of total assets	0.51%	0.71%	0.78%

Non-performing assets to total loans held for sale and investment	0.59%	0.82%	0.89%
(1)	Non-performing assets defined as non-accrual loans, non-accrual loans held for sale, loans greater than 90 days past due and accruing and other real estate owned.
(2)	Excludes loans held for sale.

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

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at March 31, 2025 (dollars in thousands). The results are within the Company’s policy limits.

At March 31, 2025
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII(1)

(basis points)	EVE	Amount	%	(basis points)	NII(1)	Amount	%
+200	$164,290	$(30,958)	(15.9)	+200	$53,593	$(6,155)	(10.3)
+100	179,706	(15,542)	(8.0)	+100	56,765	(2,983)	(5.0)
0	195,248			0	59,748
-100	209,528	14,280	7.3	-100	63,003	3,255	5.4
-200	236,308	41,060	21.0	-200	65,974	6,226	10.4
-300	258,482	63,234	32.4	-300	68,571	8,823	14.8
(1)	Assumes 12 month time horizon.

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

ITEM 4. – CONTROLS AND PROCEDURES

Disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule l3a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission.

Changes in internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings, which if determined adversely to the Company could have a materially adverse impact on its results of operations and financial condition.

ITEM 1A. – RISK FACTORS

There have been no material changes to the risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) Issuer Purchases of Equity Securities

On October 5, 2023, the Company announced that the Board of Directors approved a stock repurchase program. Under the repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has not made any stock repurchases under the program. The remaining buyback authority under the share repurchase program therefore remained at 366,050 shares as of March 31, 2025.

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

HANOVER BANCORP, INC.

Dated: May 9, 2025	/s/ Michael P. Puorro
Michael P. Puorro
Chairman & Chief Executive Officer
(principal executive officer)

Dated: May 9, 2025	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)