Form 10-Q
period 2025-06-30
Hanover Bancorp, Inc. /NY
filed 2025-08-08
CIK 1828588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 001-41384

HANOVER BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	81-3324480
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	7,215,194 Shares
(Title of Class)	(Outstanding as of July 31, 2025)

HANOVER BANCORP, INC.

Form 10-Q

PART I

ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Cash and non-interest-bearing deposits due from banks	$12,339	$12,768
Interest-bearing deposits due from banks	152,196	150,089
Total cash and cash equivalents	164,535	162,857
Securities held to maturity, fair value of $3,498 at June 30, 2025 and $3,609 at December 31, 2024 (net of allowance for credit losses of $0 at June 30, 2025 and December 31, 2024)	3,594	3,758
Securities available for sale, at fair value (net of allowance for credit losses of $0 at June 30, 2025 and December 31, 2024)	102,636	83,755
Loans held for sale	10,593	12,404
Loans	1,966,452	1,985,524
Allowance for credit losses	(21,571)	(22,779)
Loans, net	1,944,881	1,962,745
Premises and equipment, net	14,388	15,337
Operating lease assets	10,890	8,337
Accrued interest receivable	11,665	11,849
Prepaid post retirement plan	3,312	3,377
Stock in Federal Home Loan Bank ("FHLB"), at cost	7,869	7,885
Goodwill	19,168	19,168
Other intangible assets	222	250
Loan servicing rights	6,449	6,016
Deferred income taxes	1,524	1,569
Other assets	10,250	12,803
TOTAL ASSETS	$2,311,976	$2,312,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$243,664	$211,656
Savings, NOW and money market	1,195,992	1,244,857
Time	511,625	497,770
Total deposits	1,951,281	1,954,283
Borrowings	107,805	107,805
Subordinated debentures ($25,000 face amount less unamortized debt issuance costs of $284 and $311 at June 30, 2025 and December 31, 2024, respectively)	24,716	24,689
Operating lease liabilities	11,565	9,025
Accrued interest payable	1,473	1,532
Other liabilities	16,251	18,138
TOTAL LIABILITIES	2,113,091	2,115,472
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, Series A (par value $0.01; 15,000,000 shares authorized; issued and outstanding 275,000 at June 30, 2025 and December 31, 2024, respectively)	5,041	5,041
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 7,224,243 and 7,152,127 at June 30, 2025 and December 31, 2024, respectively)	72	72
Surplus	124,624	124,937
Retained earnings	70,375	67,922
Accumulated other comprehensive loss, net of tax	(1,227)	(1,334)
TOTAL STOCKHOLDERS' EQUITY	198,885	196,638
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,311,976	$2,312,110

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INTEREST INCOME
Loans	$29,785	$31,124	$59,769	$60,861
Taxable securities	1,433	1,534	2,619	2,991
Other interest income	831	762	2,498	2,000
Total interest income	32,049	33,420	64,886	65,852
INTEREST EXPENSE
Savings, NOW and money market deposits	10,649	12,667	22,104	25,600
Time deposits	5,058	4,910	10,378	9,872
Borrowings	1,547	2,596	2,980	4,198
Total interest expense	17,254	20,173	35,462	39,670
Net interest income	14,795	13,247	29,424	26,182
Provision for credit losses	2,357	4,040	2,957	4,340
Net interest income after provision for credit losses	12,438	9,207	26,467	21,842
NON-INTEREST INCOME
Loan servicing and fee income	1,083	836	2,164	1,749
Service charges on deposit accounts	162	114	279	210
Gain on sale of loans held-for-sale	2,298	2,586	4,650	5,092
Gain on sale of securities available-for-sale	—	4	—	4
Other income	18	82	200	143
Total non-interest income	3,561	3,622	7,293	7,198
NON-INTEREST EXPENSE
Salaries and employee benefits	7,003	6,499	14,235	12,061
Conversion expenses	—	—	3,180	—
Occupancy and equipment	1,910	1,843	3,746	3,613
Data processing	508	495	1,101	1,013
Professional fees	878	717	1,665	1,535
Federal deposit insurance premiums	365	365	702	683
Other expenses	1,952	1,751	3,983	3,569
Total non-interest expense	12,616	11,670	28,612	22,474
Income before income tax expense	3,383	1,159	5,148	6,566
Income tax expense	940	315	1,184	1,661
NET INCOME	$2,443	$844	$3,964	$4,905
Earnings per share:
BASIC	$0.33	$0.11	$0.53	$0.67
DILUTED	$0.33	$0.11	$0.53	$0.66

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$2,443	$844	$3,964	$4,905
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Change in unrealized gain (loss) on securities available for sale arising during the period, net of tax of $58, ($56), $107 and $20, respectively	201	(201)	377	70
Reclassification adjustment for gains realized in net income, net of tax of $0, $1, $0 and $1, respectively	—	(3)	—	(3)
Net change in unrealized gains (losses) on securities available for sale	201	(204)	377	67
Unrealized (losses) gains on cash flow hedges:
Change in unrealized (loss) gain on cash flow hedges arising during the period, net of tax of ($9), $46, ($77) and $291, respectively	(32)	170	(270)	1,056
Total other comprehensive income (loss), net of tax	169	(34)	107	1,123
Total comprehensive income, net of tax	$2,612	$810	$4,071	$6,028

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three and Six Months Ended June 30, 2025
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net	Equity
Balance at January 1, 2025	7,152,127	$5,041	$72	$124,937	$67,922	$(1,334)	$196,638
Net income	—	—	—	—	1,521	—	1,521
Other comprehensive loss, net of tax	—	—	—	—	—	(62)	(62)
Cash dividends declared ($0.10 per share)	—	—	—	—	(759)	—	(759)
Stock-based compensation	—	—	—	494	—	—	494
Stock awards granted, net of forfeitures	49,750	—	—	—	—	—	—
Shares issued for performance stock units	27,848	—	—	—	—	—	—
Shares received related to tax withholding	(15,326)	—	—	(721)	—	—	(721)
Exercise of stock options, net	14,332	—	—	(468)	—	—	(468)
Balance at March 31, 2025	7,228,731	$5,041	$72	$124,242	$68,684	$(1,396)	$196,643

Net income	—	—	—	—	2,443	—	2,443
Other comprehensive income, net of tax	—	—	—	—	—	169	169
Cash dividends declared ($0.10 per share)	—	—	—	—	(752)	—	(752)
Stock-based compensation	—	—	—	392	—	—	392
Stock awards granted, net of forfeitures	(4,060)	—	—	—	—	—	—
Shares received related to tax withholding	(428)	—	—	(10)	—	—	(10)
Balance at June 30, 2025	7,224,243	$5,041	$72	$124,624	$70,375	$(1,227)	$198,885

	For the Three and Six Months Ended June 30, 2024
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net	Equity
Balance at January 1, 2024	7,195,012	$2,963	$72	$125,694	$58,551	$(2,450)	$184,830
Net income	—	—	—	—	4,061	—	4,061
Other comprehensive income, net of tax	—	—	—	—	—	1,157	1,157
Cash dividends declared ($0.10 per share)	—	—	—	—	(741)	—	(741)
Stock-based compensation	—	—	—	381	—	—	381
Stock awards granted, net of forfeitures	52,491	—	—	—	—	—	—
Shares received related to tax withholding	(8,292)	—	—	(145)	—	—	(145)
Exercise of stock options, net	3,201	—	—	—	—	—	—
Balance at March 31, 2024	7,242,412	$2,963	$72	$125,930	$61,871	$(1,293)	$189,543

Net income	—	—	—	—	844	—	844
Other comprehensive loss, net of tax	—	—	—	—	—	(34)	(34)
Cash dividends declared ($0.10 per share)	—	—	—	—	(744)	—	(744)
Stock-based compensation	—	—	—	401	—	—	401
Stock awards granted, net of forfeitures	3,147	—	—	—	—	—	—
Shares received related to tax withholding	(453)	—	—	(8)	—	—	(8)
Preferred stock issued in exchange for common stock	(125,000)	2,078	(1)	(2,077)			—
Exercise of stock options, net	7,057			70			70

Balance at June 30, 2024	7,127,163	$5,041	$71	$124,316	$61,971	$(1,327)	$190,072

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$3,964	$4,905
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,957	4,340
Depreciation and amortization	974	1,097
Amortization of right-of-use assets	1,053	544
Net gain on sale of securities available-for-sale	—	(4)
Stock-based compensation	886	782
Net gain on sale of loans	(4,650)	(5,092)
Net amortization of premiums, discounts and loan fees and costs	913	637
Amortization of intangible assets	28	32
Amortization of debt issuance costs	27	27
Loan servicing rights valuation adjustments	518	281
Payments on operating leases	(1,066)	(548)
Origination of loans held for sale	(45,816)	(4,692)
Proceeds from loans held for sale	42,597	3,005
Decrease (increase) in accrued interest receivable	184	(563)
Decrease (increase) in other assets	1,628	(3,043)
Decrease in accrued interest payable	(59)	(83)
Decrease in other liabilities	(2,086)	(1,132)
Net cash provided by operating activities	2,052	493
Cash flows from investing activities:
Purchases of securities available-for-sale	(98,156)	(398,256)
Repayments (purchases) of restricted securities, net	16	(954)
Proceeds from sales of securities available-for-sale	—	868
Principal repayments of securities held to maturity	163	137
Maturities, prepayments and calls of securities available-for-sale	79,926	360,023
Proceeds from loans held for sale previously classified as portfolio loans	60,344	63,167
Net increase in loans	(36,652)	(115,734)
Purchases of premises and equipment	(318)	(1,752)
Net cash provided by (used in) investing activities	5,323	(92,501)
Cash flows from financing activities:
Net (decrease) increase in deposits	(2,999)	37,476
Repayments of term FHLB advances	—	(5,000)
Proceeds from Federal Reserve Bank borrowings	—	20,000
Repayments of Federal Reserve Bank borrowings	—	(20,000)
Proceeds of other short-term borrowings, net	—	25,000
Payments related to tax withholding for equity awards	(731)	(153)
Cash dividends paid	(1,499)	(1,477)
Proceeds from exercise of stock options, net	(468)	70
Net cash (used in) provided by financing activities	(5,697)	55,916
Increase (decrease) in cash and cash equivalents	1,678	(36,092)
Cash and cash equivalents, beginning of period	162,857	177,207
Cash and cash equivalents, end of period	$164,535	$141,115
Supplemental cash flow information:
Interest paid	$35,521	$39,753
Income taxes paid	1,161	2,604
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$50,664	$59,099
Preferred stock issued in exchange for common stock	—	2,078
Lease liabilities arising from obtaining right-of-use assets	3,606	—

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Hanover Bancorp, Inc., a Maryland corporation (the “Company”), is the holding company for Hanover Community Bank (the “Bank”). On June 25, 2025, the Company consummated the transactions contemplated by that certain Agreement and Plan of Merger by and between the Company and Hanover Bancorp, Inc., a New York corporation (“Legacy Hanover”), with the Company as the surviving entity. The Company was created at the direction of the Board of Directors of Legacy Hanover in order to facilitate the foregoing transactions so as to change its state of incorporation from New York to Maryland (the “Reincorporation”). Such change was approved by the Company’s shareholders at the annual shareholder meeting held on March 5, 2024, by the Federal Reserve Bank of New York on July 5, 2024, and the New York State Department of Financial Services on November 20, 2024. Accordingly, the Company is incorporated in the State of Maryland.

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

Basis of Presentation

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of June 30, 2025, its consolidated statements of income for the three and six months ended June 30, 2025 and 2024, its consolidated statements of comprehensive income for the three and six months ended June 30, 2025 and 2024, its consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024 and its consolidated statements of cash flows for the six months ended June 30, 2025 and 2024. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had an immaterial effect on the Company’s consolidated financial statements and had no effect on prior period net income or stockholders’ equity.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results for any other interim period or of the results for the full fiscal year 2025. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the Company’s significant accounting policies since December 31, 2024.

All material intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

The Company completed its core data processing system conversion to FIS Horizon in February 2025. In connection with the conversion, the Company incurred non-recurring expenses of approximately $3.2 million, which was comprised of $2.2 million in consulting and audit fees, $0.7 million in deconversion fees to previous provider, and $0.3 million in training and other related charges.

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

The Company’s basic and diluted EPS calculations for the three and six months ended June 30, 2025 and 2024 are as follows. There were no stock options that were antidilutive for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024

Net income available to common stockholders	$2,443	$844	$3,964	$4,905
Less: Dividends paid and earnings allocated to participating securities	(64)	(21)	(111)	(155)
Income attributable to common stock	$2,379	$823	$3,853	$4,750
Weighted average common shares outstanding, including participating securities	7,500,871	7,399,816	7,482,307	7,388,021
Less: Weighted average participating securities	(213,634)	(244,434)	(226,709)	(251,100)
Weighted average common shares outstanding	7,287,237	7,155,382	7,255,598	7,136,921
Basic EPS	$0.33	$0.11	$0.53	$0.67

Income attributable to common stock	$2,379	$823	$3,853	$4,750
Weighted average common shares outstanding	7,287,237	7,155,382	7,255,598	7,136,921
Weighted average common equivalent shares outstanding	5,713	49,294	5,919	50,213
Weighted average common and equivalent shares outstanding	7,292,950	7,204,676	7,261,517	7,187,134
Diluted EPS	$0.33	$0.11	$0.53	$0.66

3. SECURITIES

The following tables summarize the amortized cost, fair value and allowance for credit losses of securities available for sale and securities held to maturity at June 30, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

	June 30, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$13,995	$19	$(211)	$—	$13,803
U.S. GSE residential collateralized mortgage obligations	13,991	28	(3)	—	14,016
U.S. GSE commercial mortgage-backed securities	3,965	23	—	—	3,988
Collateralized loan obligations	42,263	141	(47)	—	42,357
Corporate bonds	29,267	133	(928)	—	28,472
Total available for sale securities	$103,481	$344	$(1,189)	$—	$102,636

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,128	$—	$(54)	$1,074	$—
U.S. GSE commercial mortgage-backed securities	2,466	—	(42)	2,424	—
Total held to maturity securities	$3,594	$—	$(96)	$3,498	$—

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. Treasury securities	$19,995	$5	$—	$—	$20,000
U.S. GSE residential mortgage-backed securities	11,016	—	(371)	—	10,645
U.S. GSE commercial mortgage-backed securities	1,520	—	(17)	—	1,503
Collateralized loan obligations	32,271	206	—	—	32,477
Corporate bonds	20,282	65	(1,217)	—	19,130
Total available for sale securities	$85,084	$276	$(1,605)	$—	$83,755

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,259	$—	$(81)	$1,178	$—
U.S. GSE commercial mortgage-backed securities	2,499	—	(68)	2,431	—
Total held to maturity securities	$3,758	$—	$(149)	$3,609	$—

The amortized cost and fair value of investment securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single date are shown separately.

	June 30, 2025
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Due after one year through five years	$2,958	$2,981
Five to ten years	49,864	49,167
Beyond ten years	18,708	18,681
U.S. GSE residential mortgage-backed securities	13,995	13,803
U.S. GSE residential collateralized mortgage obligations	13,991	14,016
U.S. GSE commercial mortgage-backed securities	3,965	3,988
Total securities available for sale	103,481	102,636
Securities held to maturity:
U.S. GSE residential mortgage-backed securities	1,128	1,074
U.S. GSE commercial mortgage-backed securities	2,466	2,424
Total securities held to maturity	3,594	3,498
Total investment securities	$107,075	$106,134

At June 30, 2025 and December 31, 2024, investment securities with a carrying amount of $40.1 million and $28.9 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities during the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, proceeds from sales of securities available for sale totaled $0.9 million, with an associated gross realized gain of $4 thousand.

There were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity other than U.S. government and its agencies at June 30, 2025 and December 31, 2024.

The following tables summarize securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$8,730	$(90)	$1,100	$(121)	8	$9,830	$(211)
U.S. GSE residential collateralized mortgage obligations	—	—	21	(3)	1	21	(3)
Collateralized loan obligations	14,678	(47)	—	—	3	14,678	(47)
Corporate bonds	3,452	(20)	10,592	(908)	9	14,044	(928)
Total available-for-sale	$26,860	$(157)	$11,713	$(1,032)	21	$38,573	$(1,189)

	December 31, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$9,523	$(227)	$1,122	$(144)	12	$10,645	$(371)
U.S. GSE commercial mortgage-backed securities	1,503	(17)	—	—	1	1,503	(17)
Corporate bonds	2,823	(56)	10,338	(1,161)	9	13,161	(1,217)
Total available-for-sale	$13,849	$(300)	$11,460	$(1,305)	22	$25,309	$(1,605)

Assessment of Available for Sale Debt Securities for Credit Risk

Management assesses the decline in fair value of investment securities periodically. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. The following is a discussion of the credit quality characteristics of portfolio segments carrying unrealized losses at June 30, 2025 and December  31, 2024.

Obligations of U.S. Government agencies and sponsored entities

The mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these mortgage-backed securities and collateralized mortgage obligations and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company considers these securities to carry zero loss estimates and no allowance for credit losses was recorded at June 30, 2025 and December 31, 2024.

Corporate bonds

The Company’s corporate bond portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of each individual investment. Management reviewed the collectibility of these investments, taking into account such factors as the financial condition of the issuers, reported regulatory capital ratios, and credit ratings, when available, and other factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its corporate bond portfolio as of June 30, 2025 and December 31, 2024.

Collateralized loan obligations (“CLO”)

The Company’s CLO portfolio is comprised of an actively managed portfolio of senior secured Class A Notes. Management considers the credit quality of each individual investment. Management reviewed the collectibility of these investments, taking into account such factors as the financial condition of the issuers and credit ratings, when available and other factors. All CLO securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its CLO portfolio as of June 30, 2025.

4. LOANS

The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented.

(in thousands)	June 30, 2025	December 31, 2024
Residential real estate	$738,779	$729,254
Multi-family	539,573	550,570
Commercial real estate	530,567	546,257
Commercial and industrial	148,907	145,457
Construction and land development	8,208	13,483
Consumer	418	503
Total loans	1,966,452	1,985,524
Allowance for credit losses	(21,571)	(22,779)
Total loans, net	$1,944,881	$1,962,745

At June 30, 2025 and December 31, 2024, the Company was servicing approximately $373.6 million and $338.8 million, respectively, of loans for others. The Company had $5.0 million and $11.0 million of SBA loans held for sale at June 30, 2025 and December 31, 2024, respectively. The Company had $5.6 million and $1.4 million of residential real estate loans held for sale at June 30, 2025 and December 31, 2024, respectively.

For the three months ended June 30, 2025 and 2024, the Company sold loans totaling approximately $46.0 million and $35.3 million, respectively, recognizing net gains of $2.3 million and $2.6 million, respectively. For the six months ended June 30, 2025 and 2024, the Company sold loans totaling approximately $92.7 million and $62.0 million, respectively, recognizing net gains of $4.7 million and $5.1 million, respectively.

The following tables summarize the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$6,551	$4,999	$5,379	$5,860	$113	$23	$22,925
Charge-offs	—	—	—	(3,534)	—	—	(3,534)
Recoveries	—	—	—	10	—	—	10
Provision for credit losses (1)	141	(1,081)	23	3,050	38	(1)	2,170
Ending balance	$6,692	$3,918	$5,402	$5,386	$151	$22	$21,571
(1)	Additional provision related to off-balance sheet exposure was a debit of $187 thousand for the three months ended June 30, 2025.

	Three Months Ended June 30, 2024
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$5,277	$4,217	$8,579	$1,643	$97	$60	$19,873
Charge-offs	—	—	—	(86)	—	—	(86)
Recoveries	—	—	—	7	—	—	7
Provision for credit losses (1)	719	49	463	2,613	1	5	3,850
Ending balance	$5,996	$4,266	$9,042	$4,177	$98	$65	$23,644
(1)	Additional provision related to off-balance sheet exposure was a debit of $190 thousand, including a reclassification of $140 thousand from other expenses, for the three months ended June 30, 2024.

	Six Months Ended June 30, 2025
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$6,236	$5,284	$5,605	$5,447	$180	$27	$22,779
Charge-offs	—	(33)	(305)	(3,667)	—	—	(4,005)
Recoveries	—	—	—	27	—	—	27
Provision for credit losses (1)	456	(1,333)	102	3,579	(29)	(5)	2,770
Ending balance	$6,692	$3,918	$5,402	$5,386	$151	$22	$21,571
(1)	Additional provision related to off-balance sheet exposure was a debit of $187 thousand for the six months ended June 30, 2025.

	Six Months Ended June 30, 2024
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$5,001	$4,671	$8,390	$1,419	$122	$55	$19,658
Charge-offs	—	—	(30)	(146)	—	—	(176)
Recoveries	—	—	—	12	—	—	12
Provision for credit losses (1)	995	(405)	682	2,892	(24)	10	4,150
Ending balance	$5,996	$4,266	$9,042	$4,177	$98	$65	$23,644
(1)	Additional provision related to off-balance sheet exposure was a debit of $190 thousand for the six months ended June 30, 2024.

Allowance for Credit Losses on Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which is recorded in other liabilities. The provision for credit losses on unfunded commitments is recorded within the provision for credit losses on the Company’s income statement. The following table presents the allowance for credit losses for unfunded commitments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$314	$264	$314	$124
Provision for credit losses	187	50	187	190
Balance at end of period	$501	$314	$501	$314

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$4,407	$4,407	$—
Multi-family	—	—	—
Commercial real estate	2,576	3,457	4,677
Commercial and industrial	2,368	4,787	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$9,351	$12,651	$4,677

	December 31, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$5,497	$5,497	$—
Multi-family	864	864	—
Commercial real estate	5,300	5,325	—
Commercial and industrial	1,567	4,682	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$13,228	$16,368	$—

The Company recognized $212 thousand and $60 thousand of interest income on nonaccrual loans during the six months ended June 30, 2025 and 2024, respectively.

Individually Analyzed Loans

The Company analyzes loans on an individual basis when management determined that the loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its designed pool of loans, under the Company’s CECL methodology. Loans individually analyzed include certain nonaccrual loans.

As of June 30, 2025, the amortized cost basis of individually analyzed loans amounted to $11.7 million, of which $11.0 million were considered collateral dependent. For collateral dependent loans where foreclosure is probable or the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral adjusted for sales costs and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following tables present the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of June 30, 2025 and December 31, 2024.

	June 30, 2025
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$4,215	$—
Commercial real estate (2)	3,262	281
Commercial and industrial (1) (2) (3)	3,488	1,522
Total	$10,965	$1,803
(1)	Secured by residential real estate
(2)	Secured by commercial real estate
(3)	Secured by business assets

	December 31, 2024
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$5,783	$—
Multi-family (2)	864	—
Commercial real estate (2)	5,235	—
Commercial and industrial (1) (2) (3)	3,753	2,500
Total	$15,635	$2,500
(1)	Secured by residential real estate
(2)	Secured by commercial real estate
(3)	Secured by business assets

The following tables present the aging of the amortized cost basis in past due loans as of June 30, 2025 and December 31, 2024 by class of loans:

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
June 30, 2025	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$9,150	$3,065	$4,407	$16,622	$722,157	$738,779
Multi-family	—	—	—	—	539,573	539,573
Commercial real estate	4,775	1,762	8,134	14,671	515,896	530,567
Commercial and industrial	761	1,147	4,412	6,320	142,587	148,907
Construction and land development	—	—	—	—	8,208	8,208
Consumer	—	—	—	—	418	418
Total	$14,686	$5,974	$16,953	$37,613	$1,928,839	$1,966,452

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2024	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$5,215	$3,362	$4,229	$12,806	$716,448	$729,254
Multi-family	1,442	—	—	1,442	549,128	550,570
Commercial real estate	1,347	—	5,325	6,672	539,585	546,257
Commercial and industrial	2,533	661	4,305	7,499	137,958	145,457
Construction and land development	—	—	—	—	13,483	13,483
Consumer	—	—	—	—	503	503
Total	$10,537	$4,023	$13,859	$28,419	$1,957,105	$1,985,524

The Company may occasionally make modifications to loans where the borrower is considered to be in financial distress. Types of modifications include principal reductions, significant payment delays, term extensions, interest rate reductions or a combination thereof. The amount of principal reduction is charged-off against the allowance for credit losses. The Company did not have any loans that were both experiencing difficulties and modified during the three and six months ended June 30, 2024.

The following table presents the amortized cost basis of loans at June 30, 2025 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

% of
Total
(in thousands)				Interest		Class of
	Principal	Payment	Term	Rate		Financing
June 30, 2025	Reduction	Delay	Extension	Reduction	Combination	Receivable
Commercial and industrial	$—	$—	$255	$—	$—	0.17%

The Company had no commitment to lend additional funds to borrowers for which modifications described above were made during the three and six months ended June 30, 2025 and the year ended December 31, 2024.

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total
June 30, 2025	Past Due	Past Due	Past Due	Past Due
Commercial and industrial	$255	$—	$—	$255

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2025:

Weighted
		Weighted	Average
(in thousands)		Average	Term
	Principal	Interest Rate	Extension
June 30, 2025	Reduction	Reduction	(in months)
Commercial and industrial	$—	—%	36

Upon the Company’s determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. During the three and six months ended June 30, 2025, no loans that were modified in the last 12 months to borrowers experiencing financial difficulty had a payment default.

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

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at June 30, 2025 and gross charge-offs for the six months ended June 30, 2025:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$79,969	$174,202	$194,813	$92,843	$32,798	$129,737	$23,361	$—	$727,723
Special Mention	—	—	524	1,414	2,402	1,656	—	—	5,996
Substandard	—	401	1,298	—	—	2,708	—	—	4,407
Total Residential real estate	79,969	174,603	196,635	94,257	35,200	134,101	23,361	—	738,126
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	13,947	1,493	159,803	238,814	68,136	56,936	—	—	539,129
Special Mention	—	—	—	—	—	444	—	—	444
Substandard	—	—	—	—	—	—	—	—	—
Total Multi-family	13,947	1,493	159,803	238,814	68,136	57,380	—	—	539,573
Current period gross charge-offs	—	—	—	—	—	33	—	—	33

Commercial real estate
Pass	58,284	72,242	114,315	127,355	32,286	105,632	—	—	510,114
Special Mention	—	—	1,641	7,902	—	1,291	—	—	10,834
Substandard	—	5,533	—	—	24	4,062	—	—	9,619
Total Commercial real estate	58,284	77,775	115,956	135,257	32,310	110,985	—	—	530,567
Current period gross charge-offs	—	—	—	—	305	—	—	—	305

Commercial and industrial
Pass	46,252	50,688	29,956	5,971	4,435	3,313	—	—	140,615
Special Mention	88	479	—	994	991	370	—	—	2,922
Substandard	623	2,339	86	237	961	1,124	—	—	5,370
Total Commercial and industrial	46,963	53,506	30,042	7,202	6,387	4,807	—	—	148,907
Current period gross charge-offs	—	1,098	69	2,500	—	—	—	—	3,667

Construction and land development
Pass	—	1,439	—	2,975	—	—	—	—	4,414
Special Mention	—	—	—	3,794	—	—	—	—	3,794
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	—	1,439	—	6,769	—	—	—	—	8,208
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	45	168	198	7	—	—	—	—	418
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	45	168	198	7	—	—	—	—	418
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Loans	$199,208	$308,984	$502,634	$482,306	$142,033	$307,273	$23,361	$—	$1,965,799

Gross charge-offs	$—	$1,098	$69	$2,500	$305	$33	$—	$—	$4,005
(1)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $653,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at June 30, 2025. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See “Note 10 – Derivates” for more information on the fair value hedge.

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at December 31, 2024:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$81,599	$180,498	$193,204	$58,694	$33,539	$143,580	$—	$25,004	$716,118
Special Mention	407	877	585	1,199	2,110	768	—	—	5,946
Substandard	—	514	679	589	—	3,467	—	1,418	6,667
Total Residential real estate	82,006	181,889	194,468	60,482	35,649	147,815	—	26,422	728,731

Multi-family
Pass	2,814	3,393	292,430	159,094	35,368	56,158	—	—	549,257
Special Mention	—	—	—	—	—	450	—	—	450
Substandard	—	—	—	863	—	—	—	—	863
Total Multi-family	2,814	3,393	292,430	159,957	35,368	56,608	—	—	550,570

Commercial real estate
Pass	69,436	83,159	173,301	78,044	21,870	104,957	—	—	530,767
Special Mention	—	911	1,709	3,866	399	1,298	—	—	8,183
Substandard	—	—	—	2,790	483	4,034	—	—	7,307
Total Commercial real estate	69,436	84,070	175,010	84,700	22,752	110,289	—	—	546,257

Commercial and industrial
Pass	49,979	69,149	8,834	6,022	1,375	2,496	—	—	137,855
Special Mention	236	251	—	544	805	416	—	—	2,252
Substandard	42	815	2,500	1,261	249	483	—	—	5,350
Total Commercial and industrial	50,257	70,215	11,334	7,827	2,429	3,395	—	—	145,457

Construction and land development
Pass	921	3,288	—	5,473	—	—	—	—	9,682
Special Mention	—	—	—	3,801	—	—	—	—	3,801
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	921	3,288	—	9,274	—	—	—	—	13,483

Consumer
Pass	138	292	73	—	—	—	—	—	503
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	138	292	73	—	—	—	—	—	503

Total Loans	$205,572	$343,147	$673,315	$322,240	$96,198	$318,107	$—	$26,422	$1,985,001
(1)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $523,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See “Note 10 – Derivates” for more information on the fair value hedge.

5. EQUITY COMPENSATION PLANS

The Company’s 2021 and 2018 Equity Compensation Plans (the “2021 Plan” and the “2018 Plan,” respectively) provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 156,412 shares remain available for issuance at June 30, 2025. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 5,101 shares remain available for issuance at June 30, 2025.

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

There were 42,000 stock options exercised resulting in the net issuance (after netting the value of the exercise price and/or certain tax liabilities) of 14,332 shares of common stock during the six months ended June 30, 2025. There were 15,196 stock options exercised resulting in the net issuance of 10,258 shares of common stock during the six months ended June 30, 2024.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, January 1, 2025	58,000	$8.11	$835	0.82 years
Granted	—	—
Exercised	(42,000)	6.25
Forfeited	—	—
Outstanding, June 30, 2025 (1)	16,000	$13.00	$139	1.17 years
(1)	All outstanding options are fully vested and exercisable.

The following table presents information related to the stock option plan for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Intrinsic value of options exercised	$847	$84
Cash received from option exercises	—	70
Tax benefit from option exercises	296	29

There was no compensation expense attributable to stock options for the three and six months ended June 30, 2025 and 2024.

Restricted Stock Awards

During the six months ended June 30, 2025 and 2024, restricted stock awards of 51,250 shares and 58,161 shares, respectively, were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2025	236,203	$18.95
Granted	51,250	26.19
Vested	(70,840)	19.28
Forfeited	(5,560)	20.89
Unvested, June 30, 2025	211,053	$20.55

Compensation expense attributable to restricted stock awards was $325 thousand and $345 thousand for the three months ended June 30, 2025 and 2024, respectively. Compensation expense attributable to restricted stock awards was $674 thousand and $670 thousand for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, there was $3.6 million and $3.1 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 3.29 years and 3.00 years, respectively. The total fair value of shares vested during the six months ended June 30, 2025 and 2024 was $1.8 million and $1.1 million, respectively.

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

The following table summarizes the unvested performance-based RSU activity for the six months ended June 30, 2025:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2025	38,271	$19.73
Granted	22,345	26.30
Incremental performance shares vested	9,086	19.73
Vested	(42,484)	19.73
Forfeited	(4,873)	19.73
Unvested, June 30, 2025	22,345	$26.30

During the six months ended June 30, 2025, the Company granted 22,345 RSUs. These performance-based RSUs cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2027.

Compensation expense attributable to RSUs was $67 thousand and $56 thousand, respectively, for the three months ended June 30, 2025 and 2024. Compensation expense attributable to RSUs was $212 thousand and $112 thousand, respectively, for the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, there was $509 thousand and $31 thousand of total unrecognized compensation cost related to non-vested RSUs.

6. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The effects of accumulated other comprehensive income or loss is not included in computing regulatory capital. Management believes as of June 30, 2025, the Bank meets all capital adequacy requirements to which it is subject.

In addition to the minimum capital requirements discussed above, the Bank is also required to maintain a capital buffer above the requirements set forth in the capital adequacy regulations. Failure to maintain the required buffer could impair the Bank’s ability to pay dividends to the Company and to pay certain compensation to its executives.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s actual and required capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total capital to risk-weighted assets	$222,619	14.41%	$123,618	8.00%	$162,249	10.50%	$154,523	10.00%
Tier 1 capital to risk-weighted assets	203,282	13.16%	92,714	6.00%	131,344	8.50%	123,618	8.00%
Common equity tier 1 capital to risk-weighted assets	203,282	13.16%	69,535	4.50%	108,166	7.00%	100,440	6.50%
Tier 1 capital to average total assets	203,282	9.29%	87,509	4.00%	N/A	N/A	109,386	5.00%

December 31, 2024
Total capital to risk-weighted assets	$220,696	14.58%	$121,127	8.00%	$158,979	10.50%	$151,408	10.00%
Tier 1 capital to risk-weighted assets	201,744	13.32%	90,845	6.00%	128,697	8.50%	121,127	8.00%
Common equity tier 1 capital to risk-weighted assets	201,744	13.32%	68,134	4.50%	105,986	7.00%	98,416	6.50%
Tier 1 capital to average total assets	201,744	9.13%	88,382	4.00%	N/A	N/A	110,478	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend and debt service payments is dividends received from the Bank. During the six months ended June 30, 2025 the Bank paid $2.9 million in cash dividends to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of June 30, 2025, the Bank had $22.2 million of retained net income available for dividends to the Company, without obtaining regulatory approval, provided that the Bank satisfies the regulatory capital requirements, including the capital conservation buffer, disclosed above.

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

Assets Measured at Fair Value on a Recurring Basis

The following presents fair value measurements on a recurring basis at June 30, 2025 and December 31, 2024:

	June 30, 2025
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$13,803	$—	$13,803	$—
U.S. GSE residential collateralized mortgage obligations	14,016	—	14,016	—
U.S. GSE commercial mortgage-backed securities	3,988	—	3,988	—
Collateralized loan obligations	42,357	—	42,357	—
Corporate bonds	28,472	—	28,472	—
Loan servicing rights	6,449	—	—	6,449
Total	$109,085	$—	$102,636	$6,449

Financial liabilities:
Derivatives	$1,326	$—	$1,326	$—

	December 31, 2024
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. Treasury securities	$20,000	$—	$20,000	$—
U.S. GSE residential mortgage-backed securities	10,645	—	10,645	—
U.S. GSE commercial mortgage-backed securities	1,503	—	1,503	—
Collateralized loan obligations	32,477	—	32,477	—
Corporate bonds	19,130	—	19,130	—
Loan servicing rights	6,016	—	—	6,016
Derivatives	68	—	68	—
Total	$89,839	$—	$83,823	$6,016

Financial liabilities:
Derivatives	$927	$—	$927	$—

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

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. The fair value of loan servicing rights related to residential mortgage loans at June 30, 2025 was determined based on discounted expected future cash flows using discount rates ranging from 12.5% to 15.0%, prepayment speeds ranging from 17.9% to 19.1% and a weighted average life ranging from 1.8 to 3.5 years. Fair value at December 31, 2024 for loan servicing rights related to residential mortgage loans was determined based on discounted expected future cash flows using discount rates ranging from 13.0% to 15.5%, prepayment speeds ranging from 18.0% to 19.4% and a weighted average life ranging from 2.0 to 3.5 years.

The fair value of loan servicing rights for SBA loans at June 30, 2025 was determined based on discounted expected future cash flows using discount rates ranging from 4.8% to 44.3%, prepayment speeds ranging from 7.3% to 27.7% and a weighted average life ranging from 0.6 to 5.6 years. The fair value of loan servicing rights for SBA loans at December 31, 2024 was determined based on discounted expected future cash flows using discount rates ranging from 5.5% to 43.4%, prepayment speeds ranging from 9.3% to 35.0% and a weighted average life ranging from 0.8 to 5.1 years.

The Company has determined these are mostly unobservable inputs and considers them Level 3 inputs within the fair value hierarchy.

The following table presents the changes in mortgage servicing rights for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$6,207	$5,087	$6,016	$4,668
Additions	461	521	951	1,078
Adjustment to fair value	(219)	(143)	(518)	(281)
Balance at end of period	$6,449	$5,465	$6,449	$5,465

Assets Measured at Fair Value on a Non-recurring Basis

There were no assets measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024.

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at June 30, 2025 and December 31, 2024:

	June 30, 2025
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$164,535	$164,535	$—	$—	$164,535
Securities held-to-maturity	3,594	—	3,498	—	3,498
Loans, net	1,944,881	—	—	1,929,555	1,929,555
Accrued interest receivable	11,665	—	1,181	10,484	11,665

Financial liabilities:
Time deposits	511,625	—	511,869	—	511,869
Demand and other deposits	1,439,656	1,439,656	—	—	1,439,656
Borrowings	107,805	—	108,342	—	108,342
Subordinated debentures	24,716	—	25,970	—	25,970
Accrued interest payable	1,473	8	1,465	—	1,473

	December 31, 2024
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$162,857	$162,857	$—	$—	$162,857
Securities held-to-maturity	3,758	—	3,609	—	3,609
Loans, net	1,962,745	—	—	1,940,452	1,940,452
Accrued interest receivable	11,849	—	931	10,918	11,849

Financial liabilities:
Time deposits	497,770	—	498,226	—	498,226
Demand and other deposits	1,456,513	1,456,513	—	—	1,456,513
Borrowings	107,805	—	107,530	—	107,530
Subordinated debentures	24,689	—	30,909	—	30,909
Accrued interest payable	1,532	5	1,527	—	1,532

8. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances

At June 30, 2025 and December 31, 2024, FHLB term borrowings outstanding were $107.8 million, all of which were fixed rate.

There were no FHLB overnight borrowings outstanding at June 30, 2025 and December 31, 2024.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by residential and commercial mortgage loans under a blanket lien arrangement at June 30, 2025 and December 31, 2024. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $203.6 million and $97.9 million at June 30, 2025 and December 31, 2024, respectively.

The following tables set forth the contractual maturities in the next five years and weighted average interest rates of the Company’s fixed rate FHLB advances (dollars in thousands):

	Balance at June 30,
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

Federal Reserve Borrowings

The Company pledges residential and commercial loans and investments to the Federal Reserve Bank of New York’s Discount Window. Based on this collateral, the Company was eligible to borrow up to $111.2 million and $247.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company did not have any outstanding borrowings against this line as of June 30, 2025 and December 31, 2024.

Correspondent Bank Borrowings

At June 30, 2025, approximately $92.0 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at June 30, 2025 and December 31, 2024.

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

At June 30, 2025 and December 31, 2024, the unamortized issuance costs of the Notes were $0.3 million. For the three months ended June 30, 2025 and 2024, $13 thousand in issuance costs were recorded in interest expense. For the six months ended June 30, 2025 and 2024, $27 thousand in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

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

The following sets forth information regarding the Company’s derivative financial instruments as of the dates indicated:

	Assets		Liabilities
	Notional		Notional
(in thousands)	Amount	Fair Value (1)	Amount	Fair Value (1)
June 30, 2025
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$—	$—	$75,000	$(730)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(596)
Total	$—	$—	$125,000	$(1,326)

December 31, 2024
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$25,000	$68	$50,000	$(451)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(476)
Total	$25,000	$68	$100,000	$(927)
(1)	Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps with notional amounts totaling $75.0 million as of June 30, 2025 and December 31, 2024, were designated as cash flow hedges of certain Brokered Certificates of Deposit. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
(Loss) gain recognized in other comprehensive income, net of tax	$(32)	$170	$(270)	$1,056
(Loss) gain recognized in interest expense	(2)	189	(2)	373

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

The following table presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net gain on hedged items recorded in interest income on loans	$6	$10	$9	$4
(Loss) gain on hedge recorded in interest income on loans	(29)	96	(56)	191

At June 30, 2025 and December 31, 2024, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges.

	June 30,	December 31,
(in thousands)	2025	2024
Loans receivable:
Carrying amount of the hedged assets(1)	$50,000	$50,000
Fair value hedging adjustment included in the carrying amount of the hedged assets	653	523
(1)	This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in the hedging relationships was $346.1 million and $379.3 million, respectively. The cumulative basis adjustments associated with these hedging relationships was $0.7 million and $0.5 million, respectively, and the amounts of the designated hedged items were $50.0 million and $50.0 million, respectively.

Credit-Risk-Related Contingent Features

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At June 30, 2025 and December 31, 2024, the Company posted $1.2 million and $0.7 million, respectively, in collateral to its counterparties in a net liability position.

11. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the six months ended June 30, 2025 and 2024:

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2025	$(1,035)	$(299)	$(1,334)
Other comprehensive income (loss), before reclassification	377	(270)	107
Amount reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	377	(270)	107
Balance at June 30, 2025	$(658)	$(569)	$(1,227)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2024	$(1,466)	$(984)	$(2,450)
Other comprehensive income, before reclassification	70	1,056	1,126
Amount reclassified from accumulated other comprehensive income	(3)	—	(3)
Net current period other comprehensive income	67	1,056	1,123
Balance at June 30, 2024	$(1,399)	$72	$(1,327)

There were no significant amounts reclassified out of accumulated other comprehensive (loss) income for the six months ended June 30, 2025 and 2024.

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

The CODM is provided with the Company’s consolidated statements of financial condition and income and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statements of income. These results are used to measure the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment and in establishing compensation. All revenues are derived from banking operations within the United States, and for the three and six months ended June 30, 2025 and 2024, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

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

The Company was added to the Russell 2000 Index in late June 2025. The Russell 2000 Index encompasses the 2,000 largest U.S.-traded stocks by objective, market-capitalization rankings, and style attributes. The Russell Indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies.

The Bank operates as a locally headquartered, community-oriented bank, serving customers throughout the New York metro area from offices in Nassau, Suffolk, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York and Freehold in Monmouth County, New Jersey. We opened the Bank’s Hauppauge Business Banking Center in Hauppauge, Suffolk County, New York in May 2023. This location is the nexus of our expanded commercial lending and deposit activities that are integral to the ongoing diversification of our balance sheet as we fill the void left by the diminishing number of commercial banks in the NYC Metro area. In June 2025, we opened a full-service branch in Port Jefferson, on Long Island, New York to serve the thriving Suffolk County area. During the fourth quarter of 2023, we began offering business banking services to the legal, licensed cannabis industry, initially in New York state. We now offer these services in New Jersey and may in the future consider opening accounts for licensed entities in other states. We offer personal and business loans on a secured and unsecured basis, SBA and USDA guaranteed loans, revolving lines of credit, commercial mortgage loans, and one- to four-family non-qualified mortgages secured by primary and secondary residences that may be owner occupied or investment properties, home equity loans, bridge loans and other personal purpose loans.

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

The Bank remains focused on expanding its core verticals and continues to originate loans for its portfolio and for sale in the secondary market under its residential flow origination program. The Bank originated $62.2 million in residential loans in the quarter ended June 30, 2025. During the quarters ended June 30, 2025 and 2024, the Company sold $23.7  million and $2.9 million, respectively, of residential loans under its flow origination program and recorded gains on sale of loans held-for-sale of $0.5 million and $0.1 million, respectively.

During the quarters ended June 30, 2025 and 2024, the Company sold approximately $22.3 million and $28.0 million, respectively, in government guaranteed SBA loans and recorded gains on sale of loans held-for-sale of $1.8 million and $2.5 million, respectively. SBA loan originations and gains on sale were lower than expected due to a confluence of factors. One factor is the impact of the “higher-for-longer” interest rate environment that management believes has both worsened the financial condition of and reduced demand among small business borrowers, resulting in a lower volume of creditworthy customers. Another factor is the negative impact of and uncertainty created by tariffs, which we believe have also dampened loan demand among borrowers in certain industries. A third factor is the Bank’s decision to tighten credit standards over the course of the last year. Although management continues to believe this to be a prudent measure, it has nonetheless resulted in a lower volume of loan approvals, causing the Bank to re-evaluate the number and caliber of its business development officers. Taken together these and other factors have adversely impacted SBA loan originations and closings. With the addition of additional business development officers in the second half of 2025, we anticipate higher volumes of eligible loans as we transition into 2026. The Bank concluded the second quarter of 2025 with C&I loan originations of approximately $29.3 million. Based on its existing pipeline, the Bank expects C&I lending and deposit activity to grow as the year progresses.

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

Financial Performance Summary

As of or for the three and six months ended June 30, 2025 and 2024

(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue (1)	$18,356	$16,869	$36,717	$33,380
Non-interest expense	12,616	11,670	28,612	22,474
Provision for credit losses	2,357	4,040	2,957	4,340
Net income	2,443	844	3,964	4,905
Net income per share - diluted	0.33	0.11	0.53	0.66
Return on average assets	0.44%	0.15%	0.36%	0.44%
Return on average stockholders' equity (2)	4.93%	1.77%	4.02%	5.20%
Tier 1 leverage ratio	9.29%	8.89%	9.29%	8.89%
Common equity tier 1 risk-based capital ratio	13.16%	12.78%	13.16%	12.78%
Tier 1 risk-based capital ratio	13.16%	12.78%	13.16%	12.78%
Total risk-based capital ratio	14.41%	14.21%	14.41%	14.21%
Tangible common equity ratio (non-GAAP) (2)	7.83%	7.38%	7.83%	7.38%
Total stockholders' equity/total assets (3)	8.60%	8.15%	8.60%	8.15%
Operating efficiency ratio (non-GAAP) (4)	68.73%	69.18%	77.93%	67.33%
(1)	Represents net interest income plus total non-interest income.
(2)	Includes common stock and Series A preferred stock.
(3)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

At June 30, 2025 the Company, on a consolidated basis, had total assets of $2.3 billion, total deposits of $2.0 billion and total stockholders’ equity of $198.9 million. The Company recorded net income of $2.4 million, or $0.33 per diluted share (including Series A preferred shares) for the three months ended June 30, 2025 compared to net income of $0.8 million, or $0.11 per diluted share (including Series A preferred shares), for the same period in 2024.

The $1.6 million increase in earnings for the three months ended June 30, 2025, versus the comparable 2024 quarter resulted from a $1.5 million increase in net interest income and a $1.7 million decrease in provision for credit losses. These were partially offset by a $0.9 million increase in non-interest expenses, particularly salaries and employee benefits increase of $0.5 million, and a $0.6 million increase in income tax expense.

The Company’s return on average assets and return on average stockholders’ equity were 0.44% and 4.93%, respectively, for the three months ended June 30, 2025, versus 0.15% and 1.77%, respectively, for the comparable 2024 quarter.

Total non-accrual loans at June 30, 2025 were $12.7 million, or 0.64% of total loans, compared to $16.4 million, or 0.82% of total loans at December 31, 2024 and $15.8 million, or 0.79% of total loans, at June 30,2024. The allowance for credit losses as a percentage of total non-accrual loans amounted to 171%, 139% and 149% at June 30, 2025, December 31, 2024 and June 30, 2024, respectively.

The Company’s operating efficiency ratio was 68.73% for the three months ended June 30, 2025, versus 69.18% in the June 30, 2024 quarter.

Critical Accounting Policies, Judgments and Estimates - To prepare financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Critical accounting estimates are accounting estimates where (a) the nature of the estimate is material due to levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (b) the impact of the estimate on financial condition or operating performance is material. At June 30, 2025, there have been no material changes to the Company’s critical accounting policies as compared to the critical accounting policies disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2024.

Financial Condition – Total assets of the Company were $2.3 billion at June 30, 2025 and at December 31, 2024. Total securities available for sale at June 30, 2025 were $102.6 million, an increase of $18.9 million from December 31, 2024, primarily driven by growth in collateralized mortgage obligations, collateralized loan obligations and corporate bonds. Total loans at June 30, 2025 and December 31, 2024 were $2.0 billion. Total deposits were $2.0 billion at June 30, 2025 and at December 31, 2024. Total borrowings and subordinated debt at June 30, 2025 and December 31, 2024 were $132.5 million, including $107.8 million of outstanding FHLB advances.

At June 30, 2025, the residential loan portfolio amounted to $738.8 million, or 37.6% of total loans. Commercial real estate loans, including multi-family loans and construction and land development loans, totaled $1.1 billion or 54.8% of total loans at June 30, 2025. Commercial and industrial loans totaled $148.9 million or 7.6% of total loans.

Total deposits were $2.0 billion at June 30, 2025 and at December 31, 2024. Our loan to deposit ratio was 101% at June 30, 2025 and 102% at December 31, 2024. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 73.8% and 74.5% of total deposits at June 30, 2025 and December 31, 2024, respectively. At those dates, demand deposit balances represented 12.5% and 10.8% of total deposits. The Company’s municipal deposit program is built on long-standing relationships developed in the local marketplace. This core deposit business will continue to provide a stable source of funding for the Company’s lending products at costs lower than both consumer deposits and market-based borrowings. The Company continues to broaden its municipal deposit base and currently services 40 customer relationships. At June 30, 2025, total municipal deposits were $517.4 million, representing 26.5% of total deposits, compared to $509.3 million at December 31, 2024, representing 26.1% of total deposits. The weighted average rate on the municipal deposit portfolio was 3.67% at June 30, 2025. The aggregate amount of the Company’s outstanding uninsured deposits was $250.6 million or 12.9% of total deposits as of June 30, 2025 and $252.0 million or 12.9% of total deposits as of December 31, 2024.

Borrowings at June 30, 2025 and December 31, 2024 were $107.8 million, comprised of outstanding FHLB advances. The Company had no borrowings outstanding under lines of credit with correspondent banks at June 30, 2025 and December 31, 2024.

Commercial Real Estate Statistics

The Company continues to actively manage its Multi-Family and Commercial Real Estate portfolios which resulted in a reduction in the commercial real estate concentration ratio to 368% of capital at June 30, 2025 from 385% at December 31, 2024. The Company will selectively explore Commercial Real Estate opportunities with an emphasis on relationship based Commercial Real Estate lending.

A significant portion of the Bank’s commercial real estate portfolio consists of loans secured by Multi-Family and CRE-Investor owned real estate that are predominantly subject to fixed interest rates for an initial period of 5 years. The Bank’s exposure to Land/Construction loans is minor at $8.2 million, all at floating interest rates. As shown below, 31% of the loan balances in these combined portfolios will either have a rate reset or mature in 2025 and 2026, with another 57% with rate resets or maturing in 2027.

Multi-Family Market Rent Portfolio Fixed Rate Reset/Maturity Schedule					Multi-Family Stabilized Rent Portfolio Fixed Rate Reset/Maturity Schedule
Calendar Period (loan data as of 6/30/25)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate	Calendar Period (loan data as of 6/30/25)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate

2025	7	$8,609	$1,230	5.29%	2025	8	$14,950	$1,869	4.54%
2026	36	117,249	3,257	3.66%	2026	20	42,310	2,115	3.67%
2027	70	185,157	2,645	4.41%	2027	51	122,901	2,410	4.22%
2028	16	21,310	1,332	6.20%	2028	12	10,117	843	7.14%
2029	6	4,924	821	7.70%	2029	4	4,313	1,078	6.38%
2030+	3	6,667	2,222	3.68%	2030+	4	1,099	275	6.04%
Fixed Rate	138	343,916	2,492	4.32%	Fixed Rate	99	195,690	1,977	4.34%
Floating Rate	2	347	174	9.50%	Floating Rate	—	—	—	—%
Total	140	$344,263	$2,459	4.33%	Total	99	$195,690	$1,977	4.34%

CRE Investor Portfolio Fixed Rate Reset/Maturity Schedule
Calendar Period (loan data as of 6/30/25)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate

2025	25	$33,503	$1,340	7.28%
2026	30	35,702	1,190	4.90%
2027	89	156,924	1,763	4.86%
2028	28	30,868	1,102	6.65%
2029	4	2,336	584	7.04%
2030+	15	8,999	600	6.46%
Fixed Rate	191	268,332	1,405	5.45%
Floating Rate	6	11,905	1,984	9.50%
Total CRE-Inv.	197	$280,237	$1,423	5.62%

Stabilized Multi-Family Pro Forma Stress Results

The table below reflects a proforma stressed evaluation of the Bank’s multifamily stabilized loan portfolio, using the primary assumption for a revised Debt Service Coverage Ratio (“DSCR”) calculation, for all loans where the current interest rate is below 6%. The current balance for these loans is recast at 6% with a 30-year amortization. The chart below reflects the impact of these adjustments on the portfolio. The projected loan to value (“LTV”) assumption resets all loans using a 6% cap rate and the last reported property net operating income (“NOI”) to determine an implied property valuation and based on the current loan balance the resultant LTV.

Multi-Family Stabilized Rent Portfolio
DSCR Range	# Loans	Total O/S ($000's omitted)	% of Total MF Portfolio	Current Weighted Average LTV	Projected Weighted Average LTV

< 1.0	10	$18,153	3%	61%	95%
1.0 < x <1.2	24	69,751	13%	65%	74%
1.2 < x <1.3	20	34,897	6%	62%	67%
1.3 < x <1.5	15	38,547	7%	63%	61%
1.5 < x <2.0	18	25,805	5%	58%	53%
x > 2.0	12	8,537	2%	43%	33%
Total	99	$195,690	36%	62%	67%

As reflected above, the results show approximately 3%, or 10 loans totaling $18 million of the total multi-family portfolio would have proforma DSCR’s less than 1x, while maintaining projected weighted average LTV’s under 100%. Additionally, approximately 97% or 89 loans totaling $178 million, would possess DSCR’s greater than 1x while maintaining a projected weighted average LTV well within our policy guidelines. We believe the overall demand for multifamily housing in our market will allow our borrowers to address any adverse impact proactively, as evidenced by the maturities and rate resets in the previous 12 months which have been successfully refinanced with other institutions at market rates similar to those used in the above analysis.

Rental breakdown of Multi-Family portfolio

The table below segments our portfolio of loans secured by Multi-Family properties based on rental terms and location. As shown below, 64% of the combined portfolio is secured by properties subject to free market rental terms, which is the dominant tenant type. Both the Market Rent and Stabilized Rent segments of our portfolio present very similar average borrower profiles. The portfolio is primarily located in the New York City boroughs of Brooklyn, the Bronx and Queens.

Multi-Family Loan Portfolio - Loans by Rent Type
Rent Type	# Notes	Outstanding Loan Balance	% of Total Multi-Family	Avg Loan Size	LTV	Current DSCR	Avg # of Units
		($000's omitted)		($000's omitted)

Market	140	$344,263	64%	$2,459	61.8%	1.41	11
Location
Manhattan	7	$10,251	2%	$1,464	49.4%	1.88	14
Other NYC	92	$254,515	47%	$2,766	61.7%	1.40	10
Outside NYC	41	$79,497	15%	$1,939	63.9%	1.36	14

Stabilized	99	$195,690	36%	$1,977	61.8%	1.44	12
Location
Manhattan	7	$10,459	2%	$1,494	48.2%	1.71	19
Other NYC	81	$168,044	31%	$2,075	62.6%	1.42	11
Outside NYC	11	$17,187	3%	$1,562	63.1%	1.54	14

Office Property Exposure

The Bank’s exposure to the Office market is minor. Loans secured by office space accounted for 2.48% of the total loan portfolio with a total balance of $48.9 million, of which less than 1% is located in Manhattan. The pool has a 2.48x weighted average DSCR, a 53% weighted average LTV and less than $350,000 of exposure in Manhattan.

Liquidity and Capital Resources – Liquidity management is defined as the ability of the Company and the Bank to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve Bank of New York, FHLB and correspondent banks, which totaled $267.2 million and $246.6 million at June 30, 2025 and December 31, 2024, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit. At June 30, 2025, undrawn liquidity sources, which include cash and unencumbered securities and secured and unsecured funding capacity, totaled $686.5 million or approximately 274% of uninsured deposit balances.

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

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At June 30, 2025, total deposits were $2.0 billion, of which $502.3 million were time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. Insured and collateralized deposits, which include municipal deposits, accounted for approximately 87% of total deposits at June 30, 2025. At June 30, 2025 and December 31, 2024, the Company had $107.8 million in borrowings outstanding.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. Daily, management receives a current cash position update to ensure that all obligations are satisfied. On a weekly basis, appropriate senior management receives a current liquidity position report and a ninety day forecasted cash flow to ensure that all short-term obligations will be met and there is sufficient liquidity available. At June 30, 2025, the Bank had a total borrowing capacity of $814.1 million at the Federal Home Loan Bank of New York, of which $502.7 million was used to collateralize municipal deposits and $107.8 million was utilized for term advances. At June 30, 2025, the Bank had a $111.2 million collateralized line of credit from the Federal Reserve Bank of New York’s discount window with no outstanding borrowings. At June 30, 2025, the Bank had access to approximately $92 million in unsecured lines of credit extended by correspondent banks, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at June 30, 2025.

Our sources of wholesale funding included brokered deposits, listing service certificates of deposit and insured cash sweep (“ICS”) reciprocal deposits in excess of 20% of total liabilities, which balances totaled approximately $125.3 million, $2.4 million and $1.1 million, or 6.4%, 0.1% and 0.1% of total deposits, respectively, at June 30, 2025. We utilized brokered certificates of deposit and listing service certificates of deposit as alternatives to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our brokered certificates of deposit, we utilized interest rate swap contracts to effectively extend their duration and to fix their cost.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over the short and long terms. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $198.9 million at June 30, 2025 and $196.6 million at December 31, 2024. Retained earnings increased by $2.5 million due primarily to net income of $4.0 million for the six months ended June 30, 2025, which was offset by $1.5 million of dividends declared. The accumulated other comprehensive loss at June 30, 2025 was 0.62% of total equity and was comprised of a $0.7 million after tax net unrealized loss on the investment portfolio and a $0.5 million after tax net unrealized loss on derivatives.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.29%, 13.16%, 13.16% and 14.41%, respectively, at June 30, 2025, exceeding all regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above the minimum capital requirements. At June 30, 2025, the Bank’s capital buffer was in excess of requirements.

On October 5, 2023, the Company announced that the Board of Directors approved a stock repurchase program. Under the repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has not made any stock repurchases under the program. The remaining buyback authority under the share repurchase program therefore remained at 366,050 shares as of June 30, 2025.

The Company’s total stockholders’ equity to total assets ratio and tangible common equity to tangible assets ratio (“TCE ratio”) were 8.60% and 7.83%, respectively, at June 30, 2025, versus 8.50% and 7.73%, respectively, at December 31, 2024. The TCE ratio is a non-GAAP ratio. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to this non-GAAP ratio. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total stockholders’ equity and tangible assets to U.S. GAAP total assets at June 30, 2025 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity (3)	$198,885	Total assets	$2,311,976	8.60%	(1)
Less: goodwill	(19,168)	Less: goodwill	(19,168)
Less: core deposit intangible	(222)	Less: core deposit intangible	(222)
Tangible common equity (3)	$179,495	Tangible assets	$2,292,586	7.83%	(2)
(1)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio
(3)	Includes common stock and Series A preferred stock.

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

The Company’s Board of Directors approved the declaration of a $0.10 per share cash dividend on both common and Series A preferred shares payable on August 13, 2025 to stockholders of record on August 6, 2025.

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

Commitments to extend credit are agreements to lend to customers provided there are no violations of material conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2025 and December 31, 2024, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $151.4 million and $130.3 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2025 and December 31, 2024, letters of credit outstanding were approximately $0.2 million and $0.8 million, respectively.

Results of Operations – Comparison of the Three Months Ended June 30, 2025 and 2024 – The Company recorded net income of $2.4 million during the three months ended June 30, 2025, versus net income of $0.8 million in the comparable 2024 quarter. The $1.6 million increase in earnings for the three months ended June 30, 2025, versus the comparable 2024 quarter resulted from a $1.5 million increase in net interest income and a $1.7 million decrease in provision for credit losses. These were partially offset by a $0.9 million increase in non-interest expenses, particularly salaries and employee benefits increase of $0.5 million, and a $0.6 million increase in income tax expense.

Net Interest Income and Margin

The $1.5 million increase in net interest income for the three months ended June 30, 2025, versus the comparable 2024 quarter was due to improvement of the Company’s net interest margin to 2.76% in the 2025 quarter from 2.46% in the comparable 2024 quarter. The cost of interest-bearing liabilities decreased to 3.94% in the 2025 quarter from 4.48% in the comparable 2024 quarter, a decrease of 54 basis points. This decrease was partially offset by a 24 basis point decrease in the yield on interest earning assets to 5.98% in the 2025 quarter from 6.22% in the second quarter of 2024. Net interest income on a linked quarter basis increased $0.2 million or 1.13%, due to an 8 basis point increase in net interest margin resulting from a 7 basis point decrease in cost of interest-bearing liabilities, partially offset by a 3 basis point decrease on yield on interest earning assets.

The following table, “Net Interest Income Analysis”, presents for the three months ended June 30, 2025 and 2024, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

NET INTEREST INCOME ANALYSIS

For the Three Months Ended June 30, 2025 and 2024

(dollars in thousands)

	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(1)	Balance	Interest	Yield/Cost(1)
Assets:
Interest-earning assets
Loans(2)	$1,978,535	$29,785	6.04%	$2,014,820	$31,124	6.21%
Investment securities	99,448	1,433	5.78%	99,324	1,534	6.21%
Interest-earning cash	62,760	695	4.44%	36,633	497	5.46%
FHLB stock and other investments	8,039	136	6.79%	11,473	265	9.29%
Total interest-earning assets	2,148,782	32,049	5.98%	2,162,250	33,420	6.22%
Non interest-earning assets:
Cash and due from banks	9,218			7,979
Other assets	50,164			51,106
Total assets	$2,208,164			$2,221,335

Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$1,126,495	$10,649	3.79%	$1,117,029	$12,667	4.56%
Time deposits	487,088	5,058	4.17%	461,489	4,910	4.28%
Total interest-bearing deposits	1,613,583	15,707	3.90%	1,578,518	17,577	4.48%
Borrowings	118,026	1,221	4.15%	206,820	2,270	4.41%
Subordinated debentures	24,707	326	5.29%	24,653	326	5.32%
Total interest-bearing liabilities	1,756,316	17,254	3.94%	1,809,991	20,173	4.48%
Demand deposits	225,364			194,687
Other liabilities	27,615			25,039
Total liabilities	2,009,295			2,029,717
Stockholders' equity	198,869			191,618
Total liabilities and stockholders' equity	$2,208,164			$2,221,335
Net interest rate spread(3)			2.04%			1.74%
Net interest income/margin(4)		$14,795	2.76%		$13,247	2.46%
(1)	Annualized.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Provision and Allowance for Credit losses on Loans

The Company recorded a $2.2 million provision for credit losses on loans for the three months ended June 30, 2025, versus $3.9 million (after giving effect to an allowance for credit loss (“ACL”) on an individually evaluated loan of $2.5 million, and a $1.1 million provision resulting from ongoing enhancements to the current expected credit loss (“CECL”) model) in the quarter ended June 30, 2024. Net charge-offs of $3.5 million were incurred during the quarter ended June 30, 2025, of which $2.5 million is attributable to the charge-off of the aforementioned specific reserve established in June 2024 on an individually evaluated commercial loan. The June 30, 2025 allowance for credit losses was $21.6 million versus $22.8 million at December 31, 2024. The allowance for credit losses as a percentage of total loans was 1.10% at June 30, 2025 and 1.15% at December 31, 2024. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Reserve for Unfunded Commitments

The Company maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by borrowers. The amount of the reserve was $0.5 million at June 30, 2025 and $0.3 million at December 31, 2024. This reserve is determined based upon the outstanding volume of loan commitments at the end of each period. Any increases or reductions in this reserve are recognized in the provision for credit losses.

Non-interest Income

Non-interest income decreased by $0.1 million for the three months ended June 30, 2025 versus the comparable 2024 quarter. The decrease in non-interest income is primarily related to the decrease in the net gain on sale of loans held for sale which were partially offset by increases in loan servicing and related fee income, and service charges on deposit accounts.

Non-Interest Income

For the three and six months ended June 30, 2025 and 2024

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Loan servicing and fee income	$1,083	$836	$2,164	$1,749
Service charges on deposit accounts	162	114	279	210
Net gain on sale of loans held for sale	2,298	2,586	4,650	5,092
Net gain on sale of investments available-for-sale	—	4	—	4
Other income	18	82	200	143
Total non-interest income	$3,561	$3,622	$7,293	$7,198

Non-interest Expense

Total non-interest expense increased by $0.9 million for the three months ended June 30, 2025 versus the comparable 2024 quarter. The increase in non-interest expense was primarily related to increases in salaries and employee benefits as well as professional fees. The increase in salaries and employee benefits expense in the second quarter of 2025 versus the comparable 2024 quarter was primarily related to the staffing of the newly opened Port Jefferson branch and additions to the C&I Banking teams, partially offset by lower incentive compensation expense resulting from reduced lending activity and other expense reduction initiatives.

Non-Interest Expense

For the three and six months ended June 30, 2025 and 2024

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Salaries and employee benefits	$7,003	$6,499	$14,235	$12,061
Conversion expenses	—	—	3,180	—
Occupancy and equipment	1,910	1,843	3,746	3,613
Data processing	508	495	1,101	1,013
Professional fees	878	717	1,665	1,535
Federal deposit insurance premiums	365	365	702	683
Other expenses	1,952	1,751	3,983	3,569
Total non-interest expense	$12,616	$11,670	$28,612	$22,474

The Company recorded income tax expense of $0.9 million for an effective tax rate of 27.8% for the three months ended June 30, 2025, versus income tax expense of $0.3 million for an effective tax rate of 27.2% in the comparable 2024 quarter. We expect a normalized run rate of 25.0% for the remainder of the year.

Results of Operations – Comparison of the Six Months Ended June 30, 2025 and 2024 – The Company recorded net income of $4.0 million during the six months ended June 30, 2025, versus net income of $4.9 million in the comparable 2024 six month period. The $0.9 million decrease in earnings for the six months ended June 30, 2025, versus the comparable 2024 period resulted from a $6.1 million increase in non-interest expense, particularly a $2.2 million increase in salaries and employee benefits, and the one-time core system conversion expenses of $3.2 million. This was partially offset by a $3.2 million increase in net interest income, together with a $1.4 million decrease in the provision for credit losses, and a $0.5 million decrease in income tax expense.

Net Interest Income and Margin

The $3.2 million increase in net interest income for the six months ended June 30, 2025, versus the comparable 2024 period was due to the improvement of the Company’s net interest margin to 2.72% in the 2025 six month period from 2.43% in the comparable 2024 period. The cost of interest-bearing liabilities decreased to 3.98% in the 2025 six months period from 4.41% in the comparable 2024 period, a decrease of 43 basis points. This decrease was partially offset by a 13 basis point decrease in the yield on interest earning assets to 5.99% in the 2025 period from 6.12% in the comparable 2024 period. The increase in the net interest margin was a result of the late 2024 reductions in the Fed Funds effective rate and the liability sensitive nature of the Bank’s balance sheet.

The following table, “Net Interest Income Analysis”, presents for the six months ended June 30, 2025 and 2024, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

NET INTEREST INCOME ANALYSIS

For the Six Months Ended June 30, 2025 and 2024

(dollars in thousands)

	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(1)	Balance	Interest	Yield/Cost(1)
Assets:
Interest-earning assets
Loans(2)	$1,984,135	$59,769	6.07%	$1,999,448	$60,861	6.12%
Investment securities	92,681	2,619	5.70%	97,085	2,991	6.20%
Interest-earning cash	97,914	2,177	4.48%	55,652	1,511	5.46%
FHLB stock and other investments	8,027	321	8.06%	10,358	489	9.49%
Total interest-earning assets	2,182,757	64,886	5.99%	2,162,543	65,852	6.12%
Non interest-earning assets:
Cash and due from banks	9,360			7,962
Other assets	49,930			50,523
Total assets	$2,242,047			$2,221,028
Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$1,171,711	$22,104	3.80%	$1,139,111	$25,600	4.52%
Time deposits	489,023	10,378	4.28%	474,134	9,872	4.19%
Total interest-bearing deposits	1,660,734	32,482	3.94%	1,613,245	35,472	4.42%
Borrowings	113,524	2,328	4.14%	172,304	3,546	4.14%
Subordinated debentures	24,700	652	5.32%	24,646	652	5.32%
Total interest-bearing liabilities	1,798,958	35,462	3.98%	1,810,195	39,670	4.41%
Demand deposits	218,235			194,679
Other liabilities	26,179			26,499
Total liabilities	2,043,372			2,031,373
Stockholders' equity	198,675			189,655
Total liabilities and stockholders' equity	$2,242,047			$2,221,028
Net interest rate spread(3)			2.01%			1.71%
Net interest income/margin(4)		$29,424	2.72%		$26,182	2.43%
(1)	Annualized.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Provision for Credit Losses on Loans

The Company recorded a $2.8 million provision for credit losses on loans for the six months ended June 30, 2025, versus $4.1 million recorded for the comparable period in 2024. The decrease was related to the matters discussed above under the comparison of results for the three month period. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income increased by $0.1 million for the six months ended June 30, 2025 versus the comparable 2024 period. This increase was driven by a total $0.5 million increase in loan servicing and fee income and service charges on deposit accounts, which were partially offset by a $0.4 million decrease in net gain on sale of loans held for sale.

Non-interest Expense

Total non-interest expense increased by $6.1 million for the six months ended June 30, 2025 versus the comparable 2024 period. The increase in non-interest expense was primarily related to increases of $2.2 million in salaries and employee benefits and the one-time core system conversion expenses of $3.2 million. The increase in salaries and employee benefits expense for the six months ended June 30, 2025 versus the comparable 2024 period was primarily related to additional headcount to staff the new Port Jefferson branch and expansion of the C&I lending vertical and lower deferred loan origination costs partially offset by lower incentive compensation expense resulting from reduced lending activity.

The Company recorded income tax expense of $1.2 million for an effective tax rate of 23.0% for the six months ended June 30, 2025, versus income tax expense of $1.7 million for an effective tax rate of 25.3% in the comparable 2024 period.

Asset Quality - Total non-accrual loans at June 30, 2025 were $12.7 million, or 0.64% of total loans, compared to $16.4 million, or 0.82% of total loans at December 31, 2024, a decrease of $3.7 million. This decrease resulted primarily from the proactive sale of non-performing loans, satisfactions and the charge-off of a specific reserve established in June 2024 on an individually evaluated commercial loan. The allowance for credit losses as a percentage of total non-accrual loans amounted to 171%, 139% and 149% at June 30, 2025, December 31, 2024 and June 30, 2024, respectively.

Total loans having credit risk ratings of Special Mention and Substandard were $43.4 million at June 30, 2025, versus $40.8 million at December 31, 2024. The Company’s Special Mention and Substandard loans were comprised of residential real estate, multi-family, commercial real estate loans, commercial and industrial loans (including SBA facilities) and construction and land development loans at June 30, 2025. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At June 30, 2025, the Company’s allowance for credit losses amounted to $21.6 million or 1.10% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 1.15% at December 31, 2024 and 1.17% at June 30, 2024. The Company recorded net loan charge-offs of $3.5 million for the three months ended June 30, 2025, of which $2.5 million is attributable to the aforementioned charge-off of a specific reserve on an individually evaluated commercial loan. Net loan charge-offs of $79 thousand were recorded during the three months ended June 30, 2024.

The Company recorded a $2.2 million provision for credit losses on loans for the three months ended June 30, 2025, versus $3.9 million recorded for the comparable period in 2024. Additional information regarding the ACL and the associated provisions recognized during the quarters ended June 30, 2025 and 2024 is presented in Note 4 to the unaudited consolidated financial statements. (See also Critical Accounting Policies, Judgments and Estimates contained herein).

ASSET QUALITY

June 30, 2025 versus December 31, 2024 and June 30, 2024

(dollars in thousands)

	As of or for the three months ended
	6/30/2025	12/31/2024	6/30/2024
Non-accrual loans	$12,651	$16,368	$15,828
Non-accrual loans held for sale	—	—	—
Loans greater than 90 days past due and accruing	4,677	—	—
Other real estate owned	—	—	—
Total non-performing assets (1)	$17,328	$16,368	$15,828

Loans held for sale	$10,593	$12,404	$11,615
Loans held for investment	1,966,452	1,985,524	2,012,954

Allowance for credit losses:
Beginning balance	$22,925	$23,406	$19,873
Provision	2,170	400	3,850
Charge-offs	(3,534)	(1,033)	(86)
Recoveries	10	6	7
Ending balance	$21,571	$22,779	$23,644

Allowance for credit losses as a % of total loans (2)	1.10%	1.15%	1.17%

Allowance for credit losses as a % of non-accrual loans (2)	171%	139%	149%

Non-accrual loans as a % of total loans (2)	0.64%	0.82%	0.79%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	0.88%	0.82%	0.78%

Non-performing assets as a % of total assets	0.75%	0.71%	0.68%

Non-performing assets to total loans held for sale and investment	0.88%	0.82%	0.78%
(1)	Non-performing assets defined as non-accrual loans, non-accrual loans held for sale, loans greater than 90 days past due and accruing and other real estate owned.
(2)	Excludes loans held for sale.

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

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at June 30, 2025 (dollars in thousands). The results are within the Company’s policy limits.

At June 30, 2025
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII(1)

(basis points)	EVE	Amount	%	(basis points)	NII(1)	Amount	%
+200	$167,950	$(28,979)	(14.7)	+200	$54,912	$(6,209)	(10.2)
+100	182,583	(14,346)	(7.3)	+100	58,118	(3,003)	(4.9)
0	196,929			0	61,121
-100	211,124	14,195	7.2	-100	64,407	3,286	5.4
-200	235,232	38,303	19.5	-200	67,418	6,297	10.3
-300	263,375	66,446	33.7	-300	70,171	9,050	14.8
(1)	Assumes 12 month time horizon.

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) Issuer Purchases of Equity Securities

On October 5, 2023, the Company announced that the Board of Directors approved a stock repurchase program. Under the repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has not made any stock repurchases under the program. The remaining buyback authority under the share repurchase program therefore remained at 366,050 shares as of June 30, 2025.

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

HANOVER BANCORP, INC.

Dated: August 8, 2025	/s/ Michael P. Puorro
Michael P. Puorro
Chairman & Chief Executive Officer
(principal executive officer)

Dated: August 8, 2025	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)