Form 10-Q
period 2025-09-30
Hanover Bancorp, Inc. /MD
filed 2025-11-07
CIK 1828588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	7,192,390 Shares
(Title of Class)	(Outstanding as of October 31, 2025)

HANOVER BANCORP, INC.

Form 10-Q

PART I

ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Cash and non-interest-bearing deposits due from banks	$14,039	$12,768
Interest-bearing deposits due from banks	153,530	150,089
Total cash and cash equivalents	167,569	162,857
Securities held to maturity, fair value of $3,445 at September 30, 2025 and $3,609 at December 31, 2024 (net of allowance for credit losses of $0 at September 30, 2025 and December 31, 2024)	3,520	3,758
Securities available for sale, at fair value (net of allowance for credit losses of $0 at September 30, 2025 and December 31, 2024)	100,037	83,755
Loans held for sale	8,852	12,404
Loans	1,988,683	1,985,524
Allowance for credit losses	(22,354)	(22,779)
Loans, net	1,966,329	1,962,745
Premises and equipment, net	14,549	15,337
Operating lease assets	10,375	8,337
Accrued interest receivable	11,824	11,849
Prepaid post retirement plan	3,404	3,377
Stock in Federal Home Loan Bank ("FHLB"), at cost	7,591	7,885
Goodwill	19,168	19,168
Other intangible assets	209	250
Loan servicing rights	6,431	6,016
Deferred income taxes	1,396	1,569
Other assets	10,326	12,803
TOTAL ASSETS	$2,331,580	$2,312,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$232,984	$211,656
Savings, NOW and money market	1,179,535	1,244,857
Time	562,304	497,770
Total deposits	1,974,823	1,954,283
Borrowings	100,725	107,805
Subordinated debentures ($25,000 face amount less unamortized debt issuance costs of $271 and $311 at September 30, 2025 and December 31, 2024, respectively)	24,729	24,689
Operating lease liabilities	11,072	9,025
Accrued interest payable	1,810	1,532
Other liabilities	16,588	18,138
TOTAL LIABILITIES	2,129,747	2,115,472
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, Series A (par value $0.01; 15,000,000 shares authorized; issued and outstanding 275,000 at September 30, 2025 and December 31, 2024, respectively)	5,041	5,041
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 7,192,390 and 7,152,127 at September 30, 2025 and December 31, 2024, respectively)	72	72
Surplus	124,382	124,937
Retained earnings	73,116	67,922
Accumulated other comprehensive loss, net of tax	(778)	(1,334)
TOTAL STOCKHOLDERS' EQUITY	201,833	196,638
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,331,580	$2,312,110

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INTEREST INCOME
Loans	$29,951	$31,356	$89,720	$92,217
Taxable securities	1,604	1,619	4,223	4,610
Other interest income	1,439	1,138	3,937	3,138
Total interest income	32,994	34,113	97,880	99,965
INTEREST EXPENSE
Savings, NOW and money market deposits	11,207	13,941	33,311	39,541
Time deposits	5,097	5,546	15,475	15,418
Borrowings	1,467	1,524	4,447	5,722
Total interest expense	17,771	21,011	53,233	60,681
Net interest income	15,223	13,102	44,647	39,284
Provision for credit losses	1,325	200	4,282	4,540
Net interest income after provision for credit losses	13,898	12,902	40,365	34,744
NON-INTEREST INCOME
Loan servicing and fee income	1,057	960	3,221	2,709
Service charges on deposit accounts	237	123	516	333
Gain on sale of loans held-for-sale	1,451	2,834	6,101	7,926
Gain on sale of securities available-for-sale	—	—	—	4
Other income	40	37	240	180
Total non-interest income	2,785	3,954	10,078	11,152
NON-INTEREST EXPENSE
Salaries and employee benefits	6,774	6,840	21,009	18,901
Conversion expenses	—	—	3,180	—
Occupancy and equipment	1,960	1,799	5,706	5,412
Data processing	313	547	1,414	1,560
Professional fees	732	762	2,397	2,297
Federal deposit insurance premiums	334	360	1,036	1,043
Other expenses	1,900	1,930	5,883	5,499
Total non-interest expense	12,013	12,238	40,625	34,712
Income before income tax expense	4,670	4,618	9,818	11,184
Income tax expense	1,179	1,079	2,363	2,740
NET INCOME	$3,491	$3,539	$7,455	$8,444
Earnings per share:
BASIC	$0.47	$0.48	$1.00	$1.14
DILUTED	$0.47	$0.48	$1.00	$1.14

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$3,491	$3,539	$7,455	$8,444
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Change in unrealized gain (loss) on securities available for sale arising during the period, net of tax of $116, $122, $223 and $142, respectively	406	438	783	508
Reclassification adjustment for gains realized in net income, net of tax of $0, $0, $0 and ($1), respectively	—	—	—	(3)
Net change in unrealized gains (losses) on securities available for sale	406	438	783	505
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $12, ($340), ($65) and ($49), respectively	43	(1,231)	(227)	(175)
Total other comprehensive income (loss), net of tax	449	(793)	556	330
Total comprehensive income, net of tax	$3,940	$2,746	$8,011	$8,774

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three and Nine Months Ended September 30, 2025
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net	Equity
Balance at January 1, 2025	7,152,127	$5,041	$72	$124,937	$67,922	$(1,334)	$196,638
Net income	—	—	—	—	1,521	—	1,521
Other comprehensive loss, net of tax	—	—	—	—	—	(62)	(62)
Cash dividends declared ($0.10 per share)	—	—	—	—	(759)	—	(759)
Stock-based compensation	—	—	—	494	—	—	494
Stock awards granted, net of forfeitures	49,750	—	—	—	—	—	—
Shares issued for performance stock units	27,848	—	—	—	—	—	—
Shares received related to tax withholding	(15,326)	—	—	(721)	—	—	(721)
Exercise of stock options, net	14,332	—	—	(468)	—	—	(468)
Balance at March 31, 2025	7,228,731	$5,041	$72	$124,242	$68,684	$(1,396)	$196,643

Net income	—	—	—	—	2,443	—	2,443
Other comprehensive income, net of tax	—	—	—	—	—	169	169
Cash dividends declared ($0.10 per share)	—	—	—	—	(752)	—	(752)
Stock-based compensation	—	—	—	392	—	—	392
Stock awards granted, net of forfeitures	(4,060)	—	—	—	—	—	—
Shares received related to tax withholding	(428)	—	—	(10)	—	—	(10)
Balance at June 30, 2025	7,224,243	$5,041	$72	$124,624	$70,375	$(1,227)	$198,885

Net income	—	—	—	—	3,491	—	3,491
Other comprehensive income, net of tax	—	—	—	—	—	449	449
Cash dividends declared ($0.10 per share)	—	—	—	—	(750)	—	(750)
Stock-based compensation	—	—	—	323	—	—	323
Stock awards granted, net of forfeitures	(5,699)	—	—	—	—	—	—
Shares received related to tax withholding	(890)	—	—	(19)	—	—	(19)
Stock repurchases	(25,264)	—	—	(546)	—	—	(546)
Balance at September 30, 2025	7,192,390	$5,041	$72	$124,382	$73,116	$(778)	$201,833

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued)

(Dollars in thousands, except share and per share data)

	For the Three and Nine Months Ended September 30, 2024
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net	Equity
Balance at January 1, 2024	7,195,012	$2,963	$72	$125,694	$58,551	$(2,450)	$184,830
Net income	—	—	—	—	4,061	—	4,061
Other comprehensive income, net of tax	—	—	—	—	—	1,157	1,157
Cash dividends declared ($0.10 per share)	—	—	—	—	(741)	—	(741)
Stock-based compensation	—	—	—	381	—	—	381
Stock awards granted, net of forfeitures	52,491	—	—	—	—	—	—
Shares received related to tax withholding	(8,292)	—	—	(145)	—	—	(145)
Exercise of stock options, net	3,201	—	—	—	—	—	—
Balance at March 31, 2024	7,242,412	$2,963	$72	$125,930	$61,871	$(1,293)	$189,543

Net income	—	—	—	—	844	—	844
Other comprehensive loss, net of tax	—	—	—	—	—	(34)	(34)
Cash dividends declared ($0.10 per share)	—	—	—	—	(744)	—	(744)
Stock-based compensation	—	—	—	401	—	—	401
Stock awards granted, net of forfeitures	3,147	—	—	—	—	—	—
Shares received related to tax withholding	(453)	—	—	(8)	—	—	(8)
Preferred stock issued in exchange for common stock	(125,000)	2,078	(1)	(2,077)	—	—	—
Exercise of stock options, net	7,057	—	—	70	—	—	70
Balance at June 30, 2024	7,127,163	$5,041	$71	$124,316	$61,971	$(1,327)	$190,072

Net income	—	—	—	—	3,539	—	3,539
Other comprehensive loss, net of tax	—	—	—	—	—	(793)	(793)
Cash dividends declared ($0.10 per share)	—	—	—	—	(744)	—	(744)
Stock-based compensation	—	—	—	417	—	—	417
Stock awards granted, net of forfeitures	(1,905)	—	—	—	—	—	—
Shares received related to tax withholding	(804)	—	—	(14)	—	—	(14)
Exercise of stock options, net	28,912	—	1	(139)	—	—	(138)
Balance at September 30, 2024	7,153,366	$5,041	$72	$124,580	$64,766	$(2,120)	$192,339

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$7,455	$8,444
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,282	4,540
Depreciation and amortization	1,476	1,594
Amortization of right-of-use assets	1,568	1,279
Net gain on sale of securities available-for-sale	—	(4)
Gain on sale of fixed assets (included in other income)	(167)	—
Stock-based compensation	1,209	1,199
Net gain on sale of loans	(6,101)	(7,926)
Net amortization of premiums, discounts and loan fees and costs	1,134	866
Amortization of intangible assets	41	46
Amortization of debt issuance costs	40	40
Loan servicing rights valuation adjustments	714	499
Payments on operating leases	(1,559)	(1,288)
Origination of loans held for sale	(65,843)	(24,542)
Proceeds from loans held for sale	61,092	19,923
Decrease (increase) in accrued interest receivable	25	(607)
Decrease (increase) in other assets	858	(5,136)
Increase in accrued interest payable	278	141
(Decrease) increase in other liabilities	(1,701)	878
Net cash provided by (used in) operating activities	4,801	(54)
Cash flows from investing activities:
Purchases of securities available-for-sale	(117,487)	(558,084)
Repayments of restricted securities, net	294	71
Proceeds from sales of securities available-for-sale	—	868
Principal repayments of securities held to maturity	236	210
Maturities, prepayments and calls of securities available-for-sale	102,532	520,884
Proceeds from loans held for sale previously classified as portfolio loans	88,194	90,880
Net increase in loans	(82,977)	(136,400)
Purchases of premises and equipment	(635)	(2,081)
Proceeds from sales of fixed assets	300	—
Net cash used in investing activities	(9,543)	(83,652)
Cash flows from financing activities:
Net increase in deposits	20,545	53,160
Repayments of term FHLB advances	(7,080)	(18,860)
Proceeds from Federal Reserve Bank borrowings	—	20,000
Repayments of Federal Reserve Bank borrowings	—	(22,288)
Proceeds of other short-term borrowings, net	—	18,000
Payments related to tax withholding for equity awards	(750)	(167)
Cash dividends paid	(2,247)	(2,218)
Repurchase of common stock of Hanover Bancorp, Inc.	(546)	—
Proceeds from exercise of stock options, net	(468)	103
Net cash provided by financing activities	9,454	47,730
Increase (decrease) in cash and cash equivalents	4,712	(35,976)
Cash and cash equivalents, beginning of period	162,857	177,207
Cash and cash equivalents, end of period	$167,569	$141,231
Supplemental cash flow information:
Interest paid	$52,955	$60,540
Income taxes paid	2,519	4,032
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$73,790	$86,152
Preferred stock issued in exchange for common stock	—	2,078
Lease liabilities arising from obtaining right-of-use assets	3,606	301

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Hanover Bancorp, Inc., a Maryland corporation (the “Company”), is the holding company for Hanover Community Bank (the “Bank”). On June 25, 2025, the Company completed its reincorporation from New York to Maryland (the “Reincorporation”). The Reincorporation was approved by the Company’s shareholders at the annual shareholder meeting held on March 5, 2024, by the Federal Reserve Bank of New York on July 5, 2024, and the New York State Department of Financial Services (the “DFS”) on November 20, 2024. Accordingly, the Company is incorporated in the State of Maryland.

The Bank, headquartered in Mineola, New York, is a New York State chartered bank. The Bank commenced operations on November 4, 2008 and is a full-service bank providing personal and business lending and deposit services. As a New York State chartered, non-Federal Reserve member bank, the Bank is subject to regulation by the DFS and the Federal Deposit Insurance Corporation (“FDIC”). The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB”).

Basis of Presentation

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of September 30, 2025, its consolidated statements of income for the three and nine months ended September 30, 2025 and 2024, its consolidated statements of comprehensive income for the three and nine months ended September 30, 2025 and 2024, its consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 and its consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had an immaterial effect on the Company’s consolidated financial statements and had no effect on prior period net income or stockholders’ equity.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results for any other interim period or of the results for the full fiscal year 2025. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the Company’s significant accounting policies since December 31, 2024.

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

The Company’s basic and diluted EPS calculations for the three and nine months ended September 30, 2025 and 2024 are as follows. There were no stock options that were antidilutive for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024

Net income available to common stockholders	$3,491	$3,539	$7,455	$8,444
Less: Dividends paid and earnings allocated to participating securities	(88)	(109)	(202)	(264)
Income attributable to common stock	$3,403	$3,430	$7,253	$8,180
Weighted average common shares outstanding, including participating securities	7,475,764	7,411,064	7,480,102	7,395,758
Less: Weighted average participating securities	(201,303)	(242,214)	(218,147)	(248,116)
Weighted average common shares outstanding	7,274,461	7,168,850	7,261,955	7,147,642
Basic EPS	$0.47	$0.48	$1.00	$1.14

Income attributable to common stock	$3,403	$3,430	$7,253	$8,180
Weighted average common shares outstanding	7,274,461	7,168,850	7,261,955	7,147,642
Weighted average common equivalent shares outstanding	5,672	25,004	5,722	24,657
Weighted average common and equivalent shares outstanding	7,280,133	7,193,854	7,267,677	7,172,299
Diluted EPS	$0.47	$0.48	$1.00	$1.14

3. SECURITIES

The following tables summarize the amortized cost, fair value and allowance for credit losses of securities available for sale and securities held to maturity at September 30, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

	September 30, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$16,531	$86	$(137)	$—	$16,480
U.S. GSE residential collateralized mortgage obligations	13,421	65	(3)	—	13,483
U.S. GSE commercial mortgage-backed securities	6,545	48	(45)	—	6,548
Collateralized loan obligations	32,766	41	(41)	—	32,766
Corporate bonds	31,097	401	(738)	—	30,760
Total available for sale securities	$100,360	$641	$(964)	$—	$100,037

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,070	$—	$(48)	$1,022	$—
U.S. GSE commercial mortgage-backed securities	2,450	—	(27)	2,423	—
Total held to maturity securities	$3,520	$—	$(75)	$3,445	$—

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. Treasury securities	$19,995	$5	$—	$—	$20,000
U.S. GSE residential mortgage-backed securities	11,016	—	(371)	—	10,645
U.S. GSE commercial mortgage-backed securities	1,520	—	(17)	—	1,503
Collateralized loan obligations	32,271	206	—	—	32,477
Corporate bonds	20,282	65	(1,217)	—	19,130
Total available for sale securities	$85,084	$276	$(1,605)	$—	$83,755

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,259	$—	$(81)	$1,178	$—
U.S. GSE commercial mortgage-backed securities	2,499	—	(68)	2,431	—
Total held to maturity securities	$3,758	$—	$(149)	$3,609	$—

The amortized cost and fair value of investment securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single date are shown separately.

	September 30, 2025
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Due after one year through five years	$2,000	$2,062
Five to ten years	34,088	33,709
Beyond ten years	27,775	27,755
U.S. GSE residential mortgage-backed securities	16,531	16,480
U.S. GSE residential collateralized mortgage obligations	13,421	13,483
U.S. GSE commercial mortgage-backed securities	6,545	6,548
Total securities available for sale	100,360	100,037
Securities held to maturity:
U.S. GSE residential mortgage-backed securities	1,070	1,022
U.S. GSE commercial mortgage-backed securities	2,450	2,423
Total securities held to maturity	3,520	3,445
Total investment securities	$103,880	$103,482

At September 30, 2025 and December 31, 2024, investment securities with a carrying amount of $38.3 million and $28.9 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities during the three and nine months ended September 30, 2025. There were no sales of securities during the three months ended September 30, 2024. For the nine months ended September 30, 2024, proceeds from sales of securities available for sale totaled $0.9 million, with an associated gross realized gain of $4 thousand.

There were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity other than securities issued by the U.S. government and its agencies at September 30, 2025 and December 31, 2024.

The following tables summarize securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$1,587	$(15)	$2,716	$(122)	5	$4,303	$(137)
U.S. GSE residential collateralized mortgage obligations	—	—	20	(3)	1	20	(3)
U.S. GSE commercial mortgage-backed securities	2,539	(45)	—	—	1	2,539	(45)
Collateralized loan obligations	14,683	(41)	—	—	3	14,683	(41)
Corporate bonds	1,000	(1)	10,761	(737)	7	11,761	(738)
Total available-for-sale	$19,809	$(102)	$13,497	$(862)	17	$33,306	$(964)

	December 31, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$9,523	$(227)	$1,122	$(144)	12	$10,645	$(371)
U.S. GSE commercial mortgage-backed securities	1,503	(17)	—	—	1	1,503	(17)
Corporate bonds	2,823	(56)	10,338	(1,161)	9	13,161	(1,217)
Total available-for-sale	$13,849	$(300)	$11,460	$(1,305)	22	$25,309	$(1,605)

Assessment of Available for Sale Debt Securities for Credit Risk

Management assesses the decline in fair value of investment securities periodically. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. The following is a discussion of the credit quality characteristics of portfolio segments carrying unrealized losses at September 30, 2025 and December  31, 2024.

Obligations of U.S. Government agencies and sponsored entities

The mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these mortgage-backed securities and collateralized mortgage obligations and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company considers these securities to carry zero loss estimates and no allowance for credit losses was recorded at September 30, 2025 and December 31, 2024.

Corporate bonds

The Company’s corporate bond portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of each individual investment. Management reviewed the collectibility of these investments, taking into account such factors as the financial condition of the issuers, reported regulatory capital ratios, and credit ratings, when available, and other factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its corporate bond portfolio as of September 30, 2025 and December 31, 2024.

Collateralized loan obligations (“CLO”)

The Company’s CLO portfolio is comprised of an actively managed portfolio of senior secured Class A Notes. Management considers the credit quality of each individual investment. Management reviewed the collectibility of these investments, taking into account such factors as the financial condition of the issuers and credit ratings, when available and other factors. All CLO securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its CLO portfolio as of September 30, 2025.

4. LOANS

The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented.

(in thousands)	September 30, 2025	December 31, 2024
Residential real estate	$751,455	$729,254
Multi-family	537,333	550,570
Commercial real estate	532,346	546,257
Commercial and industrial	161,240	145,457
Construction and land development	5,905	13,483
Consumer	404	503
Total loans	1,988,683	1,985,524
Allowance for credit losses	(22,354)	(22,779)
Total loans, net	$1,966,329	$1,962,745

At September 30, 2025 and December 31, 2024, the Company was servicing approximately $381.3 million and $338.8 million, respectively, of loans for others. The Company had $1.2 million and $11.0 million of SBA loans held for sale at September 30, 2025 and December 31, 2024, respectively. The Company had $7.6 million and $1.4 million of residential real estate loans held for sale at September 30, 2025 and December 31, 2024, respectively.

For the three months ended September 30, 2025 and 2024, the Company sold loans totaling approximately $44.5 million and $43.5 million, respectively, recognizing net gains of $1.5 million and $2.8 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company sold loans totaling approximately $137.2 million and $105.6 million, respectively, recognizing net gains of $6.1 million and $7.9 million, respectively.

The following tables summarize the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$6,692	$3,918	$5,402	$5,386	$151	$22	$21,571
Charge-offs	—	—	(426)	(168)	—	—	(594)
Recoveries	—	—	—	2	—	—	2
Provision for credit losses (1)	(1,083)	(32)	414	2,129	(52)	(1)	1,375
Ending balance	$5,609	$3,886	$5,390	$7,349	$99	$21	$22,354
(1)	Additional provision related to off-balance sheet exposure was a credit of $50 thousand for the three months ended September 30, 2025.

	Three Months Ended September 30, 2024
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$5,996	$4,266	$9,042	$4,177	$98	$65	$23,644
Charge-offs	—	(368)	—	(70)	—	—	(438)
Recoveries	—	—	—	—	—	—	—
Provision for credit losses	514	1,722	(2,652)	621	39	(44)	200
Ending balance	$6,510	$5,620	$6,390	$4,728	$137	$21	$23,406

	Nine Months Ended September 30, 2025
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$6,236	$5,284	$5,605	$5,447	$180	$27	$22,779
Charge-offs	—	(33)	(731)	(3,835)	—	—	(4,599)
Recoveries	—	—	—	29	—	—	29
Provision for credit losses (1)	(627)	(1,365)	516	5,708	(81)	(6)	4,145
Ending balance	$5,609	$3,886	$5,390	$7,349	$99	$21	$22,354
(1)	Additional provision related to off-balance sheet exposure was a debit of $137 thousand for the nine months ended September 30, 2025.

	Nine Months Ended September 30, 2024
				Commercial	Construction
	Residential	Multi-	Commercial	and	and Land
	Real Estate	Family	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$5,001	$4,671	$8,390	$1,419	$122	$55	$19,658
Charge-offs	—	(368)	(30)	(216)	—	—	(614)
Recoveries	—	—	—	12	—	—	12
Provision for credit losses (1)	1,509	1,317	(1,970)	3,513	15	(34)	4,350
Ending balance	$6,510	$5,620	$6,390	$4,728	$137	$21	$23,406
(1)	Additional provision related to off-balance sheet exposure was a debit of $190 thousand for the nine months ended September 30, 2024.

Allowance for Credit Losses on Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which is recorded in other liabilities. The provision for credit losses on unfunded commitments is recorded within the provision for credit losses on the Company’s income statement. The following table presents the allowance for credit losses for unfunded commitments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$501	$314	$314	$124
Provision for credit losses	(50)	—	137	190
Balance at end of period	$451	$314	$451	$314

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$7,492	$7,492	$—
Multi-family	—	449	—
Commercial real estate	1,062	2,246	3,307
Commercial and industrial	2,133	6,982	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$10,687	$17,169	$3,307

	December 31, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$5,497	$5,497	$—
Multi-family	864	864	—
Commercial real estate	5,300	5,325	—
Commercial and industrial	1,567	4,682	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$13,228	$16,368	$—

The Company recognized $296 thousand and $79 thousand of interest income on nonaccrual loans during the nine months ended September 30, 2025 and 2024, respectively.

Individually Analyzed Loans

The Company analyzes loans on an individual basis when management has determined that the loan no longer exhibits risk characteristics consistent with the risk characteristics existing in its designed pool of loans, under the Company’s CECL methodology. Loans individually analyzed include certain nonaccrual loans.

As of September 30, 2025, the amortized cost basis of individually analyzed loans amounted to $16.2 million, of which $15.2 million were considered collateral dependent. For collateral dependent loans where foreclosure is probable or the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral adjusted for sales costs and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following tables present the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of September 30, 2025 and December 31, 2024.

	September 30, 2025
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$7,288	$—
Multi-family (2)	442	64
Commercial real estate (2)	2,154	490
Commercial and industrial (1) (2) (3)	5,356	3,012
Total	$15,240	$3,566
(1)	Secured by residential real estate
(2)	Secured by commercial real estate
(3)	Secured by business assets

	December 31, 2024
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$5,783	$—
Multi-family (2)	864	—
Commercial real estate (2)	5,235	—
Commercial and industrial (1) (2) (3)	3,753	2,500
Total	$15,635	$2,500
(1)	Secured by residential real estate
(2)	Secured by commercial real estate
(3)	Secured by business assets

The following tables present the aging of the amortized cost basis in past due loans as of September 30, 2025 and December 31, 2024 by class of loans:

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
September 30, 2025	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$9,361	$1,871	$5,928	$17,160	$734,295	$751,455
Multi-family	1,421	—	449	1,870	535,463	537,333
Commercial real estate	4,034	7,454	5,264	16,752	515,594	532,346
Commercial and industrial	1,888	606	6,193	8,687	152,553	161,240
Construction and land development	—	—	—	—	5,905	5,905
Consumer	37	—	—	37	367	404
Total	$16,741	$9,931	$17,834	$44,506	$1,944,177	$1,988,683

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2024	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$5,215	$3,362	$4,229	$12,806	$716,448	$729,254
Multi-family	1,442	—	—	1,442	549,128	550,570
Commercial real estate	1,347	—	5,325	6,672	539,585	546,257
Commercial and industrial	2,533	661	4,305	7,499	137,958	145,457
Construction and land development	—	—	—	—	13,483	13,483
Consumer	—	—	—	—	503	503
Total	$10,537	$4,023	$13,859	$28,419	$1,957,105	$1,985,524

The Company may occasionally make modifications to loans where the borrower is considered to be in financial distress. Types of modifications include principal reductions, significant payment delays, term extensions, interest rate reductions or a combination thereof. The amount of principal reduction is charged-off against the allowance for credit losses.

The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025 and 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

Three Months Ended September 30, 2025
% of
Total
				Interest		Class of
	Principal	Payment	Term	Rate		Financing
(in thousands)	Reduction	Delay	Extension	Reduction	Combination	Receivable
Commercial real estate	$—	$1,142	$—	$—	$—	0.21%

	Nine Months Ended September 30, 2025
						% of
						Total
				Interest		Class of
	Principal	Payment	Term	Rate		Financing
(in thousands)	Reduction	Delay	Extension	Reduction	Combination	Receivable
Commercial real estate	$—	$1,142	$—	$—	$—	0.21%
Commercial and industrial	—	—	241	—	—	0.15
Total	$—	$1,142	$241	$—	$—	0.07%

For the Three and Nine Months Ended September 30, 2024
% of
Total
				Interest		Class of
	Principal	Payment	Term	Rate		Financing
(in thousands)	Reduction	Delay	Extension	Reduction	Combination	Receivable
Multi-family	$1,140	$—	$—	$—	$—	0.20%

The Company had no commitment to lend additional funds to borrowers for which modifications described above were made during the three and nine months ended September 30, 2025 and 2024.

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. No such loans that have been modified in the twelve month periods preceeding September 30, 2025 and September 30, 2024 were past due.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
			Weighted
			Average
			Term
	Principal	Payment	Extension
(in thousands)	Reduction	Delay	(in months)
Commercial real estate	$—	$46	—

	Nine Months Ended September 30, 2025
			Weighted
			Average
			Term
	Principal	Payment	Extension
(in thousands)	Reduction	Delay	(in months)
Commercial real estate	$—	$46	—
Commercial and industrial	—	—	36

For the Three and Nine Months Ended September 30, 2024
Weighted
		Weighted	Average
		Average	Term
	Principal	Interest Rate	Extension
(in thousands)	Reduction	Reduction	(in months)
Multi-family	$362	—%	—

Upon the Company’s determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. During the three and nine months ended September 30, 2025 and 2024, no loans that were modified to borrowers experiencing financial difficulty had a payment default within twelve months of modification.

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

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at September 30, 2025 and gross charge-offs for the nine months ended September 30, 2025:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$103,252	$138,095	$156,343	$145,338	$40,196	$129,603	$—	$25,583	$738,410
Special Mention	—	—	525	1,408	1,188	1,455	—	—	4,576
Substandard	1,144	382	2,392	—	515	3,433	—	—	7,866
Total Residential real estate	104,396	138,477	159,260	146,746	41,899	134,491	—	25,583	750,852
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Pass	15,364	2,741	37,247	322,712	90,091	68,729	—	—	536,884
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	449	—	—	449
Total Multi-family	15,364	2,741	37,247	322,712	90,091	69,178	—	—	537,333
Current period gross charge-offs	—	—	—	—	—	33	—	—	33

Commercial real estate
Pass	81,067	55,516	68,913	159,971	38,161	103,458	—	—	507,086
Special Mention	176	289	477	9,534	—	3,003	—	—	13,479
Substandard	—	8,854	289	938	—	1,700	—	—	11,781
Total Commercial real estate	81,243	64,659	69,679	170,443	38,161	108,161	—	—	532,346
Current period gross charge-offs	—	—	426	—	305	—	—	—	731

Commercial and industrial
Pass	40,772	42,568	37,833	7,265	4,635	3,725	—	—	136,798
Special Mention	—	941	14,949	—	941	391	—	—	17,222
Substandard	14	2,731	1,433	1,116	1,076	850	—	—	7,220
Total Commercial and industrial	40,786	46,240	54,215	8,381	6,652	4,966	—	—	161,240
Current period gross charge-offs	—	1,266	69	2,500	—	—	—	—	3,835

Construction and land development
Pass	661	1,464	—	—	—	—	—	—	2,125
Special Mention	—	—	—	3,780	—	—	—	—	3,780
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	661	1,464	—	3,780	—	—	—	—	5,905
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	44	83	263	14	—	—	—	—	404
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	44	83	263	14	—	—	—	—	404
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Loans	$242,494	$253,664	$320,664	$652,076	$176,803	$316,796	$—	$25,583	$1,988,080

Gross charge-offs	$—	$1,266	$495	$2,500	$305	$33	$—	$—	$4,599
(1)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $603,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at September 30, 2025. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See “Note 10 – Derivatives” for more information on the fair value hedge.

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at December 31, 2024:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$81,599	$180,498	$193,204	$58,694	$33,539	$143,580	$—	$25,004	$716,118
Special Mention	407	877	585	1,199	2,110	768	—	—	5,946
Substandard	—	514	679	589	—	3,467	—	1,418	6,667
Total Residential real estate	82,006	181,889	194,468	60,482	35,649	147,815	—	26,422	728,731

Multi-family
Pass	2,814	3,393	292,430	159,094	35,368	56,158	—	—	549,257
Special Mention	—	—	—	—	—	450	—	—	450
Substandard	—	—	—	863	—	—	—	—	863
Total Multi-family	2,814	3,393	292,430	159,957	35,368	56,608	—	—	550,570

Commercial real estate
Pass	69,436	83,159	173,301	78,044	21,870	104,957	—	—	530,767
Special Mention	—	911	1,709	3,866	399	1,298	—	—	8,183
Substandard	—	—	—	2,790	483	4,034	—	—	7,307
Total Commercial real estate	69,436	84,070	175,010	84,700	22,752	110,289	—	—	546,257

Commercial and industrial
Pass	49,979	69,149	8,834	6,022	1,375	2,496	—	—	137,855
Special Mention	236	251	—	544	805	416	—	—	2,252
Substandard	42	815	2,500	1,261	249	483	—	—	5,350
Total Commercial and industrial	50,257	70,215	11,334	7,827	2,429	3,395	—	—	145,457

Construction and land development
Pass	921	3,288	—	5,473	—	—	—	—	9,682
Special Mention	—	—	—	3,801	—	—	—	—	3,801
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	921	3,288	—	9,274	—	—	—	—	13,483

Consumer
Pass	138	292	73	—	—	—	—	—	503
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	138	292	73	—	—	—	—	—	503

Total Loans	$205,572	$343,147	$673,315	$322,240	$96,198	$318,107	$—	$26,422	$1,985,001
(1)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $523,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See “Note 10 – Derivatives” for more information on the fair value hedge.

5. EQUITY COMPENSATION PLANS

The Company’s 2021 and 2018 Equity Compensation Plans (the “2021 Plan” and the “2018 Plan,” respectively) provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 157,445 shares remain available for issuance at September 30, 2025. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 9,767 shares remain available for issuance at September 30, 2025.

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

There were 42,000 stock options exercised resulting in the net issuance (after netting the value of the exercise price and/or certain tax liabilities) of 14,332 shares of common stock during the nine months ended September 30, 2025. There were 99,392 stock options exercised resulting in the net issuance of 39,170 shares of common stock during the nine months ended September 30, 2024.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, January 1, 2025	58,000	$8.11	$835	0.82 years
Granted	—	—
Exercised	(42,000)	6.25
Forfeited	—	—
Outstanding, September 30, 2025 (1)	16,000	$13.00	$157	0.92 years
(1)	All outstanding options are fully vested and exercisable.

The following table presents information related to the stock option plan for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Intrinsic value of options exercised	$847	$736
Cash received from option exercises	—	103
Tax benefit from option exercises	296	229

There was no compensation expense attributable to stock options for the three and nine months ended September 30, 2025 and 2024.

Restricted Stock Awards

During the nine months ended September 30, 2025 and 2024, restricted stock awards of 57,250 shares and 59,161 shares, respectively, were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2025	236,203	$18.95
Granted	57,250	25.81
Vested	(73,240)	19.24
Forfeited	(17,259)	19.91
Unvested, September 30, 2025	202,954	$20.70

Compensation expense attributable to restricted stock awards was $283 thousand and $360 thousand for the three months ended September 30, 2025 and 2024, respectively. Compensation expense attributable to restricted stock awards was $956 thousand and $1,030 thousand for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, there was $3.2 million and $3.1 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 3.19 years and 3.00 years, respectively. The total fair value of shares vested during the nine months ended September 30, 2025 and 2024 was $1.8 million and $1.2 million, respectively.

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

The following table summarizes the unvested performance-based RSU activity for the nine months ended September 30, 2025:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2025	38,271	$19.73
Granted	22,345	26.30
Incremental performance shares vested	9,086	19.73
Vested	(42,484)	19.73
Forfeited	(4,873)	19.73
Unvested, September 30, 2025	22,345	$26.30

During the nine months ended September 30, 2025, the Company granted 22,345 RSUs. These performance-based RSUs cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2027.

Compensation expense attributable to RSUs was $40 thousand and $56 thousand, respectively, for the three months ended September 30, 2025 and 2024. Compensation expense attributable to RSUs was $252 thousand and $168 thousand, respectively, for the nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, there was $462 thousand and $31 thousand of total unrecognized compensation cost related to non-vested RSUs.

6. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The effects of accumulated other comprehensive income or loss is not included in computing regulatory capital. Management believes as of September 30, 2025, the Bank meets all capital adequacy requirements to which it is subject.

In addition to the minimum capital requirements discussed above, the Bank is also required to maintain a capital buffer above the requirements set forth in the capital adequacy regulations. Failure to maintain the required buffer could impair the Bank’s ability to pay dividends to the Company and to pay certain compensation to its executives.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s actual and required capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total capital to risk-weighted assets	$225,016	14.38%	$125,147	8.00%	$164,256	10.50%	$156,434	10.00%
Tier 1 capital to risk-weighted assets	205,434	13.13%	93,860	6.00%	132,969	8.50%	125,147	8.00%
Common equity tier 1 capital to risk-weighted assets	205,434	13.13%	70,395	4.50%	109,504	7.00%	101,682	6.50%
Tier 1 capital to average total assets	205,434	9.15%	89,853	4.00%	N/A	N/A	112,316	5.00%

December 31, 2024
Total capital to risk-weighted assets	$220,696	14.58%	$121,127	8.00%	$158,979	10.50%	$151,408	10.00%
Tier 1 capital to risk-weighted assets	201,744	13.32%	90,845	6.00%	128,697	8.50%	121,127	8.00%
Common equity tier 1 capital to risk-weighted assets	201,744	13.32%	68,134	4.50%	105,986	7.00%	98,416	6.50%
Tier 1 capital to average total assets	201,744	9.13%	88,382	4.00%	N/A	N/A	110,478	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend and debt service payments is dividends received from the Bank. During the nine months ended September 30, 2025 the Bank paid $4.9 million in cash dividends to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of September 30, 2025, the Bank had $26.0 million of retained net income available for dividends to the Company, without obtaining regulatory approval, provided that the Bank satisfies the regulatory capital requirements, including the capital conservation buffer, disclosed above.

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

Assets Measured at Fair Value on a Recurring Basis

The following presents fair value measurements on a recurring basis at September 30, 2025 and December 31, 2024:

	September 30, 2025
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$16,480	$—	$16,480	$—
U.S. GSE residential collateralized mortgage obligations	13,483	—	13,483	—
U.S. GSE commercial mortgage-backed securities	6,548	—	6,548	—
Collateralized loan obligations	32,766	—	32,766	—
Corporate bonds	30,760	—	30,760	—
Loan servicing rights	6,431	—	—	6,431
Total	$106,468	$—	$100,037	$6,431

Financial liabilities:
Derivatives	$1,210	$—	$1,210	$—

	December 31, 2024
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. Treasury securities	$20,000	$—	$20,000	$—
U.S. GSE residential mortgage-backed securities	10,645	—	10,645	—
U.S. GSE commercial mortgage-backed securities	1,503	—	1,503	—
Collateralized loan obligations	32,477	—	32,477	—
Corporate bonds	19,130	—	19,130	—
Loan servicing rights	6,016	—	—	6,016
Derivatives	68	—	68	—
Total	$89,839	$—	$83,823	$6,016

Financial liabilities:
Derivatives	$927	$—	$927	$—

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

The fair value of collateral-dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Non-real estate collateral may be valued using an appraisal, net book value per the borrowers financial statements, adjusted or discounted based on management’s knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral-dependent loans are evaluated on a quarterly basis and adjusted in accordance with the allowance policy.

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. The fair value of loan servicing rights related to residential mortgage loans at September 30, 2025 was determined based on discounted expected future cash flows using discount rates ranging from 12.3% to 14.8%, prepayment speeds ranging from 17.8% to 19.0% and a weighted average life ranging from 1.6 to 3.6 years. Fair value at December 31, 2024 for loan servicing rights related to residential mortgage loans was determined based on discounted expected future cash flows using discount rates ranging from 13.0% to 15.5%, prepayment speeds ranging from 18.0% to 19.4% and a weighted average life ranging from 2.0 to 3.5 years.

The fair value of loan servicing rights for SBA loans at September 30, 2025 was determined based on discounted expected future cash flows using discount rates ranging from 6.9% to 47.1%, prepayment speeds ranging from 7.5% to 29.8% and a weighted average life ranging from 0.5 to 5.5 years. The fair value of loan servicing rights for SBA loans at December 31, 2024 was determined based on discounted expected future cash flows using discount rates ranging from 5.5% to 43.4%, prepayment speeds ranging from 9.3% to 35.0% and a weighted average life ranging from 0.8 to 5.1 years.

The Company has determined these are mostly unobservable inputs and considers them Level 3 inputs within the fair value hierarchy.

The following table presents the changes in mortgage servicing rights for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$6,449	$5,465	$6,016	$4,668
Additions	178	518	1,129	1,596
Adjustment to fair value	(196)	(218)	(714)	(499)
Balance at end of period	$6,431	$5,765	$6,431	$5,765

Assets Measured at Fair Value on a Non-recurring Basis

There were no assets measured at fair value on a non-recurring basis as of December 31, 2024. Assets measured at fair value on a non-recurring basis as of September 30, 2025 are summarized below:

	September 30, 2025
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans:
Multi-family	$378	$—	$—	$378
Commercial real estate	656	—	—	656
Commercial and industrial	854	—	—	854
Total collateral-dependent loans	$1,888	$—	$—	$1,888

The fair value amounts shown in the table above are individually analyzed loans net of reserves allocated to said loans. The total reserves allocated to these loans were $3.6 million at September 30, 2025.

The table below presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis at September 30, 2025:

				Range
September 30, 2025	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
(Dollar in thousands)
Collateral-dependent loans:
Multi-family	$378	Income approach	Adjustments to	12.00%
			appraised value	(12.00%)
Commercial real estate	656	Income approach	Adjustments to	8.00%
			appraised value	(8.00%)
Commercial and industrial	854	Sales comparison approach	Adjustments to	12.00%
			appraised value	(12.00%)
Total collateral-dependent loans	$1,888

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at September 30, 2025 and December 31, 2024:

	September 30, 2025
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$167,569	$167,569	$—	$—	$167,569
Securities held-to-maturity	3,520	—	3,445	—	3,445
Loans, net	1,966,329	—	—	1,957,727	1,957,727
Accrued interest receivable	11,824	—	1,130	10,694	11,824

Financial liabilities:
Time deposits	562,304	—	563,054	—	563,054
Demand and other deposits	1,412,519	1,412,519	—	—	1,412,519
Borrowings	100,725	—	101,433	—	101,433
Subordinated debentures	24,729	—	26,243	—	26,243
Accrued interest payable	1,810	8	1,802	—	1,810

	December 31, 2024
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$162,857	$162,857	$—	$—	$162,857
Securities held-to-maturity	3,758	—	3,609	—	3,609
Loans, net	1,962,745	—	—	1,940,452	1,940,452
Accrued interest receivable	11,849	—	931	10,918	11,849

Financial liabilities:
Time deposits	497,770	—	498,226	—	498,226
Demand and other deposits	1,456,513	1,456,513	—	—	1,456,513
Borrowings	107,805	—	107,530	—	107,530
Subordinated debentures	24,689	—	30,909	—	30,909
Accrued interest payable	1,532	5	1,527	—	1,532

8. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances

At September 30, 2025 and December 31, 2024, FHLB term borrowings outstanding were $100.7 million and $107.8 million, respectively, all of which were fixed rate.

There were no FHLB overnight borrowings outstanding at September 30, 2025 and December 31, 2024.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by residential and commercial mortgage loans under a blanket lien arrangement at September 30, 2025 and December 31, 2024. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $175.8 million and $97.9 million at September 30, 2025 and December 31, 2024, respectively.

The following tables set forth the contractual maturities in the next five years and weighted average interest rates of the Company’s fixed rate FHLB advances (dollars in thousands):

	Balance at September 30,
	2025
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2026, rates from 4.29% to 4.98%	40,475	4.50%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	100,725	4.36%
Total FHLB advances	$100,725	4.36%

	Balance at December 31,
	2024
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2025, rates from 0.56% to 0.59%	7,080	0.58%
2026, rates from 4.29% to 4.98%	40,475	4.50%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	107,805	4.11%
Total FHLB advances	$107,805	4.11%

Federal Reserve Borrowings

The Company pledges residential and commercial loans and investments to the Federal Reserve Bank of New York’s Discount Window. Based on this collateral, the Company was eligible to borrow up to $101.5 million and $247.2 million as of September 30, 2025 and December 31, 2024, respectively. The Company did not have any outstanding borrowings against this line as of September 30, 2025 and December 31, 2024.

Correspondent Bank Borrowings

At September 30, 2025, approximately $92.0 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at September 30, 2025 and December 31, 2024.

9. SUBORDINATED DEBENTURES

In October 2020, the Company completed the private placement of $25.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2030 (the “Notes”) to certain qualified institutional buyers and accredited investors. The Notes bore interest, payable semi-annually, at the rate of 5.00% per annum, until October 15, 2025. From and including October 15, 2025 through maturity or earlier redemption, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 487.4 basis points. The Company may, at its option, beginning with the interest payment date of October 15, 2025, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, subject to the receipt of any required regulatory approval. The Notes are not subject to redemption at the option of the holders of the Notes. The portion of the proceeds of these subordinated notes contributed to the Bank is included as a component of the Bank’s Tier 1 capital for regulatory reporting.

At September 30, 2025 and December 31, 2024, the unamortized issuance costs of the Notes were $0.3 million. For the three months ended September 30, 2025 and 2024, $13 thousand in issuance costs were recorded in interest expense. For the nine months ended September 30, 2025 and 2024, $40 thousand in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

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

The following sets forth information regarding the Company’s derivative financial instruments as of the dates indicated:

	Assets		Liabilities
	Notional		Notional
(in thousands)	Amount	Fair Value (1)	Amount	Fair Value (1)
September 30, 2025
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$—	$—	$75,000	$(675)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(535)
Total	$—	$—	$125,000	$(1,210)

December 31, 2024
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$25,000	$68	$50,000	$(451)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(476)
Total	$25,000	$68	$100,000	$(927)
(1)	Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps with notional amounts totaling $75.0 million as of September 30, 2025 and December 31, 2024, were designated as cash flow hedges of certain Brokered Certificates of Deposit. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Gain (loss) recognized in other comprehensive income, net of tax	$43	$(1,231)	$(227)	$(175)
(Loss) gain recognized in interest expense	(1)	184	(3)	557

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

The following table presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net gain on hedged items recorded in interest income on loans	$12	$28	$21	$32
(Loss) gain on hedge recorded in interest income on loans	(28)	93	(84)	284

At September 30, 2025 and December 31, 2024, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges.

	September 30,	December 31,
(in thousands)	2025	2024
Loans receivable:
Carrying amount of the hedged assets(1)	$50,000	$50,000
Fair value hedging adjustment included in the carrying amount of the hedged assets	603	523
(1)	This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in the hedging relationships was $332.7 million and $379.3 million, respectively. The cumulative basis adjustments associated with these hedging relationships was $0.6 million and $0.5 million, respectively, and the amounts of the designated hedged items were $50.0 million and $50.0 million, respectively.

Credit-Risk-Related Contingent Features

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At September 30, 2025 and December 31, 2024, the Company posted $1.2 million and $0.7 million, respectively, in collateral to its counterparties in a net liability position.

11. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the periods indicated:

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at July 1, 2025	$(658)	$(569)	$(1,227)
Other comprehensive income, before reclassification	406	43	449
Amount reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	406	43	449
Balance at September 30, 2025	$(252)	$(526)	$(778)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at July 1, 2024	$(1,399)	$72	$(1,327)
Other comprehensive income (loss), before reclassification	438	(1,231)	(793)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	438	(1,231)	(793)
Balance at September 30, 2024	$(961)	$(1,159)	$(2,120)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2025	$(1,035)	$(299)	$(1,334)
Other comprehensive income (loss), before reclassification	783	(227)	556
Amount reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	783	(227)	556
Balance at September 30, 2025	$(252)	$(526)	$(778)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2024	$(1,466)	$(984)	$(2,450)
Other comprehensive income (loss), before reclassification	508	(175)	333
Amount reclassified from accumulated other comprehensive income	(3)	—	(3)
Net current period other comprehensive income (loss)	505	(175)	330
Balance at September 30, 2024	$(961)	$(1,159)	$(2,120)

There were no significant amounts reclassified out of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024.

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

The CODM is provided with the Company’s consolidated statements of financial condition and income and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statements of income. These results are used to measure the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment and in establishing compensation. All revenues are derived from banking operations within the United States, and for the three and nine months ended September 30, 2025 and 2024, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

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

Factors that may cause actual results or earnings to differ materially from such forward-looking statements include those set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated by the Company’s subsequent filings with the SEC and, among others, the following:

●	Changes in monetary and fiscal policies of the FRB and the U. S. Government, particularly related to changes in interest rates, money supply and inflation, may affect interest margins and the fair value of financial instruments;
●	Changes in general economic conditions, either nationally or in our market areas, including due to increased market volatility related to government policy or the impact of tariffs or trade policy, that are different than expected and the impact of changing political conditions or federal government shutdowns;
●	The ability to enhance revenue through increased market penetration, expanded lending capacity and product offerings;
●	Occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, or outbreaks of hostilities, such as between Russia and Ukraine and in the Middle East, or the effects of climate change, and the ability of the Company to deal effectively with disruptions caused by the foregoing;
●	Legislative, regulatory or policy changes, including those relating, but not limited, to banking, securities, rent regulation and housing, financial accounting and reporting, environmental protection and insurance matters and the impact of such changes, as well as our ability to comply such changes in a timely manner;
●	Downturns in demand for loan, deposit and other financial services in the Company’s market area and the adequacy of the allowance for credit losses;
●	Increased competition from other banks and non-bank providers of financial services;
●	Technological changes and increased technology-related costs;
●	A breach of our information systems security, including the occurrence of a cyber incident or a deficiency in cyber security; and

●	Changes in accounting principles, or the application of generally accepted accounting principles.

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

The Bank remains focused on expanding its core verticals and continues to originate loans for its portfolio and for sale in the secondary market under its residential flow origination program. During the quarters ended September 30, 2025 and 2024, the Company sold $21.4  million and $16.5 million, respectively, of residential loans under its flow origination program and recorded gains on sale of loans held-for-sale of $0.5 million and $0.4 million, respectively.

During the quarters ended September 30, 2025 and 2024, the Company sold approximately $11.4 million and $27.1 million, respectively, in government guaranteed SBA loans and recorded gains on sale of loans held-for-sale of $0.9 million and $2.4 million, respectively. SBA loan originations and gains on sale were lower than expected due to a confluence of factors. One factor is the impact of the “higher-for-longer” interest rate environment that management believes has both worsened the financial condition of and reduced demand among small business borrowers, resulting in a lower volume of creditworthy customers. Another factor is the negative impact of and uncertainty created by tariffs, which we believe have also dampened loan demand among borrowers in certain industries. A third factor is the Bank’s decision to tighten credit standards over the course of the last year. Although management continues to believe this to be a prudent measure, it has nonetheless resulted in a lower volume of loan approvals. Taken together these and other factors have adversely impacted SBA loan originations and closings. The Bank concluded the third quarter of 2025 with C&I loan originations of approximately $24.1 million. Based on its existing pipeline, the Bank expects C&I lending and deposit activity to grow as the year progresses.

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

Financial Performance Summary

As of or for the three and nine months ended September 30, 2025 and 2024

(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue (1)	$18,008	$17,056	$54,725	$50,436
Non-interest expense	12,013	12,238	40,625	34,712
Provision for credit losses	1,325	200	4,282	4,540
Net income	3,491	3,539	7,455	8,444
Net income per share - diluted	0.47	0.48	1.00	1.14
Return on average assets	0.61%	0.62%	0.44%	0.50%
Return on average stockholders' equity (2)	6.90%	7.35%	5.00%	5.93%
Tier 1 leverage ratio	9.15%	8.85%	9.15%	8.85%
Common equity tier 1 risk-based capital ratio	13.13%	12.99%	13.13%	12.99%
Tier 1 risk-based capital ratio	13.13%	12.99%	13.13%	12.99%
Total risk-based capital ratio	14.38%	14.24%	14.38%	14.24%
Total stockholders' equity/total assets (3)	8.66%	8.26%	8.66%	8.26%
Tangible common equity ratio (non-GAAP) (2)	7.89%	7.49%	7.89%	7.49%
Efficiency ratio (4)	66.71%	71.75%	74.23%	68.82%
(1)	Represents net interest income plus total non-interest income.
(2)	Includes common stock and Series A preferred stock.
(3)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

At September 30, 2025 the Company, on a consolidated basis, had total assets of $2.3 billion, total deposits of $2.0 billion and total stockholders’ equity of $201.8 million. The Company recorded net income of $3.5 million, or $0.47 per diluted share (including Series A preferred shares) for the three months ended September 30, 2025 compared to net income of $3.5 million, or $0.48 per diluted share (including Series A preferred shares), for the same period in 2024.

During the quarter ended September 30, 2025, net interest income increased $2.1 million and non-interest expense decreased $0.2 million compared to the September 30, 2024 quarter. These were offset by an increase of $1.1 million in provision for credit losses and a decrease of $1.2 million in non-interest income, particularly a decrease in gain on sale of loans held for sale of $1.4 million, resulting in flat earnings between these periods.

The Company’s return on average assets and return on average stockholders’ equity were 0.61% and 6.90%, respectively, for the three months ended September 30, 2025, versus 0.62% and 7.35%, respectively, for the comparable 2024 quarter.

Total non-accrual loans at September 30, 2025 were $17.2 million, or 0.86% of total loans, compared to $16.4 million, or 0.82% of total loans at December 31, 2024 and $15.4 million, or 0.77% of total loans, at September 30, 2024. The allowance for credit losses as a percentage of total non-accrual loans amounted to 130%, 139% and 152% at September 30, 2025, December 31, 2024 and September 30, 2024, respectively.

The Company’s efficiency ratio was 66.71% for the three months ended September 30, 2025, versus 71.75% in the September 30, 2024 quarter.

Critical Accounting Policies, Judgments and Estimates - To prepare financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Critical accounting estimates are accounting estimates where (a) the nature of the estimate is material due to levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (b) the impact of the estimate on financial condition or operating performance is material. At September 30, 2025, there have been no material changes to the Company’s critical accounting policies as compared to the critical accounting policies disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2024.

Financial Condition – Total assets of the Company were $2.3 billion at September 30, 2025 and at December 31, 2024. Total securities available for sale at September 30, 2025 were $100.0 million, an increase of $16.3 million from December 31, 2024, primarily driven by growth in collateralized mortgage obligations and corporate bonds. Total loans at September 30, 2025 and December 31, 2024 were $2.0 billion. Total deposits were $2.0 billion at September 30, 2025 and at December 31, 2024. Total borrowings and subordinated debt at September 30, 2025 were $125.5 million, including $100.7 million of outstanding FHLB advances, compared to $132.5 million at December 31, 2024.

At September 30, 2025, the residential loan portfolio amounted to $751.5 million, or 37.8% of total loans. Commercial real estate loans, including multi-family loans and construction and land development loans, totaled $1.1 billion or 54.1% of total loans at September 30, 2025. Commercial and industrial loans totaled $161.2 million or 8.1% of total loans at September 30, 2025.

Total deposits were $2.0 billion at September 30, 2025 and at December 31, 2024. Our loan to deposit ratio was 101% at September 30, 2025 and 102% at December 31, 2024. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 71.5% and 74.5% of total deposits at September 30, 2025 and December 31, 2024, respectively. At those dates, demand deposit balances represented 11.8% and 10.8% of total deposits. The Company’s municipal deposit program is built on long-standing relationships developed in the local marketplace. We believe that this core deposit business will continue to provide a stable source of funding for the Company’s lending products at costs lower than both consumer deposits and market-based borrowings. The Company continues to broaden its municipal deposit base and currently services 42 municipal customer relationships. At September 30, 2025, total municipal deposits were $513.6 million, representing 26.0% of total deposits, compared to $509.3 million, or 26.1% of total deposits at December 31, 2024. The weighted average rate on the municipal deposit portfolio was 3.47% at September 30, 2025. The aggregate amount of the Company’s outstanding uninsured deposits was $281.9 million or 14.3% of total deposits as of September 30, 2025 and $252.0 million or 12.9% of total deposits as of December 31, 2024.

Borrowings at September 30, 2025 and December 31, 2024 were $100.7 milliion and $107.8 million, respectively, comprised of outstanding FHLB advances. The Company had no borrowings outstanding under lines of credit with correspondent banks at September 30, 2025 and December 31, 2024.

Commercial Real Estate Statistics

The Company continues to actively manage its Multi-Family and Commercial Real Estate portfolios which resulted in a reduction in the commercial real estate concentration ratio to 362% of capital at September 30, 2025 from 385% at December 31, 2024. The Company will selectively explore Commercial Real Estate opportunities with an emphasis on relationship based Commercial Real Estate lending.

A significant portion of the Bank’s commercial real estate portfolio consists of loans secured by Multi-Family and CRE-Investor owned real estate that are predominantly subject to fixed interest rates for an initial period of 5 years. The Bank’s exposure to Land/Construction loans as of September 30, 2025 is not significant at $5.9 million, all at floating interest rates. As shown below, as of September 30, 2025, 28% of the loan balances in these combined portfolios will either have a rate reset or mature in 2025 and 2026, with another 56% with rate resets or maturing in 2027.

Multi-Family Market Rent Portfolio Fixed Rate Reset/Maturity Schedule					Multi-Family Stabilized Rent Portfolio Fixed Rate Reset/Maturity Schedule
Calendar Period	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate	Calendar Period	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate

2025	3	$1,531	$510	7.38%	2025	3	$4,622	$1,541	4.65%
2026	36	116,571	3,238	3.66%	2026	20	42,655	2,133	3.80%
2027	70	184,209	2,632	4.41%	2027	51	122,134	2,395	4.22%
2028	16	21,175	1,323	6.20%	2028	12	10,069	839	7.07%
2029	6	4,877	813	7.70%	2029	4	4,291	1,073	6.38%
2030+	6	14,563	2,427	6.23%	2030+	7	9,742	1,392	4.40%
Fixed Rate	137	342,926	2,503	4.41%	Fixed Rate	97	193,513	1,995	4.35%
Floating Rate	2	445	223	9.39%	Floating Rate	1	449	449	9.00%
Total	139	$343,371	$2,470	4.41%	Total	98	$193,962	$1,979	4.36%

CRE Investor Portfolio Fixed Rate Reset/Maturity Schedule
Calendar Period	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate

2025	19	$25,621	$1,348	7.00%
2026	32	38,468	1,202	5.17%
2027	88	148,355	1,686	4.86%
2028	28	30,613	1,093	6.65%
2029	5	5,970	1,194	6.70%
2030+	20	16,914	846	6.59%
Fixed Rate	192	265,941	1,385	5.47%
Floating Rate	8	10,493	1,312	9.11%
Total CRE-Inv.	200	$276,434	$1,382	5.60%

Stabilized Multi-Family Pro Forma Stress Results

The table below reflects a proforma stressed evaluation of the Bank’s multifamily stabilized loan portfolio as of September 30, 2025, using the primary assumption for a revised Debt Service Coverage Ratio (“DSCR”) calculation, for all loans where the current interest rate is below 6%. The current balance for these loans is recast at 6% (despite lower current market rates) with a 30-year amortization. The chart below reflects the impact of these adjustments on the portfolio. The projected loan to value (“LTV”) assumption resets all loans using a 6% cap rate (despite lower current cap rates) and the last reported property net operating income (“NOI”) to determine an implied property valuation and based on the current loan balance the resultant LTV.

Multi-Family Stabilized Rent Portfolio
DSCR Range	# Loans	Total O/S ($000's omitted)	% of Total MF Portfolio	Current Weighted Average LTV	Projected Weighted Average LTV

< 1.0	9	$13,946	3%	60%	96%
1.0 < x <1.2	22	68,884	13%	66%	75%
1.2 < x <1.3	17	38,089	7%	63%	68%
1.3 < x <1.5	15	31,301	5%	62%	61%
1.5 < x <2.0	22	33,500	6%	57%	54%
x > 2.0	13	8,242	2%	43%	31%
Total	98	$193,962	36%	62%	67%

As reflected above, the results show approximately 2.60%, or 9 loans totaling $14 million of the total multi-family portfolio would have proforma DSCR’s less than 1x while maintaining projected weighted average LTV’s under 100%. Approximately 93% or 89 loans totaling $180 million would possess DSCR’s greater than 1x while maintaining a projected weighted average LTV well within our policy guidelines. Additionally, 73% of the stabilized loans and 72% of the entire multi-family are further secured with personal guarantees from the borrowers. Based on the maturities and rate resets in the previous 12 months, we believe the overall demand for multifamily housing in our market will allow our borrowers to address any adverse impact proactively. Of the previous 12 months maturities and rate resets, 27% of the loan pool successfully refinanced with other institutions at market rates similar to those used in the above analysis and the balance remained with the Bank.

Rental breakdown of Multi-Family portfolio

The table below segments our portfolio of loans secured by Multi-Family properties based on rental terms and location as of September 30, 2025. As shown below, 64% of the combined portfolio is secured by properties subject to free market rental terms, which is the dominant tenant type. Both the Market Rent and Stabilized Rent segments of our portfolio present very similar average borrower profiles. The portfolio is primarily located in the New York City boroughs of Brooklyn, the Bronx and Queens.

Multi-Family Loan Portfolio - Loans by Rent Type
Rent Type	# Notes	Outstanding Loan Balance	% of Total Multi-Family	Avg Loan Size	LTV	Current DSCR	Avg # of Units
		($000's omitted)		($000's omitted)

Market	139	$343,371	64%	$2,470	61.7%	1.42	11
Location
Manhattan	7	$10,203	2%	$1,458	49.4%	1.91	14
Other NYC	91	$254,076	47%	$2,792	61.5%	1.40	9
Outside NYC	41	$79,092	15%	$1,929	63.7%	1.42	14

Stabilized	98	$193,962	36%	$1,979	61.8%	1.45	12
Location
Manhattan	7	$10,394	2%	$1,485	47.9%	1.71	19
Other NYC	80	$166,473	31%	$2,081	62.5%	1.42	11
Outside NYC	11	$17,095	3%	$1,554	62.9%	1.54	14

Office Property Exposure

The Bank’s exposure to the Office market is not significant. Loans secured by office space accounted for 2.67% of the total loan portfolio at September 30, 2025, with a total balance of $53.1 million, of which less than 1% is located in Manhattan. The pool has a 2.31x weighted average DSCR, a 52% weighted average LTV and less than $350,000 of exposure in Manhattan.

Liquidity and Capital Resources – Liquidity management is defined as the ability of the Company and the Bank to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve Bank of New York, FHLB and correspondent banks, which totaled $267.6 million and $246.6 million at September 30, 2025 and December 31, 2024, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit. At September 30, 2025, undrawn liquidity sources, which include cash and unencumbered securities and secured and unsecured funding capacity, totaled $712.2 million or approximately 253% of uninsured deposit balances.

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

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At September 30, 2025, total deposits were $2.0 billion, of which $553.6 million were time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. Insured and collateralized deposits, which include municipal deposits, accounted for approximately 86% of total deposits at September 30, 2025. At September 30, 2025 and December 31, 2024, the Company had $100.7 million and $107.8 million, respectively, in borrowings outstanding.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. Daily, management receives a current cash position update to ensure that all obligations are satisfied. On a weekly basis, appropriate senior management receives a current liquidity position report and a ninety day forecasted cash flow to ensure that all short-term obligations will be met and there is sufficient liquidity available. At September 30, 2025, the Bank had a total borrowing capacity of $814.1 million at the Federal Home Loan Bank of New York, of which $537.6 million was used to collateralize municipal deposits and $100.7 million was utilized for term advances. At September 30, 2025, the Bank had a $101.5 million collateralized line of credit from the Federal Reserve Bank of New York’s discount window with no outstanding borrowings. At September 30, 2025, the Bank had access to approximately $92 million in unsecured lines of credit extended by correspondent banks, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at September 30, 2025.

Our sources of wholesale funding included brokered deposits, listing service certificates of deposit and insured cash sweep (“ICS”) reciprocal deposits in excess of 20% of total liabilities, which balances totaled approximately $115.1 million, $2.4 million and $0, or 5.8%, 0.1% and 0.0% of total deposits, respectively, at September 30, 2025. We utilized brokered certificates of deposit and listing service certificates of deposit as alternatives to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our brokered certificates of deposit, we utilized interest rate swap contracts to effectively extend their duration and to fix their cost.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over the short and long terms. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $201.8 million at September 30, 2025 and $196.6 million at December 31, 2024. Retained earnings increased by $5.2 million due primarily to net income of $7.5 million for the nine months ended September 30, 2025, which was offset by $2.3 million of dividends declared. The accumulated other comprehensive loss at September 30, 2025 was 0.39% of total equity and was comprised of a $0.3 million after tax net unrealized loss on the investment portfolio and a $0.5 million after tax net unrealized loss on derivatives.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.15%, 13.13%, 13.13% and 14.38%, respectively, at September 30, 2025, exceeding all regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above the minimum capital requirements. At September 30, 2025, the Bank’s capital buffer was in excess of requirements.

On October 5, 2023, the Company announced that the Board of Directors approved a stock repurchase program. Under the repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. During the nine months ended September 30, 2025, the Company repurchased 25,264 shares of its common stock at an aggregate cost of $546 thousand. There were no share repurchases during the nine months ended September 30, 2024. The remaining buyback authority under the share repurchase program were 340,786 shares as of September 30, 2025. See “Part II – Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds” for additional information about repurchases of common stock.

The Company’s total stockholders’ equity to total assets ratio and tangible common equity to tangible assets ratio (“TCE ratio”) were 8.66% and 7.89%, respectively, at September 30, 2025, versus 8.50% and 7.73%, respectively, at December 31, 2024. The TCE ratio is a non-GAAP ratio. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to this non-GAAP ratio. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total stockholders’ equity and tangible assets to U.S. GAAP total assets at September 30, 2025 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity (3)	$201,833	Total assets	$2,331,580	8.66%	(1)
Less: goodwill	(19,168)	Less: goodwill	(19,168)
Less: core deposit intangible	(209)	Less: core deposit intangible	(209)
Tangible common equity (3)	$182,456	Tangible assets	$2,312,203	7.89%	(2)
(1)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio
(3)	Includes common stock and Series A preferred stock.

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

The Company’s Board of Directors approved the declaration of a $0.10 per share cash dividend on both common and Series A preferred shares payable on November 20, 2025 to stockholders of record on November 13, 2025.

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

Commitments to extend credit are agreements to lend to customers provided there are no violations of material conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2025 and December 31, 2024, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $169.7 million and $130.3 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2025 and December 31, 2024, letters of credit outstanding were approximately $1.8 million and $0.8 million, respectively.

Results of Operations – Comparison of the Three Months Ended September 30, 2025 and 2024 – The Company recorded net income of $3.5 million for each of the three months ended September 30, 2025 and 2024. During the quarter ended September 30, 2025, net interest income increased $2.1 million and non-interest expense decreased $0.2 million compared to the September 30, 2024 quarter. These were offset by an increase of $1.1 million in provision for credit losses and a decrease of $1.2 million in non-interest income, particularly a decrease in gain on sale of loans held for sale of $1.4 million, resulting in flat earnings between these periods.

Net Interest Income and Margin

The $2.1 million increase in net interest income for the three months ended September 30, 2025, versus the comparable 2024 quarter was due to improvement of the Company’s net interest margin to 2.74% in the 2025 quarter from 2.37% in the comparable 2024 quarter. The cost of interest-bearing liabilities decreased to 3.89% in the 2025 quarter from 4.53% in the comparable 2024 quarter, a decrease of 64 basis points. This decrease was partially offset by a 23 basis point decrease in the yield on interest earning assets to 5.94% in the 2025 quarter from 6.17% in the third quarter of 2024. Net interest income on a linked quarter basis increased $0.4 million or 2.89%, from a 5 basis point decrease in cost of interest-bearing liabilities, partially offset by a 4 basis point decrease on yield on interest earning assets.

The following table, “Net Interest Income Analysis”, presents for the three months ended September 30, 2025 and 2024, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

NET INTEREST INCOME ANALYSIS

For the Three Months Ended September 30, 2025 and 2024

(dollars in thousands)

	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(1)	Balance	Interest	Yield/Cost(1)
Assets:
Interest-earning assets
Loans(2)	$1,978,375	$29,951	6.01%	$2,019,384	$31,356	6.18%
Investment securities	99,816	1,604	6.38%	103,870	1,619	6.20%
Interest-earning cash	117,314	1,311	4.43%	69,204	934	5.37%
FHLB stock and other investments	7,821	128	6.49%	8,610	204	9.43%
Total interest-earning assets	2,203,326	32,994	5.94%	2,201,068	34,113	6.17%
Non interest-earning assets:
Cash and due from banks	10,083			9,360
Other assets	53,860			50,730
Total assets	$2,267,269			$2,261,158

Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$1,186,968	$11,207	3.75%	$1,209,030	$13,941	4.59%
Time deposits	493,724	5,097	4.10%	487,377	5,546	4.53%
Total interest-bearing deposits	1,680,692	16,304	3.85%	1,696,407	19,487	4.57%
Borrowings	106,866	1,141	4.24%	126,104	1,198	3.78%
Subordinated debentures	24,720	326	5.23%	24,666	326	5.26%
Total interest-bearing liabilities	1,812,278	17,771	3.89%	1,847,177	21,011	4.53%
Demand deposits	223,570			194,725
Other liabilities	30,622			27,826
Total liabilities	2,066,470			2,069,728
Stockholders' equity	200,799			191,430
Total liabilities and stockholders' equity	$2,267,269			$2,261,158
Net interest rate spread(3)			2.05%			1.64%
Net interest income/margin(4)		$15,223	2.74%		$13,102	2.37%
(1)	Annualized.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Provision and Allowance for Credit losses on Loans

The Company recorded a $1.4 million provision for credit losses on loans for the three months ended September 30, 2025, versus $0.2 million in the quarter ended September 30, 2024. Net charge-offs of $0.6 million were incurred during the quarter ended September 30, 2025. The September 30, 2025 allowance for credit losses was $22.4 million versus $22.8 million at December 31, 2024. The allowance for credit losses as a percentage of total loans was 1.12% at September 30, 2025 and 1.15% at December 31, 2024. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Reserve for Unfunded Commitments

The Company maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by borrowers. The amount of the reserve was $0.5 million at September 30, 2025 and $0.3 million at December 31, 2024. This reserve is determined based upon the outstanding volume of loan commitments at the end of each period. Any increases or reductions in this reserve are recognized in the provision for credit losses.

Non-interest Income

Non-interest income decreased by $1.2 million for the three months ended September 30, 2025 versus the comparable 2024 quarter. The decrease in non-interest income is primarily related to the decrease in the net gain on sale of loans held for sale which were partially offset by increases in loan servicing and related fee income, and service charges on deposit accounts.

Non-Interest Income

For the three and nine months ended September 30, 2025 and 2024

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Loan servicing and fee income	$1,057	$960	$3,221	$2,709
Service charges on deposit accounts	237	123	516	333
Net gain on sale of loans held for sale	1,451	2,834	6,101	7,926
Net gain on sale of investments available-for-sale	—	—	—	4
Other income	40	37	240	180
Total non-interest income	$2,785	$3,954	$10,078	$11,152

Non-interest Expense

Total non-interest expense decreased by $0.2 million for the three months ended September 30, 2025 versus the comparable 2024 quarter. The decrease in non-interest expense was primarily related to lower data processing costs from a recently converted core system.

Non-Interest Expense

For the three and nine months ended September 30, 2025 and 2024

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Salaries and employee benefits	$6,774	$6,840	$21,009	$18,901
Conversion expenses	—	—	3,180	—
Occupancy and equipment	1,960	1,799	5,706	5,412
Data processing	313	547	1,414	1,560
Professional fees	732	762	2,397	2,297
Federal deposit insurance premiums	334	360	1,036	1,043
Other expenses	1,900	1,930	5,883	5,499
Total non-interest expense	$12,013	$12,238	$40,625	$34,712

The Company recorded income tax expense of $1.2 million for an effective tax rate of 25.2% for the three months ended September 30, 2025, versus income tax expense of $1.1 million for an effective tax rate of 23.4% in the comparable 2024 quarter. We expect a normalized effective tax rate of 25.0% for the remainder of the year.

Results of Operations – Comparison of the Nine Months Ended September 30, 2025 and 2024 – The Company recorded net income of $7.5 million during the nine months ended September 30, 2025, versus net income of $8.4 million in the comparable 2024 period. The $0.9 million decrease in earnings for the nine months ended September 30, 2025, versus the comparable 2024 period resulted from a $5.9 million increase in non-interest expense, particularly a $2.1 million increase in salaries and employee benefits, and the one-time core system conversion expenses of $3.2 million, and a decrease of $1.1 million in non-interest income, primarily due to the decrease in the net gain on sale of loans held for sale. This was partially offset by a $5.4 million increase in net interest income, together with a $0.3 million decrease in the provision for credit losses, and a $0.4 million decrease in income tax expense.

Net Interest Income and Margin

The $5.4 million increase in net interest income for the nine months ended September 30, 2025, versus the comparable 2024 period was due to the improvement of the Company’s net interest margin to 2.73% in the 2025 nine month period from 2.41% in the comparable 2024 period. The cost of interest-bearing liabilities decreased to 3.95% in the 2025 nine months period from 4.45% in the comparable 2024 period, a decrease of 50 basis points. This decrease was partially offset by a 16 basis point decrease in the yield on interest earning assets to 5.98% in the 2025 period from 6.14% in the comparable 2024 period. The increase in the net interest margin was a result of the late 2024 and recent reductions in the Fed Funds effective rate and the liability sensitive nature of the Bank’s balance sheet.

The following table, “Net Interest Income Analysis”, presents for the nine months ended September 30, 2025 and 2024, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

NET INTEREST INCOME ANALYSIS

For the Nine Months Ended September 30, 2025 and 2024

(dollars in thousands)

	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(1)	Balance	Interest	Yield/Cost(1)
Assets:
Interest-earning assets
Loans(2)	$1,982,194	$89,720	6.05%	$2,006,142	$92,217	6.14%
Investment securities	95,086	4,223	5.94%	99,363	4,610	6.20%
Interest-earning cash	104,452	3,488	4.46%	60,202	2,445	5.42%
FHLB stock and other investments	7,957	449	7.54%	9,771	693	9.47%
Total interest-earning assets	2,189,689	97,880	5.98%	2,175,478	99,965	6.14%
Non interest-earning assets:
Cash and due from banks	9,603			8,431
Other assets	51,254			50,593
Total assets	$2,250,546			$2,234,502
Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$1,176,852	$33,311	3.78%	$1,162,587	$39,541	4.54%
Time deposits	490,607	15,475	4.22%	478,581	15,418	4.30%
Total interest-bearing deposits	1,667,459	48,786	3.91%	1,641,168	54,959	4.47%
Borrowings	111,280	3,469	4.17%	156,792	4,744	4.04%
Subordinated debentures	24,707	978	5.29%	24,653	978	5.30%
Total interest-bearing liabilities	1,803,446	53,233	3.95%	1,822,613	60,681	4.45%
Demand deposits	220,032			194,694
Other liabilities	27,677			26,944
Total liabilities	2,051,155			2,044,251
Stockholders' equity	199,391			190,251
Total liabilities and stockholders' equity	$2,250,546			$2,234,502
Net interest rate spread(3)			2.03%			1.69%
Net interest income/margin(4)		$44,647	2.73%		$39,284	2.41%
(1)	Annualized.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Provision for Credit Losses on Loans

The Company recorded a $4.1 million provision for credit losses on loans for the nine months ended September 30, 2025, versus $4.5 million recorded for the comparable period in 2024. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income dereased by $1.1 million for the nine months ended September 30, 2025 versus the comparable 2024 period. This decrease was driven by a total $1.8 million decrease in net gain on sale of loans held for sale, which were partially offset by a $0.5 million increase in loan servicing and fee income and a $0.2 million increase in service charges on deposit accounts.

Non-interest Expense

Total non-interest expense increased by $5.9 million for the nine months ended September 30, 2025 versus the comparable 2024 period. The increase in non-interest expense was primarily related to increases of $2.1 million in salaries and employee benefits and the one-time core system conversion expenses of $3.2 million. The increase in salaries and employee benefits expense for the nine months ended September 30, 2025 versus the comparable 2024 period was primarily related to additional headcount to staff the new Port Jefferson branch and expansion of the C&I lending vertical and lower deferred loan origination costs partially offset by lower incentive compensation expense resulting from reduced lending activity.

The Company recorded income tax expense of $2.4 million for an effective tax rate of 24.1% for the nine months ended September 30, 2025, versus income tax expense of $2.7 million for an effective tax rate of 24.5% in the comparable 2024 period.

Asset Quality - Total non-accrual loans at September 30, 2025 were $17.2 million, or 0.86% of total loans, compared to $16.4 million, or 0.82% of total loans at December 31, 2024, an increase of $0.8 million. The allowance for credit losses as a percentage of total non-accrual loans amounted to 130%, 139% and 152% at September 30, 2025, December 31, 2024 and September 30, 2024, respectively.

Total loans having credit risk ratings of Special Mention and Substandard were $66.4 million at September 30, 2025, versus $40.8 million at December 31, 2024. The Company’s Special Mention and Substandard loans were comprised of residential real estate, multi-family, commercial real estate loans, commercial and industrial loans (including SBA facilities) and construction and land development loans at September 30, 2025. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At September 30, 2025, the Company’s allowance for credit losses amounted to $22.4 million or 1.12% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 1.15% at December 31, 2024 and 1.17% at September 30, 2024. The Company recorded net loan charge-offs of $0.6 million for the three months ended September 30, 2025. Net loan charge-offs of $0.4 million were recorded during the three months ended September 30, 2024.

The Company recorded a $1.4 million provision for credit losses on loans for the three months ended September 30, 2025, versus $0.2 million recorded for the comparable period in 2024. Additional information regarding the ACL and the associated provisions recognized during the quarters ended September 30, 2025 and 2024 is presented in Note 4 to the unaudited consolidated financial statements. (See also Critical Accounting Policies, Judgments and Estimates contained herein).

ASSET QUALITY

September 30, 2025 versus December 31, 2024 and September 30, 2024

(dollars in thousands)

	As of or for the three months ended
	9/30/2025	12/31/2024	9/30/2024
Non-accrual loans	$17,169	$16,368	$15,365
Non-accrual loans held for sale	—	—	—
Loans greater than 90 days past due and accruing	3,307	—	—
Other real estate owned	—	—	—
Total non-performing assets (1)	$20,476	$16,368	$15,365

Loans held for sale	$8,852	$12,404	$16,721
Loans held for investment	1,988,683	1,985,524	2,005,813

Allowance for credit losses:
Beginning balance	$21,571	$23,406	$23,644
Provision	1,375	400	200
Charge-offs	(594)	(1,033)	(438)
Recoveries	2	6	—
Ending balance	$22,354	$22,779	$23,406

Allowance for credit losses as a % of total loans (2)	1.12%	1.15%	1.17%

Allowance for credit losses as a % of non-accrual loans (2)	130%	139%	152%

Non-accrual loans as a % of total loans (2)	0.86%	0.82%	0.77%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	1.03%	0.82%	0.76%

Non-performing assets as a % of total assets	0.88%	0.71%	0.66%

Non-performing assets to total loans held for sale and investment	1.03%	0.82%	0.76%
(1)	Non-performing assets defined as non-accrual loans, non-accrual loans held for sale, loans greater than 90 days past due and accruing and other real estate owned.
(2)	Excludes loans held for sale.

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

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at September 30, 2025 (dollars in thousands). The results are within the Company’s policy limits.

At September 30, 2025
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII(1)

(basis points)	EVE	Amount	%	(basis points)	NII(1)	Amount	%
+200	$176,340	$(29,349)	(14.3)	+200	$58,791	$(6,411)	(9.8)
+100	190,834	(14,855)	(7.2)	+100	62,139	(3,063)	(4.7)
0	205,689			0	65,202
-100	220,648	14,959	7.3	-100	68,623	3,421	5.2
-200	250,909	45,220	22.0	-200	71,773	6,571	10.1
-300	281,445	75,756	36.8	-300	74,703	9,501	14.6
(1)	Assumes 12 month time horizon.

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced	under the
Period	purchased	per share	programs	program (1)
July 2025	3,035	$21.10	3,035	363,015
August 2025	22,229	21.64	22,229	340,786
September 2025	—	—	—	340,786
(1)	In October 2023, the Company announced the adoption of a new stock repurchase program of up to 366,050 shares of its common stock. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of September 30, 2025, there were 340,786 shares remaining to be purchased in the program.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

HANOVER BANCORP, INC.

Dated: November 7, 2025	/s/ Michael P. Puorro
Michael P. Puorro
Chairman & Chief Executive Officer
(principal executive officer)

Dated: November 7, 2025	/s/ Lance P. Burke
Lance P. Burke
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)