Form 10-K
period 2025-12-31
Hanover Bancorp, Inc. /MD
filed 2026-03-13
CIK 1828588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock of $22.89 as of June 30, 2025, was $130.9 million.

As of March 6, 2026, the registrant had 7,172,128 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2026 Annual Meeting of Shareholders are incorporated by reference in Part III.

Hanover Bancorp, Inc.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of Hanover Bancorp, Inc. and its subsidiary, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) the impact of a pandemic or other health crises and the government’s response to such pandemic or crises on our operations as well as those of our customers and on the economy generally and in our market area specifically, (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (5) general economic conditions may be less favorable than expected; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Hanover Bancorp, Inc. is engaged; (8) the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts; (9) changing political conditions and the outcome of federal, state, and local elections and the resulting economic and other impact on the areas in which we conduct business; (10) changes and trends in the securities markets may adversely impact Hanover Bancorp, Inc.; (11) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (12) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (13) the impact of the strategic credit cleanup that we implemented during the fourth quarter of 2025; (14) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (15) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Hanover Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in Hanover Bancorp Inc.’s other filings with the Securities and Exchange Commission (the “Commission”). These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Hanover Bancorp, Inc. Hanover Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

Part I

Item 1.Business

Overview

Hanover Bancorp, Inc., a Maryland corporation (the “Company”), is the holding company for Hanover Community Bank (the “Bank”), a New York chartered community commercial bank focusing on highly personalized and efficient services and products responsive to local needs. On June 25, 2025, the Company completed its reincorporation from New York to Maryland. The Bank operates as a locally headquartered, community-oriented bank serving customers throughout the New York metro area from offices in Nassau, Suffolk, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York, and Freehold, Monmouth County, New Jersey. We opened the Bank’s Hauppauge Business Banking Center in Hauppauge, Suffolk County, New York in May 2023. In June 2025, we opened a full-service branch in Port Jefferson, Suffolk County, New York. As of December 31, 2025, we had total assets of $2.38 billion, total loans of $2.00 billion, total deposits of $2.03 billion and total stockholders’ equity of $200.3 million.

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

In October 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31. Accordingly, the Company reported a transition quarter that ran from October 1, 2023 through December 31, 2023.

In June 2025, the Company was added to the Russell 2000 Index. The Russell 2000 Index encompasses the 2,000 largest U.S.-traded stocks by objective, market-capitalization rankings, and style attributes. The Russell Indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies.

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

Commercial real estate. We offer real estate loans secured by multifamily properties and owner-occupied and non-owner occupied commercial properties. Our management team has extensive knowledge of the markets where we operate and our borrowers. We focus on what we believe to be high quality credits with acceptable loan-to-value ratios, income- producing properties with strong cash flow and collateral profiles. The weighted average LTV was 54% for this portfolio as of December 31, 2025.

Within the commercial real estate portfolio, multifamily loans are secured primarily by market rent properties and to a lesser extent rent controlled/stabilized properties located in New York City. The real estate securing our existing non-owner occupied commercial real estate loans is primarily mixed-use and commercial properties. Owner-occupied properties comprise a wide variety of property types, including offices, warehouses, retail centers, and hotels.

Our construction portfolio is small, representing only $11.1 million in total balances at December 31, 2025. Our construction and land development loans are comprised of commercial construction and land acquisition and development loans. Interest reserves are generally established on real estate construction loans. These loans are typically Prime-based and have maturities of fewer than 24 months. As of December 31, 2025, 100% of our real estate construction loan portfolio was secured by commercial properties.

Commercial and industrial. We provide a mix of variable and fixed rate commercial and industrial loans, which we refer to as C&I loans. The loans are typically made to small and medium-sized businesses for working capital needs, business expansions and trade financing. We extend commercial business loans on an unsecured and secured basis for working capital, accounts receivable and inventory financing, machinery and equipment purchases, and other business purposes. Generally, lines of credit have maturities ranging from twelve to twenty- four months, and “term loans” have maturities ranging from five to ten years. C&I loans generally provide for floating interest rates, with interest only payments for lines of credit and monthly payments of both principal and interest for term loans. We expect C&I lending to be a key component of our growth going forward. As of December 31, 2025, our commercial and industrial loans comprised $145.6 million, or 7.3%, of total loans held for investment.

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

We also have a municipal banking business, which has produced a significant level of deposits at cost-effective rates. The business provides banking services to public municipalities, including counties, cities, towns, and school districts, throughout the Long Island area. We believe this business is differentiated from our competitors in that the customers are long-term relationships of our team and are not transactional in nature. Furthermore, our focus is banking municipalities that are core to our branch footprint and where our brand resonates. This initiative is also consistent with our branch-lite and highly efficient approach to growing our balance sheet. The team and relationships we have allow us to compete throughout the Long Island market without the expense constraints of multiple physical locations. As of December 31, 2025, we had $700.7 million in municipal deposits at a weighted average rate of 3.01%.

Deposits serve as the primary source of funding for our interest-earning assets, but also generate non-interest revenue through insufficient funds fees, stop payment fees, safe deposit rental fees, ATM fees and debit card interchange and other miscellaneous fees.

Employees and Human Capital Resources

As of December 31, 2025, we employed 194 full-time employees. None of these employees are covered by a collective bargaining agreement. The Company provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical, Health Savings Account contribution for eligible plans, a 401(k) savings plan with a company match component and short-term and long-term disability coverage. Additional benefits offered include paid time off, dental, vision, life insurance and employee assistance. The Company’s compensation package is designed to maintain market competitive total rewards programs for all employees in order to attract and retain superior talent. We also implemented flexible scheduling, which has allowed us to remain competitive.

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

Supervision and Regulation

Overview

The Bank is chartered under the laws of the state of New York. Its deposits are insured under the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits, but it is not a member of the Federal Reserve System. The lending, investment, deposit-taking, and other business authority of the Bank is governed primarily by state and federal laws and regulations, and the Bank is prohibited from engaging in any operations not authorized by such laws and regulations. The Bank is subject to extensive regulation, supervision and examination by, and the enforcement authority of, the New York State Department of Financial Services (the “DFS”) and the FDIC, its primary federal regulator. The regulatory structure establishes a comprehensive framework of activities in which a non-member bank may engage and is primarily intended for the protection of depositors, customers and the DIF. The regulatory structure gives the regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”). While the Economic Growth Act maintained most of the regulatory structure established by the Dodd-Frank Act, it amended certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, such as the Bank, and for large banks with assets of more than $50 billion. In addition, the Economic Growth Act effected regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

Bank Regulation

Loans and Investments

New York chartered commercial banks and trust companies have authority to originate and purchase any type of loan, including commercial, commercial real estate, residential mortgages or consumer loans. Aggregate loans by a state commercial bank or trust company to any single borrower or group of related borrowers are generally limited to 15% of the institution’s capital stock, surplus fund and undivided profits, plus an additional 10% if secured by specified readily marketable collateral.

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

Lending Standards and Guidance

The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators’ Interagency Guidelines for Real Estate Lending Policies.

The FDIC, the Office of the Comptroller of the Currency (the “OCC”), and the FRB have also jointly issued the “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the  “CRE Guidance”). The CRE Guidance, which addresses land development, construction, and certain multifamily loans, as well as commercial real estate loans, does not establish specific lending limits but rather reinforces and enhances these agencies’ existing regulations and guidelines for such lending and portfolio management. Specifically, the CRE Guidance provides that a bank has a concentration in CRE lending if (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multifamily properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

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

Capitalization

The Bank is subject to risk-based and leverage capital standards by which all banks are evaluated in terms of capital adequacy. Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” FDIC rules define these five capital categories. Under current FDIC regulations, a bank is deemed to be “well capitalized” if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 8% or greater, has a common equity tier 1 capital ratio of 6.5% or greater, has a leverage ratio of 5% or greater, and is not subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received an unsatisfactory safety and soundness examination rating. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. As of December 31, 2025, the Bank was a “well-capitalized” bank, as defined by its primary federal regulator.

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

As a result of the capital conservation buffer rules, if the Bank fails to maintain the required minimum capital conservation buffer, the Bank may be unable to make capital distributions to us, which could negatively impact our ability to pay dividends, service debt obligations or repurchase common stock. In addition, such a failure could result in a restriction on our ability to pay certain cash bonuses to executive officers, negatively impacting our ability to retain key personnel. As of December 31, 2025, the Bank’s current capital levels exceeded the applicable minimum capital requirements, including the capital conservation buffer, as prescribed in the Basel III capital rules.

As a result of the Economic Growth Act, banking regulatory agencies adopted a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion that are not determined to be ineligible by their primary federal regulator due to their risk profile, which is referred to as a Qualifying Community Bank. The new definition expanded the ways that a Qualifying Community Bank may meet its capital requirements and be deemed “well capitalized.” The new rule established a community bank leverage ratio, or CBLR, equal to the tangible equity capital divided by the average total consolidated assets. Currently the minimum required CBLR is 9.0%.

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

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, including but not limited to:

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

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by nonaffiliates).

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

Item 1A. Risk Factors

As a financial services organization, we are subject to a number of risks inherent in our transactions and present in the business decisions we make. Set forth below is a summary of those risks, and then a more detailed discussion of the primary risks and uncertainties that, if realized, could have a material and adverse effect on our business, financial condition, results of operations, cash flows, liquidity and the value of our securities. The risks and uncertainties described below are not the only risks we face.

Summary of Risk Factors

Economic, Market and Investment Risks:

•	Inflationary pressures and rising prices may affect our results of operations and financial condition.
•	If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, we may experience a material adverse effect on our financial condition and results of operations.
•	A substantial portion of our business is in the New York metro area; therefore, our business is particularly vulnerable to an economic downturn in our primary market area.
•	The performance of our New York multifamily real estate loans could be adversely impacted by regulation.
•	We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.
•	We engage in lending secured by real estate and may be forced to foreclose on the collateral, subjecting us to the costs and potential risks associated with the ownership of the real property.
•	Other aspects of our business may be adversely affected by unfavorable economic, market, and political conditions.

Lending Activities Risks:

•	Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.
•	The non-guaranteed portion of SBA loans that we retain could expose us to various credit and default risks.
•	We have expanded the geographic scope of our SBA, and other government guaranteed lending, and this may expose us to greater and additional risks than lending in our primary trade area.
•	The recognition of gains on the sale of loans and servicing asset valuations reflect certain assumptions.
•	Imposition of limits by bank regulators on CRE lending activities could adversely affect our earnings.
•	The residential mortgage loans that we originate consist primarily of non-conforming residential mortgage loans which may be considered less liquid and riskier.
•	Interest rate shifts may reduce net interest income.

Credit Risks:

•	We may not be able to measure and limit our credit risk adequately, which could lead to unexpected losses.
•	Our emphasis on one- to four- family residential mortgage loans could adversely affect our financial condition.
•	Our niche lending products may expose us to greater risk than traditional lending products.
•	The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans.
•	Our allowance for credit losses may not be adequate to cover actual losses.
•	If our non-performing assets increase, our earnings will be adversely affected.
•

We are dependent on the use of data and modeling in our management’s decision-making, and faulty data or modeling approaches could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.

Liquidity Risks:

•	If we do not manage our liquidity effectively, our business could suffer.
•

Our growth strategy may require us to raise additional capital in the future to fund such growth, and the unavailability of additional capital on terms acceptable to us could adversely affect us or our growth.

•	Municipal deposits are an important source of funds for us and a reduced level of such deposits may hurt our profits.

Strategic Risks:

•	If we do not effectively execute our strategic plans, our business and results of operations may be negatively affected.
•	Any failure by us to manage acquisitions and other significant transactions successfully may have a material adverse effect on our results of operations, financial condition, and cash flows.
•	We have grown and may continue to grow through acquisitions.
•	Attractive acquisition opportunities may not be available to us in the future.

Competition Risks:

•	Competition in originating loans and attracting deposits may adversely affect our profitability.
•	We need to invest in innovation, and the inability or failure to do so may affect our business and earnings negatively.

Key Personnel Risks:

•	We rely heavily on our executive management team and other key personnel for our successful operation, and we could be adversely affected by the unexpected loss of their services.
•	If we are not able to attract, retain and motivate other key personnel, our business could be negatively affected.

Regulatory and Compliance Risks:

•

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us and our future growth.

•

Federal and State banking agencies periodically conduct examinations of our business and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could adversely affect us.

•	Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.
•	Increases in FDIC insurance premiums could adversely affect our earnings and results of operations.
•

Changes in tax laws and regulations, or changes in the interpretation of existing tax laws and regulations, may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

•	Failure to comply with stringent capital requirements could result in regulatory criticism, requirements and restrictions.
•	Financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
•	We are subject to numerous laws and regulations of certain regulatory agencies, and failure to comply with these laws could lead to a wide variety of sanctions.
•	The FRB may require us to commit capital resources to support the Bank, and we may not have sufficient access to such capital resources.
•	Our deposit services for businesses in the state licensed cannabis industry could expose us to liabilities and regulatory compliance costs.

Technology Risks:

•	Cyber-attacks or other security breaches could adversely affect our operations, net income or reputation.
•

We have a continuing need for technological change, and we may not have the resources to implement new technology effectively, or we may experience operational challenges when implementing new technology or technology needed to compete effectively with larger institutions may not be available to us on a cost-effective basis.

Operational Risks:

•	Many types of operational risks can affect our earnings negatively.
•	Our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.
•	We are subject to certain operational risks, including, but not limited to, customer, employee or third-party fraud and data processing system failures and errors.
•	We may be subject to environmental liabilities in connection with the real properties we own and the foreclosure on real estate assets securing our loan portfolio.
•	Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.
•	Pandemics, natural disasters, global climate change, acts of terrorism and global conflicts may have a negative impact on our business and operations.
•	Legal and regulatory proceedings and related matters could adversely affect us.
•	Societal responses to climate change could adversely affect our business and performance.

Common Stock and Trading Risks:

•	The price of our common stock could be volatile.
•

The holders of our existing and future debt obligations will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest.

•	Our dividend policy may change without notice and our future ability to pay dividends is subject to restrictions.
•	The inability to receive dividends from our subsidiary bank could impact our ability to maintain or increase the current level of cash dividends we pay to our stockholders.

Risk Factors

ECONOMIC, MARKET AND INVESTMENT RISKS

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation rose sharply at the end of 2021 and remained at a slightly elevated level through 2025. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, we may experience a material adverse effect on our financial condition and results of operations.

If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, we may experience a material adverse effect on our financial condition and results of operations. We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as a part of our liquidity management, we must use a number of funding sources in addition to deposits and repayments and maturities of loans and investments, which may include Federal Home Loan Bank of New York advances, Federal Reserve Bank of New York discount window advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

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

Our financial flexibility would be severely constrained if we were unable to maintain our access to funding or if adequate financing were not available at acceptable interest rates. Further, if we were required to rely more heavily on more expensive funding sources to support liquidity, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. If alternative funding sources were no longer available to us, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of December 31, 2025, we had a net unrealized loss of $0.3 million on our available for-sale investment securities portfolio. Our investment securities totaled $100.6 million, or 4.2% of total assets, at December 31, 2025. The details of this portfolio are included in Note 2 to the consolidated financial statements.

A substantial portion of our business is in the New York metro area; therefore, our business is particularly vulnerable to an economic downturn in our primary market area.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2025, 94% of our commercial real estate loan portfolio was secured by real estate located in the New York metro area. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio and have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for credit losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, financial condition and results of operations.

We also obtain a significant volume of deposits from municipal customers, primarily in Nassau and Suffolk Counties in New York. Approximately 34.5% of our deposits are from municipal customers, although no single municipal customer represents a concentration risk. A prolonged economic downturn which adversely effects tax revenues or other governmental funding sources could have an adverse impact on our ability to gather cost efficient deposits, and fund our loans and other investments, thereby adversely affecting our results of operations.

The performance of our New York multifamily real estate loans could be adversely impacted by regulation.

At December 31, 2025, our total multifamily rent regulated exposure in New York was approximately $175.9 million, or 9%, of our total loan portfolio. New York has enacted legislation increasing the restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20 percent each time a rental unit became vacant, (ii) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal. This legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing our multi-family loans or the future net operating income of such properties could potentially become impaired which, in turn, could have a material adverse effect on our financial condition and results of operations.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At December 31, 2025, approximately $1.8 billion, or 92%, of our total loan portfolio was secured by real estate, almost all of which is located in our primary lending market. Future declines in the real estate values in the New York metro area and Nassau County and surrounding markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.

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

We have historically originated an increasingly significant number of SBA loans, and sold a significant portion of the guaranteed portions of these loans on the secondary market. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2025, we held $181.6 million of SBA loans on our balance sheet, $140.1 million of which consisted of the non-guaranteed portion of SBA loans and $41.5 million consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations would be adversely impacted.

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

We have expanded the geographic scope of our SBA, and other government guaranteed lending, and this may expose us to greater and additional risks than lending in our primary trade area.

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

In 2006, the OCC, the FDIC, and the FRB (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the “CRE Guidance.” Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure will receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our commercial real estate and multifamily loans balance have decreased 3% in the aggregate for the year ended December 31, 2025 and commercial real estate loans represent 360% of our risk-based capital at December 31, 2025, a decrease from 385% at December 31, 2024.

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

The residential mortgage loans that we originate consist primarily of non-conforming residential mortgage loans which may be considered less liquid and riskier.

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

Our loan portfolio includes a significant concentration of one- to four- family residential mortgage loans. As of December 31, 2025, we had $777.0 million in one- to four- family residential mortgage loans, representing 39% of our total loan portfolio. Approximately 96% of these loans are secured by properties in the five boroughs of New York City, Nassau County and Suffolk County, New York and 64% of these loans are rental properties and are not owner-occupied. These loans expose us to credit risks that may be different from those related to loans secured by owner-occupied properties or commercial loans. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio and have an adverse impact on our revenues and financial condition. In addition, economic downturns in New York City could affect levels of employment in the New York metro area, which may affect the demand for rental housing. Any increase in rental vacancies, or reductions in rental rates, could adversely impact our borrowers and their ability to repay their loans. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, financial condition and results of operations.

Our niche lending products may expose us to greater risk than traditional lending products.

A significant portion of our lending activity is related to certain niche lending products, such as loans secured by investor owned, non-owner occupied one- to four-family properties and loans without third-party income verifications, which are considered non-qualified mortgage loans and which may expose us to greater risk of credit loss than that associated with more traditional lending products. Non-qualified mortgage loans are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. For the years ended December 31, 2025 and 2024, we originated $246.4 million and $130.4 million in non-qualified mortgage loans, respectively. During the years ended December 31, 2025 and 2024 we sold into the secondary market $92.3 million and $37.6 million, respectively of our non-qualified mortgages. Although we have developed underwriting standards and procedures designed to reduce the risk of loss, we can provide no assurance that these standards and procedures will be effective in reducing losses. Should we incur credit losses, it could adversely affect our results of operations.

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

We maintain an allowance for credit losses which represents management’s judgment of expected credit losses and risks inherent in our loan portfolio. As of December 31, 2025, our allowance for credit losses totaled $18.7 million, which represented approximately 0.93% of our total loans held for investment. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels, adequacy of collateral and historical peer charge-off data. The determination of the appropriate level of our allowance for credit losses is inherently highly subjective and requires management to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes.

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

At December 31, 2025, our non-performing assets, which consist of non-performing loans and OREO, were $22.3 million, or 0.93% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

Municipal deposits are an important source of funds for us and a reduced level of such deposits may hurt our profits.

Municipal deposits are an important source of funds for our lending and investment activities. At December 31, 2025, $700.7 million, or 34.5%, of our total deposits were comprised of municipal deposits, including public funds deposits from local government entities primarily domiciled in the State of New York. Given our use of these high-average balance municipal deposits as a source of funds, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds and we are forced to turn to borrowing sources for our lending and investment activities, the interest expense associated with such borrowings may be higher than the rates we are paying on our municipal deposits, which could adversely affect our net income.

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

Our success depends in large part on the performance of our key personnel at the Bank, who have substantial experience and tenure with the Bank and in the markets that we serve. Our continued success and growth depend in large part on the efforts of these key personnel, the support of our Directors, and ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees to complement and succeed to our core senior management team.

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

Pandemics, natural disasters, global climate change, acts of terrorism, global conflicts or other similar events have occurred in the past, and may in the future have, a negative impact on our business and operations. These events impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations and may have other adverse effects on us in ways that we are unable to predict.

Our business operations could be disrupted if significant portions of our workforce were unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Further, work-from-home and other modified business practices may introduce additional operational risks, including cybersecurity and execution risks, which may result in inefficiencies or delays, and may affect our ability to, or the manner in which we conduct our business activities. Disruptions to our clients could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans.

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

Shares of our common stock are equity interests and do not constitute indebtedness. In the event of any liquidation, dissolution or winding up of our business or of the Bank, our common stock would rank below all claims of debt holders against us. As of December 31, 2025, we had outstanding approximately $25.0 million in aggregate principal amount of subordinated notes. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our debt obligations must be satisfied before any distributions can be made to the holders of our common stock. To the extent that we issue additional debt obligations, the additional debt obligations will be of equal rank with, or senior to, our existing debt obligations and senior to our shares of common stock.

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

The inability to receive dividends from our subsidiary bank could impact our ability to maintain or increase the current level of cash dividends we pay to our stockholders.

The Company (i.e., the company on an unconsolidated basis) is a separate and distinct legal entity from the Bank, and a substantial portion of the revenues the Company receives consists of dividends from the Bank. These dividends are the primary funding source for the dividends we pay on our common stock and the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. If the Bank is unable to pay dividends to the Company, we might not be able to service our debt, pay our obligations, or pay dividends on our common stock. For further information see “Supervision and Regulation—Dividends.”

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The Company recognizes that risk is an intrinsic aspect of all areas of our business and activities. Effective risk management is vital to our success. A comprehensive risk management approach is fundamental to maintaining the trust of our customers and the efficacy of our financial services.

The Company’s Enterprise Risk Management (“ERM”) framework leverages the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) principles. This alignment is intended to bolster effective risk management practices that meet regulatory expectations. ERM considers all eight major risk categories including credit, market, liquidity, operational, compliance, reputation, legal, and strategic risk and further enhances the Company’s financial resiliency by integrating ERM with our capital and strategic planning processes. Cybersecurity is a major component of the broader operational risk category given the increase in risk due to the increased reliance on technology both for operating processes and delivery channels.

The Company is committed to safeguarding the confidentiality, integrity, and availability of our information assets, including in particular customer information, and information technology environment. The objective of our cybersecurity program is to minimize the potential and impact of cyber threats. Our comprehensive cybersecurity program is designed based upon the National Institute of Standards and Technology (“NIST”) cybersecurity framework and in accordance with applicable industry guidance inclusive of Federal Financial Institutions Examinations Council (“FFIEC”) Information Security program guidance and NYDFS guidance and requirements.

Our cybersecurity governance framework includes documented policies, procedures, and controls designed to mitigate cybersecurity risk. We also perform regular risk assessments of our infrastructure, network architecture, and software/systems using current threat intelligence received from a variety of sources. We employ various preventative and detective controls to block, monitor, and alert for suspicious activity. Additionally, we engage third-party experts to perform periodic internal and external assessments, including penetration testing and vulnerability scanning. We also maintain an ongoing education and training program designed to increase employee awareness and gauge risks relative to the human element. Moreover, we maintain a third-party risk management program designed to identify, assess, and mitigate risks, inclusive of cybersecurity risk, associated with third-party service providers and the Company’s supply chain vendors. Lastly, we engage third-party audit firms to periodically assess our IT general controls and information security.

We also maintain an Incident Response Plan that provides a structured framework for addressing potential or actual cybersecurity incidents. The procedures and detections/prevention mechanisms included in the Incident Response Plan are continuously refined to address evolving threats and alerts. The Incident Response Plan provides for the timely notification, escalation, and reporting of cybersecurity incidents to the Bank’s Operational Risk Management Committee, Enterprise Risk Management Committee, and the Board of Directors and/or the duly designated ERM Committee of the Board of Directors. It also includes for the timely notification to regulatory agencies, including but not limited to the FDIC, DFS, FRB and SEC as required or deemed appropriate. We also undertake periodic simulations and tabletop exercises to test our Incident Response Plan and ensure business resiliency and proper incident response management.

Cybersecurity Governance

The Bank has outsourced the Information Security Officer (“ISO”) role via a virtual Chief Information Security Officer (“vCISO”) relationship. The vCISO assists management to assess, operate, and remediate information security issues and gaps. The vCISO provides security leadership and advisory services in a consultative manner that effectively leads the Bank through ongoing information security assessment and improvement activities.

The Bank has an Information Security Manager (“ISM”), who is an active member of the following management-level committees: Incident Response Committee, IT Steering Committee, Change Control Committee, Product Management Committee, Project Management Committee, and Operational Risk Management Committee (“ORMC”). The ISM reports to the ORMC on a quarterly basis, or more frequently if needed, regarding the effectiveness and status of the cybersecurity program, material cybersecurity risks and key risk indicators, and material cybersecurity trends and developments.

The Bank has a team of Information Security and Third-Party Risk Management Analysts who are responsible for the daily execution of our Information Security, Business Continuity, and Vendor Risk Management Programs.

The vCISO reports to the Company’s Board Enterprise Risk Management Committee on a quarterly basis, or more frequently if needed. The vCISO reports on the overall cybersecurity program, material cybersecurity risks and key risk indicators, and material cybersecurity trends and developments. The vCISO also provides an annual Information Security report to the Company’s Board Enterprise Risk Management Committee and executive leadership team on the overall cybersecurity program, including material risks, key risk indicators, and emerging trends.

The ultimate responsibility, among management, for effective risk management, including cybersecurity risk, resides with the Chief Executive Officer (“CEO”). The Bank’s CEO and CISO (or their equivalent) annually certify compliance to the DFS as required under DFS regulations.

Material Cybersecurity Risks, Threats, and Incidents

Our cybersecurity program has been designed to mitigate risks from cyber-attacks. However, even with a strong internal control environment designed to mitigate risks, we are keenly aware that risks cannot be entirely eliminated. Notwithstanding our cybersecurity program’s effectiveness, the threat posed by cyber-attacks remains substantial. Additionally, we maintain cybersecurity insurance designed to further reduce residual risk. Nevertheless, due to the continuously shifting and evolving threat landscape and global geopolitical events, a portion of cyber risk remains inherently beyond full mitigation.

While we have experienced cybersecurity incidents in the past, we do not believe any of these incidents have materially affected or are reasonably likely to materially affect the Company or its operations and financial condition.

ITEM 2. Properties

The Bank owns its administrative headquarters and its Garden City Park branch and leases eight other branch locations. Our banking offices are located in Kings, Nassau, Suffolk, New York and Queens Counties in New York and in Monmouth County in New Jersey. Set forth below is certain information about the Bank’s offices:

●	Headquarters and Mineola Branch — 80 East Jericho Turnpike, Mineola, New York — this building has a branch on the first floor and the Company’s corporate and administrative offices on the second and third floors and was opened in 2017.
●	Garden City Park Branch — 2131 Jericho Turnpike, Garden City Park, New York — this one-story building houses the Bank’s original branch as well as its Residential Banking Team and was opened in 2009.
●	Flushing Branch — 138-29 39th Avenue, Flushing, New York — this is a ground floor branch opened in 2019.
●	Forest Hills Branch — 71-15 Austin Street, Forest Hills, New York — this is a ground floor branch opened in 2017.
●	Sunset Park Branch — 5512 8th Avenue, Brooklyn, New York — this three-story building has a branch on the ground floor and administrative offices on the second and third floors and was acquired as part of the Chinatown Federal Savings Bank acquisition in 2019.
●	Bowery Branch — 109 Bowery, New York, New York — this three-story building has a branch on the ground floor and administrative offices on the second and third floors and was acquired as part of the Chinatown Federal Savings Bank acquisition in 2019.
●	Rockefeller Center Branch — 600 5th Avenue, New York, New York — this is a branch located on the 17th floor of a 26-floor commercial building and was acquired as part of the Savoy acquisition in 2021.
●	Freehold Branch — 4400 Route 9, Freehold, NJ — this branch and administrative office is located on the second floor of three-story commercial office building and was opened in 2022.
●	Hauppauge Branch — 410 Motor Parkway, Hauppauge, New York — this branch is located on the third floor and has administrative offices on the third and fourth floor of a commercial office building and was opened in May 2023.
●	Port Jefferson Branch — 1 North Country Road, Port Jefferson, New York — this is a ground floor branch opened in June 2025.

ITEM 3. Legal Proceedings

From time to time we are party to various litigation matters incidental to the conduct of our business. At December 31, 2025, we are not party to any such legal proceeding the resolution of which we believe would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

Part II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Hanover Bancorp, Inc. trades on The Nasdaq Global Select Market under the symbol “HNVR”. As of December 31, 2025, we had approximately 378 holders of record of our common stock, not including the number of persons or entities holding stock in nominee or the street name through various banks and brokers.

We have paid a cash dividend of $0.10 per share on a quarterly basis to holders of our common stock. The future determination of our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock, and other factors deemed relevant by our Board of Directors. The Company (i.e., the company on an unconsolidated basis) is a separate and distinct legal entity from the Bank, and a substantial portion of the revenues the Company receives consists of dividends from the Bank. These dividends are the primary funding source for the dividends we pay on our common stock and the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. If the Bank is unable to pay dividends to the Company, we might not be able to service our debt, pay our obligations, or pay dividends on our common stock. For further information see “Supervision and Regulation—Dividends.”

There were no sales of unregistered securities during the quarter ended December 31, 2025.

The following table presents the information regarding purchases of common stock during the three months ended December 31, 2025:

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans or	under the plans or
Period	purchased	per share	programs	programs
October 2025	—	$—	—	340,786
November 2025	35,511	22.22	35,511	305,275
December 2025	21,200	23.24	21,200	284,075

In October 2023, the Company announced the adoption of a new share repurchase program of up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions. As of December 31, 2025, 284,075 shares remained available for repurchase under the program.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results or our operations for the years ended December 31, 2025 and 2024, respectively. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. Unless the context otherwise specifies or requires, references herein to “we” or “us” include Hanover Bancorp, Inc. and Hanover Bank on a consolidated basis.

Business Overview

The Company is a Maryland corporation and is the holding company for the Bank. The Bank, a community commercial bank focusing on highly personalized and efficient services and products responsive to local needs, commenced operations in 2009 and is incorporated under the laws of the State of New York. As a New York State chartered bank, the Bank is subject to regulation by the DFS and the FDIC. As a bank holding company, the Company is subject to regulation and examination by the FRB.

The Company completed its core processing system conversion to FIS Horizon in February 2025. This conversion, coupled with our recently refreshed corporate logo, exemplifies our momentum towards a more technologically advanced, modern and digitally forward-thinking bank.

The Company was added to the Russell 2000 Index in June 2025. The Russell 2000 Index encompasses the 2,000 largest U.S.-traded stocks by objective, market-capitalization rankings, and style attributes. The Russell Indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies.

The Bank offers a full range of financial services including a complete suite of consumer, commercial, and municipal banking products and services, including multifamily and commercial mortgages, government guaranteed loans, residential loans, business loans and lines of credit. The Bank also offers its customers, among other things, access to 24-hour ATM service with no fees, free checking with interest, telephone banking, advanced technologies in mobile and internet banking for its consumer and business customers and safe deposit boxes. Our corporate administrative office is located in Mineola, New York where the Bank also operates a full-service branch office. Additional branches are located in Garden City Park, Hauppauge, Port Jefferson, Forest Hills, Flushing, Sunset Park, Rockefeller Center and Bowery, New York and Freehold, New Jersey. It is expected that the Company will once again expand its geographic footprint with the opening of a full-service branch in a state-of-the-art facility in downtown Riverhead, New York. Business development staff have already joined the Company in anticipation of the opening of this location. Subject to regulatory approvals, the Bank expects to open the branch in late 2026. The Company expects that a temporary office location in Riverhead will be operational by the end of the first quarter of 2026.

At December 31, 2025, on a consolidated basis we had $2.38 billion in total assets, $200.3 million in total stockholders’ equity, $2.00 billion in total loans, $2.03 billion in total deposits and 194 full-time equivalent employees.

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

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and judgment and is reviewed on a quarterly basis. When management is reasonably certain that a loan balance is not fully collectable, an analysis is completed and an allowance may be established or a full or partial charge-off could be recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecast. Expected credit losses are estimated over the contractual term of the loans and adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include changes in lending policies and procedures, size and composition of the portfolio, experience and depth of lending management and the effect of external factors such as competition, legal and regulatory requirements, among others. The allowance is available for any loan that, in management’s judgment, should be charged-off. Although management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Company to make additional provisions for credit losses based upon information available to them at the time of their examination. The Bank considers its primary lending area to be the New York metro area. A substantial portion of the Bank’s loans are secured by real estate in this area. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market and economic conditions in this region. Future adjustments to the provision for credit losses and allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

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

The quantitative impairment analysis requires a comparison of each reporting unit’s fair value to its carrying value to identify potential impairment. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes, but may not be limited to, the selection of appropriate discount rates, the identification of relevant market comparables and the development of cash flow projections. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. As of November 30, 2025, the Company elected to proceed to a quantitative calculation to compare the reporting unit's fair value with its carrying value. The results of the evaluation indicated that fair value exceeded the carrying value of the reporting unit.

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

Results of Operations for the year ended December 31, 2025 compared to the year ended December 31, 2024

For the year ended December 31, 2025, we recognized net income of $7.5 million, or $1.00 per diluted share (including Series A preferred shares), compared to net income of $12.3 million, or $1.66 per diluted share (including Series A preferred shares) for the year ended December 31, 2024. The decrease in net income recorded for the year ended December 31, 2025 from the year ended December 31, 2024 resulted from an increase in the provision for credit losses, a decrease in non-interest income, and an increase in non-interest expense. These were partially offset by an increase in net interest income. The increase in the provision for credit losses was largely impacted by $14.2 million in net charge-offs in 2025. The decrease in non-interest income is primarily related to the decrease in the gain on sale of loans held-for-sale which was partially offset by the increases in loan servicing and fee income and service charges on deposit accounts. The increase in non-interest expense was primarily related to the increase in salaries and employees benefits and the one-time core system conversion expenses.

Set forth below are our selected consolidated financial and other data. Our business is primarily the business of our Bank. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements.

	December 31,
(in thousands)	2025	2024
Selected Balance Sheet Data:
Securities available-for-sale, at fair value	$99,552	$83,755
Securities held-to-maturity	1,017	3,758
Loans	2,000,749	1,985,524
Total assets	2,383,096	2,312,110
Total deposits	2,028,387	1,954,283
Total stockholders' equity	200,266	196,638

	Year Ended December 31,
(dollars in thousands)	2025	2024
Selected Operating Data:
Total interest income	$130,479	$133,022
Total interest expense	70,002	79,930
Net interest income	60,477	53,092
Provision for credit losses	10,382	4,940
Total non-interest income	12,843	15,339
Total non-interest expense	52,984	47,112
Income before income taxes	9,954	16,379
Income tax expense	2,466	4,033
Net income	7,488	12,346

Selected Financial Data and Other Data:
Return on average equity	3.73%	6.45%
Return on average assets	0.33%	0.55%
Yield on average interest earning assets	5.94%	6.12%
Cost of average interest bearing liabilities	3.88%	4.40%
Net interest rate spread	2.06%	1.72%
Net interest margin	2.75%	2.44%
Average equity to average assets	8.89%	8.57%

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

Net interest income for the year ended December 31, 2025 was $60.5 million, an increase of 13.9% from $53.1 million for the year ended December 31, 2024. Net interest margin was 2.75% for the year ended December 31, 2025, an increase of 31 basis points from 2.44% for the year ended December 31, 2024. The Company’s total interest expense decreased by $9.9 million, or 12.4%, as the average cost of interest-bearing liabilities for the year ended December 31, 2025 was 3.88%, a decrease of 52 basis points, from 4.40% for the year ended December 31, 2024. However, total interest income decreased by $2.5 million, or 1.9%, as the average yield on interest-earning assets for the year ended December 31, 2025 was 5.94%, a decrease of 18 basis points from 6.12% for the year ended December 31, 2024.

The following table presents daily average balances, interest, yield/cost, and net interest margin on a fully tax-equivalent basis for the periods presented:

	Year Ended December 31,
	2025			2024
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest-earning assets
Loans(1)(2)	$1,987,356	$119,688	6.02%	$2,005,524	$122,970	6.13%
Investment securities(1)	97,273	5,690	5.85%	98,238	5,991	6.10%
Interest-earning balances and other	111,446	5,101	4.58%	70,238	4,061	5.78%
Total interest-earning assets	2,196,075	130,479	5.94%	2,174,000	133,022	6.12%
Non interest-earning assets:
Other assets	62,236			59,028
Total assets	$2,258,311			$2,233,028
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings, NOW and money market deposits	$1,177,032	$43,240	3.67%	$1,160,115	$51,457	4.44%
Time deposits	493,602	20,596	4.17%	483,668	21,060	4.35%
Total interest-bearing deposits	1,670,634	63,836	3.82%	1,643,783	72,517	4.41%
Borrowings	110,483	4,647	4.21%	149,667	6,109	4.08%
Subordinated debentures	24,714	1,519	6.15%	24,660	1,304	5.29%
Total interest-bearing liabilities	1,805,831	70,002	3.88%	1,818,110	79,930	4.40%
Non-interest bearing deposits	223,564			196,595
Other liabilities	28,240			27,000
Total liabilities	2,057,635			2,041,705
Stockholders' equity	200,676			191,323
Total liabilities and stockholders' equity	$2,258,311			$2,233,028
Net interest rate spread(3)			2.06%			1.72%
Net interest income/margin(4)		$60,477	2.75%		$53,092	2.44%
(1)	There is no income tax exempt interest recorded for loans or investment securities for the periods presented.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table details the variances in net interest income caused by changes in interest rates and volume for the periods presented:

	Year Ended December 31,
	2025 vs. 2024
	Increase (decrease) due to change in:
(in thousands)	Volume	Rate	Total
Interest income
Loans	$(1,107)	$(2,175)	$(3,282)
Investment securities	(58)	(243)	(301)
Interest-earning balances and other	1,806	(766)	1,040
Total interest income	641	(3,184)	(2,543)
Interest expense
Savings, NOW and money market deposits	740	(8,957)	(8,217)
Time deposits	427	(891)	(464)
Borrowings	(1,643)	181	(1,462)
Subordinated debentures	—	215	215
Total interest expense	(476)	(9,452)	(9,928)
Net increase in net interest income	$1,117	$6,268	$7,385

Provision for Credit Losses

The provision for credit losses was $10.4 million (including a $0.3 million provision for unfunded commitments) for the year ended December 31, 2025 compared to $4.9 million (including a $0.2 million provision for unfunded commitments) for the year ended December 31, 2024. Total net charge-offs were $14.2 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively. For more information, see "Asset Quality - Allowance for Credit Losses.”

Non-Interest Income

	Year Ended December 31,
(in thousands)	2025	2024
Loan servicing and fee income	$4,270	$3,690
Service charges on deposit accounts	750	469
Net gain on sale of loans held for sale	7,345	10,940
Net gain on sale of securities available-for-sale	215	31
Other income	263	209
Total non-interest income	$12,843	$15,339

Non-interest income was $12.8 million for the year ended December 31, 2025, a decrease of $2.5 million from $15.3 million for the year ended December 31, 2024. The decrease in non-interest income is primarily related to a $3.6 million decrease in the net gain on sale of loans held for sale which was partially offset by a $0.6 million increase in loan servicing and fee income, a $0.3 million increase in service charges on deposit accounts and a $0.2 million increase in net gain on sale on securities available-for-sale.

Non-Interest Expense

	Year Ended December 31,
(in thousands)	2025	2024
Salaries and employee benefits	$27,886	$25,600
Occupancy and equipment	7,742	7,222
Data processing	1,753	2,096
Professional fees	3,149	3,079
Federal deposit insurance premiums	1,388	1,418
Conversion expenses	3,180	—
Other expenses	7,886	7,697
Total non-interest expense	$52,984	$47,112

Non-interest expense was $53.0 million for the year ended December 31, 2025, an increase of $5.9 million from $47.1 million for the year ended December 31, 2024. The increase in non-interest expense was primarily related to increases of $2.3 million in salaries and employees benefits and one-time core system conversion expenses of $3.2 million. The increase in salaries and employee benefits was primarily related to additional headcount to staff the new Port Jefferson branch and expansion of the C&I lending vertical and lower deferred loan origination costs partially offset by lower incentive compensation expense resulting from reduced lending activity.

Income Taxes

Income tax expense was $2.5 million for the year ended December 31, 2025, a decrease from $4.0 million for the year ended December 31, 2024. The decline in income tax expense reflects lower net income in the year ended December 31, 2025. The effective income tax rate for the year ended December 31, 2025 was 24.8% compared to 24.6% for the year ended December 31, 2024.

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

The following table summarizes the amortized cost and fair value of investment securities:

	Balance at December 31,
	2025		2024
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
U.S. Treasury securities	$4,495	$4,495	$19,995	$20,000
U.S. GSE residential mortgage-backed securities	18,055	18,143	11,016	10,645
U.S. GSE residential collateralized mortgage obligations	11,691	11,757	—	—
U.S. GSE commercial mortgage-backed securities	2,583	2,532	1,520	1,503
Collateralized loan obligations	32,758	32,664	32,271	32,477
Corporate bonds	30,250	29,961	20,282	19,130
Total investment securities available-for- sale	99,832	99,552	85,084	83,755
Investment securities held-to-maturity:
U.S. GSE residential mortgage-backed securities	1,017	976	1,259	1,178
U.S. GSE commercial mortgage-backed securities	—	—	2,499	2,431
Total investment securities held-to-maturity	1,017	976	3,758	3,609
Total investment securities	$100,849	$100,528	$88,842	$87,364

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

Our investment securities available-for-sale portfolio included gross unrealized gains of $0.6 million and gross unrealized losses of $0.9 million at December 31, 2025, compared to gross unrealized gains of $0.3 million and gross unrealized losses of $1.6 million at December 31, 2024. Management believes that all of the unrealized losses on individual investment securities at December 31, 2025 and 2024 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The tables below illustrate the maturity distribution and weighted average yield and amortized cost of our investment securities as of December 31, 2025 and 2024, on a contractual maturity basis.

Investment Securities Portfolio by Expected Maturities(1)

	Balance at December 31, 2025
	Available-for-Sale		Held-to-Maturity
	Amortized	Weighted	Amortized	Weighted
(dollars in thousands)	Cost	Average Yield	Cost	Average Yield
U.S. GSE residential mortgage-backed securities
Due after five years through ten years	$—	—%	$1,017	2.45%
Due after ten years	18,055	4.92%	—	—%
	18,055	4.92%	1,017	2.45%
U.S. GSE residential collateralized mortgage obligations
Due after ten years	11,691	5.33%	—	—%
	11,691	5.33%	—	—%
U.S. GSE commercial mortgage-backed securities
Due after ten years	2,583	4.61%	—	—%
	2,583	4.61%	—	—%
U.S. Treasury securities
Due in one year or less	4,495	3.55%	—	—%
	4,495	3.55%	—	—%
Collateralized loan obligations
Due after five years through ten years	4,993	5.45%	—	—%
Due after ten years	27,765	5.52%	—	—%
	32,758	5.51%	—	—%
Corporate bonds
Due after one year through five years	2,000	8.06%	—	—%
Due after five years through ten years	26,750	6.43%	—	—%
Due after ten years	1,500	7.00%	—	—%
	30,250	6.57%	—	—%
Total investment securities	$99,832	5.59%	$1,017	2.45%

	Balance at December 31, 2024
	Available-for-Sale		Held-to-Maturity
	Amortized	Weighted	Amortized	Weighted
(dollars in thousands)	Cost	Average Yield	Cost	Average Yield
U.S. GSE residential mortgage-backed securities
Due after five years through ten years	$—	—%	$885	2.32%
Due after ten years	11,016	4.51%	374	2.66%
	11,016	4.51%	1,259	2.42%
U.S. GSE commercial mortgage-backed securities
Due after one year through five years	—	—%	2,499	2.68%
Due after five years through ten years	1,520	4.62%	—	—%
	1,520	4.62%	2,499	2.68%
U.S. Treasury securities
Due in one year or less	19,995	4.37%	—	—%
	19,995	4.37%	—	—%
Collateralized loan obligations
Due after five years through ten years	27,284	6.12%	—	—%
Due after ten years	4,987	6.10%	—	—%
	32,271	6.12%	—	—%
Corporate bonds
Due after one year through five years	1,000	8.75%	—	—%
Due after five years through ten years	19,282	5.90%	—	—%
	20,282	6.04%	—	—%
Total investment securities	$85,084	5.45%	$3,758	2.59%
(1)	There is no income tax exempt interest recorded for investment securities for the periods presented.

Loans

At December 31, 2025, our loan portfolio totaled $2.00 billion, an increase of $15.2 million from $1.99 billion at December 31, 2024.

The following table provides the composition of the Company’s loan portfolio by type at the dates indicated:

	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
Residential	$776,995	38.84%	$729,254	36.73%
Multifamily	541,083	27.04%	550,570	27.73%
Commercial	525,569	26.27%	546,257	27.51%
Total real estate	1,843,647	92.15%	1,826,081	91.97%
Commercial and industrial	145,591	7.28%	145,457	7.33%
Construction	11,081	0.55%	13,483	0.68%
Consumer	430	0.02%	503	0.02%
Total loans	2,000,749	100.00%	1,985,524	100.00%
Allowance for credit losses	18,694		22,779
Total loans, net	$1,982,055		$1,962,745

At December 31, 2025, the Company’s residential loan portfolio (including home equity loans) amounted to $777.0 million, with an average loan balance of $491 thousand and a weighted average loan-to-value ratio of 56%. Commercial real estate, multifamily and construction loans totaled $1.08 billion at December 31, 2025, with an average loan balance of $1.5 million and a weighted average loan-to-value ratio of 59%. As discussed below, approximately 36% of the multifamily portfolio is subject to rent regulation. The Company’s commercial real estate concentration ratio continues to improve, decreasing to 360% of capital at December 31, 2025 from 385% at December 31, 2024, with loans secured by office space accounting for 2.48% of the total loan portfolio and totaling $49.6 million at December 31, 2025.

The Bank originates loans for its portfolio and for sale in the secondary market under a residential flow origination program. During the years ended December 31, 2025 and 2024, the Company sold $92.3 million and $38.5 million, respectively, of residential loans under its flow origination program and recorded gains on sale of loans held-for-sale of $2.1 million and $0.9 million, respectively. Residential loan originations were $246 million for the year ended December 31, 2025, representing the highest origination levels since 2019.

During the years ended December 31, 2025 and 2024, the Company sold approximately $63.0 million and $112.7 million, respectively, in government guaranteed SBA loans and recorded gains on sale of loans held-for-sale of $5.2 million and $10.0 million, respectively. SBA loan originations and gains on sale continue to be lower due to a multitude of factors. High interest rates, changes to SBA standard operating procedures, a less favorable economic outlook for many business owners, the Bank’s prudent decision to tighten credit in 2025 and the government shutdown in the fourth quarter all adversely impacted the volume and approval of SBA loans and, therefore, gain on sale income.

The Bank concluded 2025 with C&I loan originations of approximately $95.3 million for the year ended December 31, 2025. Based on its existing pipeline, the Bank expects C&I lending and deposit activity to grow in 2026.

The following table provides information of our total loan portfolio at December 31, 2025 by the earlier of the maturity or next repricing date. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Adjustable rate loans are included in the period which their interest rates are next scheduled to adjust. The table does not reflect the impact of prepayments and scheduled principal amortization.

				Commercial
			Commercial	and
Time to Reprice/Mature	Residential	Multifamily	Real Estate	Industrial	Construction	Consumer	Total

(in thousands)
One year or less	$245,993	$151,144	$200,210	$119,057	$6,062	$—	$722,466
More than one year to five years	416,418	376,539	313,569	20,194	5,019	24	1,131,763
More than five years to fifteen years	41,592	13,400	9,586	5,000	—	406	69,984
After fifteen years	72,992	—	2,204	1,340	—	—	76,536
Total	$776,995	$541,083	$525,569	$145,591	$11,081	$430	$2,000,749

The following table presents the Company’s loans held for investment as of December 31, 2025 with maturity or next repricing due after December 31, 2026 according to rate type and loan category:

	Due After December 31, 2026
(in thousands)	Fixed	Adjustable	Total
Real estate:
Residential	$119,579	$411,423	$531,002
Multifamily	29,676	360,263	389,939
Commercial	45,128	280,231	325,359
Total real estate	194,383	1,051,917	1,246,300
Commercial and industrial	21,446	5,088	26,534
Construction	5,019	—	5,019
Consumer	430	—	430
Total loans	$221,278	$1,057,005	$1,278,283

Commercial Real Estate Statistics

The Company continues to actively manage its Multifamily and Commercial Real Estate portfolios which resulted in a reduction in the commercial real estate concentration ratio to 360% of capital at December 31, 2025 from 385% at December 31, 2024. The Company will selectively explore Commercial Real Estate opportunities with an emphasis on relationship based Commercial Real Estate lending.

A significant portion of the Bank’s commercial real estate portfolio consists of loans secured by Multifamily and CRE-Investor owned real estate that are predominantly subject to fixed interest rates for an initial period of 5 years. The Bank’s exposure to Land/Construction loans as of December 31, 2025 is not significant at $11.1 million, all at floating interest rates. As shown below, as of December 31, 2025, 25% of the loan balances in these combined portfolios will either have a rate reset or mature in 2026, with another 56% with rate resets or maturing in 2027.

Multifamily Market Rent Portfolio Fixed Rate Reset/Maturity Schedule					Multifamily Stabilized Rent Portfolio Fixed Rate Reset/Maturity Schedule
Calendar Period (Loan Data as of 12/31/2025)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate	Calendar Period (Loan Data as of 12/31/2025)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate

2026	36	$107,538	$2,987	3.73%	2026	21	$42,814	$2,039	3.84%
2027	69	181,095	2,625	4.42%	2027	51	121,488	2,382	4.22%
2028	15	20,711	1,381	6.14%	2028	12	10,015	835	7.07%
2029	6	4,849	808	7.70%	2029	4	4,272	1,068	6.38%
2030	8	20,268	2,534	6.19%	2030	7	13,617	1,945	6.32%
2031+	4	13,173	3,293	4.21%	2031+	2	226	113	5.50%
Fixed Rate	138	347,634	2,519	4.45%	Fixed Rate	97	192,432	1,984	4.48%
Floating Rate	2	568	284	9.07%	Floating Rate	1	449	449	9.00%
Total	140	$348,202	$2,487	4.45%	Total	98	$192,881	$1,968	4.49%

CRE Investor Portfolio Fixed Rate Reset/Maturity Schedule
Calendar Period (Loan Data as of 12/31/2025)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate

2026	40	$54,861	$1,372	5.73%
2027	85	148,887	1,752	4.95%
2028	28	30,444	1,087	6.65%
2029	5	5,931	1,186	6.70%
2030	14	13,511	965	6.98%
2031+	9	2,910	323	5.50%
Fixed Rate	181	256,544	1,417	5.47%
Floating Rate	9	9,575	1,064	8.68%
Total CRE-Inv.	190	$266,119	$1,401	5.59%

Stabilized Multifamily Pro Forma Stress Results

The table below reflects a proforma stressed evaluation of the Bank’s Multifamily stabilized loan portfolio as of December 31, 2025, using the primary assumption for a revised Debt Service Coverage Ratio (“DSCR”) calculation, for all loans where the current interest rate is below 6%. The current balance for these loans is recast at 5.75% (despite lower current market rates) with a 30-year amortization. The chart below reflects the impact of these adjustments on the portfolio. The projected loan to value (“LTV”) assumption resets all loans using a 6% cap rate (despite lower current cap rates) and the last reported property net operating income (“NOI”) to determine an implied property valuation and based on the current loan balance the resultant LTV.

Multifamily Stabilized Rent Portfolio (Loan Data as of 12/31/2025)
DSCR Range	# Loans	Total O/S ($000's omitted)	% of Total MF Portfolio	Current Weighted Average LTV	Projected Weighted Average LTV

< 1.0	9	$13,877	3%	60%	97%
1.0 < x <1.2	13	35,520	7%	65%	75%
1.2 < x <1.3	17	43,107	8%	63%	70%
1.3 < x <1.5	24	57,106	10%	63%	61%
1.5 < x <2.0	21	34,380	6%	58%	56%
x > 2.0	14	8,891	2%	44%	36%
Total	98	$192,881	36%	61%	66%

As reflected above, the results show approximately 3%, or 9 loans totaling $14 million of the total multifamily portfolio would have proforma DSCR’s less than 1x while maintaining projected weighted average LTV’s under 100%. Approximately 97% or 89 loans totaling $179 million would possess DSCR’s greater than 1x while maintaining a projected weighted average LTV well within our policy guidelines. Additionally, 74% of the stabilized loans and 73% of the entire multifamily portfolio are further secured with personal guarantees from the borrowers. Based on the maturities and rate resets in the previous 12 months, we believe the overall demand for multifamily housing in our market will allow our borrowers to address any adverse impact proactively. Of the previous 12 months maturities and rate resets, 22% of the loan pool successfully refinanced with other institutions and the balance remained with the Bank.

Rental breakdown of Multifamily portfolio

The table below segments our portfolio of loans secured by Multifamily properties based on rental terms and location as of December 31 2025. As shown below, as of December 31, 2025, 64% of the combined portfolio is secured by properties subject to free market rental terms, which is the dominant tenant type. Both the Market Rent and Stabilized Rent segments of our portfolio present very similar average borrower profiles. The portfolio is primarily located in the New York City boroughs of Brooklyn, the Bronx and Queens.

Multifamily Loan Portfolio - Loans by Rent Type (Loan Data as of 12/31/2025)
Rent Type	# Notes	Outstanding Loan Balance	% of Total Multifamily	Avg Loan Size	LTV	Current DSCR	Avg # of Units
		($000's omitted)		($000's omitted)

Market	140	$348,202	64%	$2,487	61.4%	1.45	11
Location
Manhattan	6	$9,792	2%	$1,632	50.6%	2.13	15
Other NYC	94	$261,184	48%	$2,779	61.2%	1.42	9
Outside NYC	40	$77,226	14%	$1,931	63.2%	1.48	14

Stabilized	98	$192,881	36%	$1,968	61.4%	1.46	12
Location
Manhattan	7	$10,329	2%	$1,476	47.7%	1.71	19
Other NYC	80	$165,540	31%	$2,069	62.2%	1.43	11
Outside NYC	11	$17,012	3%	$1,547	62.6%	1.59	14

Office Property Exposure

The Bank’s exposure to the Office market is not significant. Loans secured by office space accounted for 2.48% of the total loan portfolio as of December 31, 2025, with a total balance of $49.6 million, of which less than 1% is located in Manhattan. At December 31, 2025, this portfolio has a 2.30x weighted average DSCR, a 52% weighted average LTV and less than $350,000 of exposure in Manhattan.

Asset Quality

Nonperforming Assets

In the fourth quarter of 2025, the Company initiated a strategic credit cleanup and removed $9.6 million of non-performing loans (“NPLs”) from the balance sheet. Through proactive and focused NPL resolution, we have improved our credit risk profile with a combination of charge-offs and loan sales.

The following table presents information regarding nonperforming assets for the periods presented.

	Balance at December 31,
(dollars in thousands)	2025	2024
Nonaccrual loans	$21,604	$16,368
Other real estate owned	650	—
Total nonperforming assets	$22,254	$16,368
Total nonaccrual loans as a percentage of loans held-for- investment	1.08%	0.82%
Total non-performing loans as a percentage of loans held-for- investment	1.08%	0.82%
Total non-performing loans as a percentage of total assets	0.91%	0.71%
Total non-performing assets as a percentage of total assets	0.93%	0.71%
Allowance for credit losses as a percentage of non-performing loans	86.53%	139.17%

Total nonaccrual loans were $21.6 million at December 31, 2025, an increase from total nonaccrual loans of $16.4 million at December 31, 2024. The Bank had one other real estate owned property at December 31, 2025 with a $650 thousand carrying value. There were no properties in OREO at December 31, 2024.

Reserve for Unfunded Commitments

The Company maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by borrowers. The amount of the reserve was $0.6 million at December 31, 2025 and $0.3 million at December 31, 2024. This reserve is determined based upon the outstanding volume of loan commitments at the end of each period. Any increases or reductions in this reserve are recognized in the provision for credit losses.

Allowance for Credit Losses

The allowance for credit losses was $18.7 million at December 31, 2025, a decrease of $4.1 million from $22.8 million at December 31, 2024. The ratio of the allowance for credit losses to total loans (excluding loans held for sale) was 0.93% at December 31, 2025, inclusive of a $2.1 million allowance on individually analyzed loans, versus 1.15% at December 31, 2024, inclusive of a $3.2 million allowance on individually analyzed loans.

In the fourth quarter of 2025, the Company initiated a strategic credit cleanup and recorded net charge-offs of $9.6 million. The $9.6 million consisted of a $4.0 million partial charge-off on a C&I loan that had deteriorated to non-performing status during the quarter. This loan is to a borrower whose business has been negatively impacted by tariffs and other economic challenges. In conjunction with the charge-off, a $1.0 million specific reserve has been established for this loan. The remaining $5.6 million was comprised of full and partial charge-offs on non-performing loans which had previously established specific reserves of $3.6 million. Of the $5.6 million charge-off, $709 thousand related to the sale of $5.0 million of one- to four-family residential non-performing loans.

The Company experienced $14.2 million in net charge-offs during the year ended December 31, 2025, an increase of $12.6 million compared to net charge-offs of $1.6 million during the year ended December 31, 2024. The Company has recorded recoveries of $34 thousand and $18 thousand during the years ended December 31, 2025 and 2024, respectively.

The following table presents the allocation of the allowance for credit losses by loan category for the periods presented:

	At December 31,
	2025		2024
		% of		% of
		Total		Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Residential real estate	$5,035	0.65%	$6,236	0.86%
Multifamily	3,387	0.63%	5,284	0.96%
Commercial real estate	5,123	0.97%	5,605	1.03%
Commercial and industrial	4,912	3.37%	5,447	3.74%
Construction	215	1.94%	180	1.34%
Consumer	22	5.12%	27	5.37%
Total allowance for credit losses	$18,694	0.93%	$22,779	1.15%

The following table presents information related activity in the allowance for credit losses for the periods presented:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Beginning balance	$22,779	$19,658
Provision for credit losses	10,070	4,750
Charge-Offs:
Residential real estate	(709)	(280)
Multifamily	(33)	(765)
Commercial real estate	(1,609)	(30)
Commercial and industrial	(11,838)	(572)
Construction	—	—
Consumer	—	—
Total loan charge-offs	(14,189)	(1,647)
Recoveries:
Commercial and industrial	34	18
Total recoveries	34	18
Total net charge-offs	(14,155)	(1,629)
Ending balance	$18,694	$22,779
Allowance for credit losses to total loans held-for- investment	0.93%	1.15%
Net charge-offs to average loans held-for-investment	(0.71)%	(0.08)%

Sources of Funds and Liquidity

Liquidity management is defined as the ability of the Company and the Bank to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available-for-sale and interest-bearing deposits due from the Federal Reserve Bank of New York, FHLB and correspondent banks, which totaled $308.5 million and $246.6 million at December 31, 2025 and 2024, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

As of December 31, 2025, we held $304.8 million of deposits that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At December 31, 2025, undrawn liquidity sources, which include cash and unencumbered securities and secured and unsecured funding capacity, totaled $776.9 million, or approximately 255% of uninsured deposit balances.

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

Total deposits at December 31, 2025 were $2.03 billion, an increase of $74.1 million from total deposits of $1.95 billion at December 31, 2024. Insured and collateralized deposits, which include municipal deposits, accounted for approximately 85% of total deposits at December 31, 2025. Time deposits of $501.0 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products.

The following is our average deposits and weighted-average interest rates paid thereon for the periods presented:

	Year Ended December 31,
	2025		2024
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing demand	$223,564	0.00%	$196,595	0.00%
Savings	44,577	2.43%	48,749	2.21%
NOW	692,339	3.65%	631,267	4.56%
Money market	440,116	3.83%	480,099	4.49%
Time deposits	493,602	4.17%	483,668	4.35%
Total average deposits	$1,894,198	3.37%	$1,840,378	3.94%

The Company had municipal deposits of $700.7 million at December 31, 2025, which comprised 34.5% of total deposits, an increase of $191.4 million or 37.6% from $509.3 million at December 31, 2024.

Our sources of wholesale funding included brokered certificates of deposit, listing service certificates of deposit and insured cash sweep (“ICS”) reciprocal deposits in excess of 20% of total liabilities, which balances totaled approximately $110.0 million, $1.0 million and $0, or 5.4%, 0.0% and 0.0% of total deposits, respectively, at December 31, 2025. We utilized brokered certificates of deposit and listing service certificates of deposit as alternatives to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our brokered certificates of deposit, we utilized interest rate swap contracts to effectively extend their duration and to fix their cost.

As of December 31, 2025 and 2024, we held $108.2 million and $106.4 million, respectively, of time deposits of more than $250,000. The following table sets forth the maturity of these time deposits as of December 31, 2025:

December 31,
(in thousands)	2025
Three months or less	$43,886
Over three months through twelve months	61,909
Over one year through three years	2,101
Over three years	266
Total	$108,162

See Note 6, “Deposits” to the accompanying Consolidated Financial Statements contained in Item 8 for additional details.

Borrowings

The total carrying value of our borrowings was $125.5 million at December 31, 2025, a decrease of $7.0 million from $132.5 million at December 31, 2024, due to the payoff of two FHLB advances that matured in 2025. At December 31, 2025, $40.5 million of these borrowings were classified as short-term, while the remaining was classified as long-term. Short-term borrowings are comprised of short-term FHLB advances due within 12 months. Long-term funding is comprised of long-term FHLB advances and subordinated debentures. The Company will prepay FHLB advances from time to time as funding needs change. See Note 7, “Borrowings” and Note 8, “Subordinated Debentures” to the accompanying Consolidated Financial Statements contained in Item 8 for additional details.

In October 2020, the Company issued $25 million of 10-year fixed-to-floating rate subordinated notes with a coupon rate of 5.00% fixed for the first five years. The Notes may now be redeemed by the Company and have a stated maturity of October 15, 2030, and bear interest until the maturity date or early redemption date at a variable rate equal to the then benchmark rate, which is a Three-Month Term Secured Overnight Financing Rate (SOFR) plus 487.4 basis points. As of December 31, 2025, the variable interest rate was 8.76%. The Company used a portion of the net proceeds to pay off an existing holding company note in October 2020 and used the remainder of the net proceeds for acquisition financing and general corporate purposes, including contributing equity capital to the Bank.

At December 31, 2025, the Bank had a total borrowing capacity of $814.3 million at the FHLB, of which $704.5 million was used to collateralize municipal deposits and $100.7 million was utilized for term advances. At December 31, 2025, the Bank had a $97.3 million collateralized line of credit from the Federal Reserve Bank of New York discount window with no outstanding borrowings. At December 31, 2025, the Bank had access to approximately $92 million in unsecured lines of credit extended by correspondent banks, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at December 31, 2025.

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

At December 31, 2025, our derivative instruments were comprised of interest rate swaps with a total notional amount of $125.0 million. These instruments are intended to manage the interest rate exposure relating to certain brokered certificates of deposit and certain fixed rate residential mortgages.

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

Commitments to extend credit are agreements to lend to customers provided there are no violations of material conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2025 and 2024, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $160.9 million and $130.3 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2025 and 2024, letters of credit outstanding were both approximately $0.8 million.

Capital Resources

Total stockholders’ equity was $200.3 million at December 31, 2025, an increase of $3.7 million from stockholders’ equity of $196.6 million at December 31, 2024. The increase was primarily due to an increase of $4.5 million in retained earnings and a decrease of $0.7 million in accumulated other comprehensive loss. The increase in retained earnings was due primarily to net income of $7.5 million for the year ended December 31, 2025, which was offset by $3.0 million of dividends declared. The accumulated other comprehensive loss at December 31, 2025 was 0.34% of total equity and was comprised of a $0.2 million after tax net unrealized loss on the investment portfolio and a $0.5 million after tax net unrealized loss on derivatives.

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

In addition to establishing the minimum regulatory requirements, the regulations limit the Bank’s ability to pay dividends to the Company and to pay certain compensation to its executives if the Bank does not hold a capital conservation buffer consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Bank’s capital conservation buffer was greater than 2.5% of risk-weighted assets at December 31, 2025.

The Bank capital level is characterized as "well-capitalized" under the Basel III Capital Rules. A summary of the Bank’s regulatory capital amounts and ratios are presented below:

	December 31,
(dollars in thousands)	2025	2024
Total capital	$224,239	$220,696
Tier 1 capital	204,431	201,744
Common equity tier 1 capital	204,431	201,744
Total capital ratio	14.15%	14.58%
Tier 1 capital ratio	12.90%	13.32%
Common equity tier 1 capital ratio	12.90%	13.32%
Tier 1 leverage ratio	9.05%	9.13%

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

On October 5, 2023, the Company announced that the Board of Directors approved a share repurchase program. Under the repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The timing and amount of purchases will be dictated by a number of factors. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. During the year ended December 31, 2025, the Company repurchased 81,975 shares of its common stock at an aggregate cost of $1.8 million. As of December 31, 2025, 284,075 shares remained available for repurchase under the Company’s share repurchase program.

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

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at December 31, 2025 (dollars in thousands). The results are within the Company’s policy limits.

At December 31, 2025
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII(1)

(basis points)	EVE	Amount	%	(basis points)	NII(1)	Amount	%
+200	$193,031	$(26,146)	(11.9)	+200	$59,169	$(7,310)	(11.0)
+100	206,077	(13,100)	(6.0)	+100	62,970	(3,509)	(5.3)
0	219,177			0	66,479
-100	235,358	16,181	7.4	-100	70,559	4,080	6.1
-200	264,742	45,565	20.8	-200	74,464	7,985	12.0
-300	293,270	74,093	33.8	-300	78,113	11,634	17.5

_________________________

(1)	Assumes 12 month time horizon.

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

Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Hanover Bancorp, Inc.

Mineola, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Hanover Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Livingston, New Jersey

March 13, 2026

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Cash and non-interest-bearing deposits due from banks	$95,791	$12,768
Interest-bearing deposits due from banks	113,113	150,089
Total cash and cash equivalents	208,904	162,857
Securities held to maturity, fair value of $976 and $3,609 at December 31, 2025 and 2024, respectively (net of allowance for credit losses of $0 at December 31, 2025 and 2024)	1,017	3,758
Securities available for sale, at fair value (net of allowance for credit losses of $0 at December 31, 2025 and 2024)	99,552	83,755
Loans held for sale	6,407	12,404
Loans	2,000,749	1,985,524
Allowance for credit losses	(18,694)	(22,779)
Loans, net	1,982,055	1,962,745
Premises and equipment, net	14,313	15,337
Operating lease assets	9,855	8,337
Accrued interest receivable	11,780	11,849
Prepaid post retirement plan	3,247	3,377
Stock in Federal Home Loan Bank ("FHLB"), at cost	7,792	7,885
Goodwill	19,168	19,168
Loan servicing rights	6,320	6,016
Other assets	12,686	14,622
TOTAL ASSETS	$2,383,096	$2,312,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$247,786	$211,656
Savings, NOW and money market	1,270,705	1,244,857
Time	509,896	497,770
Total deposits	2,028,387	1,954,283
Borrowings	100,725	107,805
Subordinated debentures ($25,000 face amount less unamortized debt issuance costs of $257 and $311 at December 31, 2025 and 2024, respectively)	24,743	24,689
Operating lease liabilities	10,567	9,025
Accrued interest payable	1,741	1,532
Other liabilities	16,667	18,138
TOTAL LIABILITIES	2,182,830	2,115,472
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, Series A (par value $0.01; 15,000,000 shares authorized; issued and outstanding 275,000 at December 31, 2025 and 2024)	5,041	5,041
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 7,135,403 and 7,152,127 at December 31, 2025 and 2024, respectively)	71	72
Surplus	123,433	124,937
Retained earnings	72,401	67,922
Accumulated other comprehensive loss, net of tax	(680)	(1,334)
TOTAL STOCKHOLDERS' EQUITY	200,266	196,638
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,383,096	$2,312,110

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
INTEREST INCOME
Loans	$119,688	$122,970
Taxable securities	5,690	5,991
Other interest income	5,101	4,061
Total interest income	130,479	133,022
INTEREST EXPENSE
Savings, NOW and money market deposits	43,240	51,457
Time deposits	20,596	21,060
Borrowings	6,166	7,413
Total interest expense	70,002	79,930
Net interest income	60,477	53,092
Provision for credit losses	10,382	4,940
Net interest income after provision for credit losses	50,095	48,152
NON-INTEREST INCOME
Loan servicing and fee income	4,270	3,690
Service charges on deposit accounts	750	469
Gain on sale of loans held-for-sale	7,345	10,940
Gain on sale of securities available-for-sale	215	31
Other income	263	209
Total non-interest income	12,843	15,339
NON-INTEREST EXPENSE
Salaries and employee benefits	27,886	25,600
Occupancy and equipment	7,742	7,222
Data processing	1,753	2,096
Professional fees	3,149	3,079
Federal deposit insurance premiums	1,388	1,418
Conversion expenses	3,180	—
Other expenses	7,886	7,697
Total non-interest expense	52,984	47,112
Income before income tax expense	9,954	16,379
Income tax expense	2,466	4,033
NET INCOME	$7,488	$12,346
Earnings per share:
BASIC	$1.01	$1.67
DILUTED	$1.00	$1.66

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2025	2024
Net income	$7,488	$12,346
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Change in unrealized gain (loss) on securities available for sale arising during the period, net of tax of $285 and $120, respectively	979	455
Reclassification adjustment for gains realized in net income, net of tax of ($53) and ($7), respectively	(162)	(24)
Net change in unrealized gains (losses) on securities available for sale	817	431
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges arising during the period, net of tax of ($48) and $188, respectively	(163)	685
Total other comprehensive income, net of tax	654	1,116
Total comprehensive income, net of tax	$8,142	$13,462

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

						Accumulated Other	Total
	Common Stock	Preferred	Common		Retained	Comprehensive	Stockholders'
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net	Equity
Balance at January 1, 2024	7,195,012	$2,963	$72	$125,694	$58,551	$(2,450)	$184,830
Net income	—	—	—	—	12,346	—	12,346
Other comprehensive income, net of tax	—	—	—	—	—	1,116	1,116
Cash dividends declared ($0.10 per share)	—	—	—	—	(2,975)	—	(2,975)
Stock-based compensation	—	—	—	1,587	—	—	1,587
Stock awards granted, net of forfeitures	53,718	—	—	—	—	—	—
Shares received related to tax withholding	(10,773)	—	—	(198)	—	—	(198)
Preferred stock issued in exchange for common stock	(125,000)	2,078	(1)	(2,077)	—	—	—
Exercise of stock options, net	39,170	—	1	(69)	—	—	(68)
Balance at December 31, 2024	7,152,127	5,041	72	124,937	67,922	(1,334)	196,638

Net income	—	—	—	—	7,488	—	7,488
Other comprehensive income, net of tax	—	—	—	—	—	654	654
Cash dividends declared ($0.10 per share)	—	—	—	—	(3,009)	—	(3,009)
Stock-based compensation	—	—	—	1,572	—	—	1,572
Stock awards granted, net of forfeitures	40,991	—	—	—	—	—	—
Shares issued for performance stock units	27,848	—	—	—	—	—	—
Shares received related to tax withholding	(17,920)	—	—	(779)	—	—	(779)
Stock repurchases	(81,975)	—	(1)	(1,829)	—	—	(1,830)
Exercise of stock options, net	14,332	—	—	(468)	—	—	(468)
Balance at December 31, 2025	7,135,403	$5,041	$71	$123,433	$72,401	$(680)	$200,266

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$7,488	12,346
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,382	4,940
Depreciation and amortization	2,007	2,090
Amortization of right-of-use assets	2,088	1,718
Originations of loans held for sale	(93,551)	(39,986)
Proceeds from loans held for sale	90,726	39,527
Net gain on sale of securities available-for-sale	(215)	(31)
Gain on sale of fixed assets (included in other income)	(167)	—
Stock-based compensation	1,572	1,587
Net gain on sale of loans held-for-sale	(7,345)	(10,940)
Net amortization of premiums, discounts and loan fees and costs	1,812	1,006
Payments on operating leases	(2,064)	(1,735)
Amortization of intangible assets	54	61
Amortization of debt issuance costs	54	54
Loan servicing rights valuation adjustments	1,070	809
Deferred tax expense	2,001	594
Decrease in accrued interest receivable	69	66
Increase in other assets	(1,356)	(9,543)
Increase (decrease) in accrued interest payable	209	(192)
(Decrease) increase in other liabilities	(1,783)	3,069
Net cash provided by operating activities	13,051	5,440
Cash flows from investing activities:
Purchases of securities available-for-sale	(130,955)	(622,629)
Redemptions of restricted securities, net	93	727
Proceeds from sales of securities available-for-sale	7,848	1,763
Principal repayments of securities held to maturity	2,738	279
Maturities, prepayments and calls of securities available-for-sale	108,875	599,203
Proceeds from loans held for sale previously classified as portfolio loans	100,193	128,487
Net increase in loans	(116,171)	(151,896)
Additions to premises and equipment	(869)	(1,292)
Proceeds from sales of fixed assets	300	—
Net cash used in investing activities	(27,948)	(45,358)
Cash flows from financing activities:
Net increase in deposits	74,110	49,942
Repayments of term FHLB advances	(7,080)	(18,860)
Proceeds from Federal Reserve Bank borrowings	—	20,000
Repayments of Federal Reserve Bank borrowings	—	(22,288)
Payments related to tax withholding for equity awards	(779)	(198)
Cash dividends paid	(3,009)	(2,960)
Repurchase of common stock of Hanover Bancorp, Inc.	(1,830)	—
Proceeds from exercise of stock options, net	(468)	(68)
Net cash provided by financing activities	60,944	25,568
Increase (decrease) in cash and cash equivalents	46,047	(14,350)
Cash and cash equivalents, beginning of period	162,857	177,207
Cash and cash equivalents, end of period	$208,904	162,857
Supplemental cash flow information:
Interest paid	$69,793	80,122
Income taxes paid	2,581	4,034
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held for sale	$84,026	120,588
Transfers from loans to other real estate owned (included in other assets)	650	—
Preferred stock issued in exchange for common stock	—	2,078
Lease liabilities arising from obtaining right-of-use assets	3,606	301

The accompanying notes are an integral part of these consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

Hanover Bancorp, Inc., a Maryland corporation (the “Company”) is the holding company for Hanover Community Bank (the “Bank”). On June 25, 2025, the Company completed its reincorporation from New York to Maryland (the “Reincorporation”). The Reincorporation was approved by the Company’s shareholders at the annual shareholder meeting held on March 5, 2024, by the Federal Reserve Bank of New York on July 5, 2024, and the New York State Department of Financial Services (the “DFS”) on November 20, 2024. Accordingly, the Company is incorporated in the State of Maryland.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in New York metro area. Note 3 discusses the types of lending that the Company engages in. Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy. The Company does not have any significant concentrations to any one industry or customer.

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

Allowance for Credit Losses – Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities was $2 thousand and $9 thousand at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses.

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

Accrued interest receivable on available-for-sale debt securities totaled $1.0 million and $0.6 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses.

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

Loans and Loan Interest Income Recognition

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs and an allowance for credit losses. The loan portfolio is segmented into residential real estate, multifamily, commercial real estate, commercial and industrial, construction and land development, and consumer loans. Accrued interest receivable totaled $10.6 million and $10.9 million at December 31, 2025 and 2024, respectively, and was reported in Accrued interest receivable on the Consolidated Statements of Financial Condition and is excluded from the estimate of credit losses.

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

Allowance for Credit Losses - Loans

The allowance for credit losses (“ACL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

The quantitative component of the estimate relies on the statistical relationship between the projected value of an economic indicator and the implied historical loss experience among a curated group of peers. The Company utilized regression analyses of peer data, in which the Company was included, and where observed credit losses and selected economic factors were used to determine suitable loss drivers for modeling the lifetime rates of probability of default (PD). A loss given default rate (LGD) is assigned to each pool for each period based on these PD outcomes. The model utilizes an expected discounted cash flow (DCF) analysis for all but the Bank’s minimal consumer loan portfolio which uses the remaining life (RL) approach and does not have a material impact to the allowance. The DCF analysis is run at the instrument-level and incorporates an array of loan-specific data points and segment-implied assumptions to determine the lifetime expected loss attributable to each instrument. An implicit "hypothetical loss" is derived for each period of the DCF, and helps establish the present value of future cash flows for each period. The reserve applied to a specific instrument is the difference between the sum of the present value of future cash flows and the amortized cost basis of the loan at the measurement date. The RL approach utilizes projected loss rates based on the remaining life of a loan pool. It is utilized when a regression analysis could not provide adequate correlation of PD and external economic factors on which to base projected losses.

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

The model incorporates qualitative factor adjustments in order to calibrate the model for risk in each portfolio segment that may not be captured through quantitative analysis. Determinations regarding qualitative adjustments are reflective of management's expectation of loss conditions differing from those already captured in the quantitative component of the model. Factors that the Company considers include a) changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs, and recovery practices; b) changes in international, national, regional, and local conditions; c) changes in the nature and volume of the portfolio; d) changes in experience, depth, and ability of lending management; e) changes in volume and severity of past due loans and other similar conditions; f) changes in the quality of the Bank’s loan review system; g) changes in the value of underlying collateral for collateral-dependent loans; h) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and i) the effects of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.

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

Fees earned for servicing loans are reported on the statements of income as loan servicing income when the related mortgage loan payments are collected. The amortization of loan servicing rights is netted against loan servicing fee income. Servicing fees totaled $3.1 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Foreclosed Assets

Foreclosed assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. The Bank had one other real estate owned property at December 31, 2025 with a $650 thousand carrying value (included in other assets) and none in 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require public business entities to disclose annually a tabular rate reconciliation, including specific items such as state and local income tax, tax credits, nontaxable or nondeductible items, among others, and a separate disclosure requiring disaggregation of reconciling items as described above which equal or exceed 5% of the product of multiplying income from continuing operations by the applicable statutory income tax rate. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis for annual reporting periods. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

Standards That Have Not Yet Been Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which will require enhanced disaggregation of certain expense categories in the notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The adoption of this standard is not expected to have a significant impact on the Company’s operating results or financial condition.

Note 2. Investment Securities

The following tables summarize the amortized cost, fair value and allowance for credit losses of securities available for sale and securities held to maturity at December 31, 2025 and 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

	December 31, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. Treasury securities	$4,495	$—	$—	$—	$4,495
U.S. GSE residential mortgage-backed securities	18,055	193	(105)	—	18,143
U.S. GSE residential collateralized mortgage obligations	11,691	69	(3)	—	11,757
U.S. GSE commercial mortgage-backed securities	2,583	—	(51)	—	2,532
Collateralized loan obligations	32,758	30	(124)	—	32,664
Corporate bonds	30,250	294	(583)	—	29,961
Total available for sale securities	$99,832	$586	$(866)	$—	$99,552

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,017	$—	$(41)	$976	$—

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. Treasury securities	$19,995	$5	$—	$—	$20,000
U.S. GSE residential mortgage-backed securities	11,016	—	(371)	—	10,645
U.S. GSE commercial mortgage-backed securities	1,520	—	(17)	—	1,503
Collateralized loan obligations	32,271	206	—	—	32,477
Corporate bonds	20,282	65	(1,217)	—	19,130
Total available for sale securities	$85,084	$276	$(1,605)	$—	$83,755

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,259	$—	$(81)	$1,178	$—
U.S. GSE commercial mortgage-backed securities	2,499	—	(68)	2,431	—
Total held to maturity securities	$3,758	$—	$(149)	$3,609	$—

The amortized cost and fair value of investment securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single date are shown separately.

	December 31, 2025
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Due in one year or less	$4,495	$4,495
Due after one year through five years	2,000	2,055
Five to ten years	31,743	31,413
Beyond ten years	29,265	29,157
U.S. GSE residential mortgage-backed securities	18,055	18,143
U.S. GSE residential collateralized mortgage obligations	11,691	11,757
U.S. GSE commercial mortgage-backed securities	2,583	2,532
Total securities available for sale	99,832	99,552
Securities held to maturity:
U.S. GSE residential mortgage-backed securities	1,017	976
Total investment securities	$100,849	$100,528

At December 31, 2025 and 2024, investment securities with a carrying amount of $34.0 million and $28.9 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

There were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity other than securities issued by the U.S. government and its agencies at December 31, 2025 and 2024.

The following table presents a summary of realized gains and losses from the sale of investment securities:

	Year Ended December 31,
(in thousands)	2025	2024
Proceeds from sales	$7,848	$1,763
Gross realized gains on sales	$215	$31
Gross realized losses on sales	—	—
Total realized gains, net(1)	$215	$31
(1)	Amount does not include associated income tax of $53 and $7 for the year ended December 31, 2025 and 2024, respectively.

The following tables summarize securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2025 and 2024, aggregated by major security type and length of time in a continuous unrealized loss position.

	December 31, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$4,562	$(10)	$2,719	$(95)	7	$7,281	$(105)
U.S. GSE residential collateralized mortgage obligations	—	—	19	(3)	1	19	(3)
U.S. GSE commercial mortgage-backed securities	2,532	(51)	—	—	1	2,532	(51)
Collateralized loan obligations	23,654	(124)	—	—	5	23,654	(124)
Corporate bonds	1,987	(14)	10,931	(569)	8	12,918	(583)
Total available-for-sale	$32,735	$(199)	$13,669	$(667)	22	$46,404	$(866)

	December 31, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$9,523	$(227)	$1,122	$(144)	12	$10,645	$(371)
U.S. GSE commercial mortgage-backed securities	1,503	(17)	—	—	1	1,503	(17)
Corporate bonds	2,823	(56)	10,338	(1,161)	9	13,161	(1,217)
Total available-for-sale	$13,849	$(300)	$11,460	$(1,305)	22	$25,309	$(1,605)

Assessment of Available for Sale Debt Securities for Credit Risk

Management assesses the decline in fair value of investment securities periodically. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. The following is a discussion of the credit quality characteristics of portfolio segments carrying unrealized losses at December 31, 2025 and 2024.

Obligations of U.S. Government agencies and sponsored entities

The mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these mortgage-backed securities and collateralized mortgage obligations and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company did not record expected credit loss on these securities during the years ended December 31, 2025 and 2024.

Corporate bonds

The Company’s corporate bond portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of each individual investment. Management reviewed the collectability of these investments, taking into account such factors as the financial condition of the issuers, reported regulatory capital ratios, and credit ratings, when available, and other factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its corporate bond portfolio as of December 31, 2025 and 2024.

Collateralized loan obligations (“CLO”)

The Company’s CLO portfolio is comprised of an actively managed portfolio of senior secured Class A Notes. Management considers the credit quality of each individual investment. Management reviewed the collectability of these investments, taking into account such factors as the financial condition of the issuers and credit ratings, when available and other factors. All CLO securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its CLO portfolio as of December 31, 2025 and 2024.

Note 3. Loans

The following table sets forth the major classifications of loans:

	December 31,
(in thousands)	2025	2024

Residential real estate	$776,995	$729,254
Multifamily	541,083	550,570
Commercial real estate	525,569	546,257
Commercial and industrial	145,591	145,457
Construction and land development	11,081	13,483
Consumer	430	503
Total loans	2,000,749	1,985,524
Allowance for credit losses	(18,694)	(22,779)
Total loans, net	$1,982,055	$1,962,745

The Company had $0 and $11.0 million of SBA loans held for sale at December 31, 2025 and 2024, respectively. The Company had $6.4 million and $1.4 million of residential real estate loans held for sale at December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the Company was servicing approximately $375.6 million and $338.8 million, respectively, of loans for others. In the years ended December 31, 2025 and 2024, the Company sold approximately $190.9 million and $159.1 million, respectively, of loans and recognized gains on the sales of loans of $7.3 million and $10.9 million, respectively.

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

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at December 31, 2025 and gross charge-offs for the year ended December 31, 2025:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$141,755	$77,692	$161,707	$176,313	$50,906	$133,911	$—	$25,459	$767,743
Special Mention	—	—	—	1,184	1,185	1,449	—	—	3,818
Substandard	1,136	376	—	—	—	3,383	—	—	4,895
Total Residential real estate	142,891	78,068	161,707	177,497	52,091	138,743	—	25,459	776,456
Current period gross charge-offs	$—	$—	$304	$327	$59	$19	$—	$—	$709

Multifamily
Pass	25,386	2,734	3,343	274,404	154,614	80,153	—	—	540,634
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	449	—	—	449
Total Multifamily	25,386	2,734	3,343	274,404	154,614	80,602	—	—	541,083
Current period gross charge-offs	—	—	—	—	—	33	—	—	33

Commercial real estate
Pass	65,373	62,277	59,357	156,010	56,447	100,094	—	—	499,558
Special Mention	1,182	4,967	—	2,054	7,473	2,385	—	—	18,061
Substandard	—	5,563	1,699	—	—	688	—	—	7,950
Total Commercial real estate	66,555	72,807	61,056	158,064	63,920	103,167	—	—	525,569
Current period gross charge-offs	—	—	1,081	—	305	223	—	—	1,609

Commercial and industrial
Pass	39,132	27,187	46,472	7,210	5,015	3,368	—	—	128,384
Special Mention	—	1,428	5,083	—	939	317	—	—	7,767
Substandard	—	114	7,772	477	237	840	—	—	9,440
Total Commercial and industrial	39,132	28,729	59,327	7,687	6,191	4,525	—	—	145,591
Current period gross charge-offs	—	2,496	5,392	3,000	717	233	—	—	11,838

Construction and land development
Pass	5,855	1,463	—	—	—	—	—	—	7,318
Special Mention	—	—	—	—	3,763	—	—	—	3,763
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	5,855	1,463	—	—	3,763	—	—	—	11,081
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	39	124	209	58	—	—	—	—	430
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	39	124	209	58	—	—	—	—	430
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Loans	$279,858	$183,925	$285,642	$617,710	$280,579	$327,037	$—	$25,459	$2,000,210

Total Gross charge-offs	$—	$2,496	$6,777	$3,327	$1,081	$508	$—	$—	$14,189
(1)

Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $539,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2025. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See “Note 9 – Derivatives” for more information on the fair value hedge.

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at December 31, 2024 and the gross charge-offs for the year ended December 31, 2024:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$81,599	$180,498	$193,204	$58,694	$33,539	$143,580	$—	$25,004	$716,118
Special Mention	407	877	585	1,199	2,110	768	—	—	5,946
Substandard	—	514	679	589	—	3,467	—	1,418	6,667
Total Residential real estate	82,006	181,889	194,468	60,482	35,649	147,815	—	26,422	728,731
Current period gross charge-offs	$—	$129	$—	$—	$128	$23	$—	$—	$280

Multifamily
Pass	2,814	3,393	292,430	159,094	35,368	56,158	—	—	549,257
Special Mention	—	—	—	—	—	450	—	—	450
Substandard	—	—	—	863	—	—	—	—	863
Total Multifamily	2,814	3,393	292,430	159,957	35,368	56,608	—	—	550,570
Current period gross charge-offs	$—	$—	$—	$368	$397	$—	$—	$—	$765

Commercial real estate
Pass	69,436	83,159	173,301	78,044	21,870	104,957	—	—	530,767
Special Mention	—	911	1,709	3,866	399	1,298	—	—	8,183
Substandard	—	—	—	2,790	483	4,034	—	—	7,307
Total Commercial real estate	69,436	84,070	175,010	84,700	22,752	110,289	—	—	546,257
Current period gross charge-offs	$—	$—	$—	$—	$—	$30	$—	$—	$30

Commercial and industrial
Pass	49,979	69,149	8,834	6,022	1,375	2,496	—	—	137,855
Special Mention	236	251	—	544	805	416	—	—	2,252
Substandard	42	815	2,500	1,261	249	483	—	—	5,350
Total Commercial and industrial	50,257	70,215	11,334	7,827	2,429	3,395	—	—	145,457
Current period gross charge-offs	$128	$302	$—	$—	$52	$90	$—	$—	$572

Construction and land development
Pass	921	3,288	—	5,473	—	—	—	—	9,682
Special Mention	—	—	—	3,801	—	—	—	—	3,801
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	921	3,288	—	9,274	—	—	—	—	13,483
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	138	292	73	—	—	—	—	—	503
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	138	292	73	—	—	—	—	—	503
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Loans	$205,572	$343,147	$673,315	$322,240	$96,198	$318,107	$—	$26,422	$1,985,001

Total Gross charge-offs	$128	$431	$—	$368	$577	$143	$—	$—	$1,647
(1)

Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $523,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See “Note 9 – Derivatives” for more information on the fair value hedge.

Allowance for Credit Losses on Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which is recorded in other liabilities. The provision for credit losses on unfunded commitments is recorded within the provision for credit losses on the Company’s income statement. The following table presents the allowance for credit losses for unfunded commitments for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Balance at beginning of period	$314	$124
Provision for credit losses on unfunded commitments	312	190
Balance at end of period	$626	$314

The table below presents the provision for credit losses on loans and unfunded commitments for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Provision for credit losses on loans	$10,070	$4,750
Provision for credit losses on unfunded commitments	312	190
Total provision for credit losses	$10,382	$4,940

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2025 and 2024:

	December 31, 2025
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$4,524	$4,524	$—
Multifamily	—	449	—
Commercial real estate	6,053	7,261	—
Commercial and industrial	1,527	9,370	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$12,104	$21,604	$—

	December 31, 2024
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$5,497	$5,497	$—
Multifamily	864	864	—
Commercial real estate	5,300	5,325	—
Commercial and industrial	1,567	4,682	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$13,228	$16,368	$—

The Company recognized $398 thousand and $205 thousand of interest income on nonaccrual loans during the year ended December 31, 2025 and 2024, respectively.

Individually Analyzed Loans

The Company analyzes loans on an individual basis when management has determined that the loan no longer exhibits risk characteristics consistent with the risk characteristics existing in its designed pool of loans, under the Company’s CECL methodology. Loans individually analyzed include certain nonaccrual loans.

As of December 31, 2025 and 2024, the amortized cost basis of individually analyzed loans amounted to $17.2 million and $16.4 million, respectively, of which $16.4 million and $15.6 million were considered collateral dependent. For collateral dependent loans where foreclosure is probable or the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral adjusted for sales costs and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following tables present the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral-dependent as of December 31, 2025 and 2024.

	December 31, 2025
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$4,320	$—
Multifamily (2)	442	64
Commercial real estate (2)	3,420	135
Commercial and industrial (1) (2) (3)	8,239	1,371
Total	$16,421	$1,570
(1)	Secured by residential real estate
(2)	Secured by commercial real estate
(3)	Secured by business assets

	December 31, 2024
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$5,783	$—
Multifamily (2)	864	—
Commercial real estate (2)	5,235	—
Commercial and industrial (1) (2) (3)	3,753	2,500
Total	$15,635	$2,500
(1)	Secured by residential real estate
(2)	Secured by commercial real estate
(3)	Secured by business assets

Past Due Loans

The following tables present the aging of the amortized cost basis in past due loans as of December 31, 2025 and 2024 by class of loans:

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2025	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$9,400	$2,917	$2,963	$15,280	$761,715	$776,995
Multifamily	1,413	856	449	2,718	538,365	541,083
Commercial real estate	2,602	5,151	6,114	13,867	511,702	525,569
Commercial and industrial	8,328	688	2,691	11,707	133,884	145,591
Construction and land development	—	—	—	—	11,081	11,081
Consumer	—	—	—	—	430	430
Total	$21,743	$9,612	$12,217	$43,572	$1,957,177	$2,000,749

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2024	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$5,215	$3,362	$4,229	$12,806	$716,448	$729,254
Multifamily	1,442	—	—	1,442	549,128	550,570
Commercial real estate	1,347	—	5,325	6,672	539,585	546,257
Commercial and industrial	2,533	661	4,305	7,499	137,958	145,457
Construction and land development	—	—	—	—	13,483	13,483
Consumer	—	—	—	—	503	503
Total	$10,537	$4,023	$13,859	$28,419	$1,957,105	$1,985,524

The Company may occasionally make modifications to loans where the borrower is considered to be in financial distress. Types of modifications include principal reductions, significant payment delays, term extensions, interest rate reductions or a combination thereof. The amount of principal reduction is charged-off against the allowance for credit losses.

The following table presents the amortized cost basis of loans at December 31, 2025 and 2024 that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Year Ended December 31, 2025
				% of
				Total
				Class of
	Principal	Payment	Term	Financing
(in thousands)	Reduction	Delay	Extension	Receivable
Commercial real estate	$—	$1,142	$—	0.22%
Commercial and industrial	—	—	231	0.16
Total	$—	$1,142	$231	0.07%

	Year Ended December 31, 2024
				% of
				Total
				Class of
	Principal	Payment	Term	Financing
(in thousands)	Reduction	Delay	Extension	Receivable
Multifamily	$864	$—	$—	0.16%
Commercial and industrial	—	563	—	0.33
Total	$864	$563	$—	0.07%

The Company had no commitment to lend additional funds to borrowers for which modifications described above were made during the years ended December 31, 2025 and 2024.

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. No such loans that have been modified in the twelve month periods preceding December 31, 2025 and December 31, 2024 were past due.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025
			Weighted
			Average
			Term
	Principal	Payment	Extension
(in thousands)	Reduction	Delay	(in months)
Commercial real estate	$—	$46	—
Commercial and industrial	—	—	36

	Year Ended December 31, 2024
			Weighted
			Average
			Term
	Principal	Payment	Extension
(in thousands)	Reduction	Delay	(in months)
Multifamily	$362	$—	—
Commercial and industrial	—	55	—

Upon the Company’s determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. During the years ended December 31, 2025 and 2024, no loans that were modified to borrowers experiencing financial difficulty had a payment default within twelve months of modification.

The following tables present the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
				Commercial	Construction
	Residential		Commercial	and	and Land
	Real Estate	Multifamily	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$6,236	$5,284	$5,605	$5,447	$180	$27	$22,779
Charge-offs	(709)	(33)	(1,609)	(11,838)	—	—	(14,189)
Recoveries	—	—	—	34	—	—	34
Provision for credit losses (1)	(492)	(1,864)	1,127	11,269	35	(5)	10,070
Ending balance	$5,035	$3,387	$5,123	$4,912	$215	$22	$18,694

(1)	Additional provision related to off-balance sheet exposure was a debit of $312 thousand for the year ended December 31, 2025.

	Year Ended December 31, 2024
				Commercial	Construction
	Residential		Commercial	and	and Land
	Real Estate	Multifamily	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$5,001	$4,671	$8,390	$1,419	$122	$55	$19,658
Charge-offs	(280)	(765)	(30)	(572)	—	—	(1,647)
Recoveries	—	—	—	18	—	—	18
Provision for credit losses (1)	1,515	1,378	(2,755)	4,582	58	(28)	4,750
Ending balance	$6,236	$5,284	$5,605	$5,447	$180	$27	$22,779

(1)	Additional provision related to off-balance sheet exposure was a debit of $190 thousand for the year ended December 31, 2024.

Note 4. Premises and Equipment

The following table details the components of premises and equipment:

	December 31,
(in thousands)	2025	2024
Land	$1,600	$1,600
Buildings and improvements	10,572	10,876
Leasehold improvements	4,507	4,248
Furniture, fixtures and equipment	9,082	8,695
	25,761	25,419
Less: Accumulated depreciation	(11,448)	(10,082)
Premises and equipment, net	$14,313	$15,337

Depreciation was $1.8 million for the years ended December 31, 2025 and 2024.

Note 5. Leases

Operating Leases

The Company enters into leases in the normal course of business primarily for branch locations, back-office operations locations, business development offices, and equipment. The Company’s leases have remaining terms ranging from 2 to 11 years, some of which include renewal or termination options to extend the lease for up to 5 years and some include options to terminate the lease upon notification. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants. The Company has no leases that are subject to sublease agreements.

As of December 31, 2025 and 2024, the Company had lease liabilities totaling $10.6 million and $9.0 million, respectively, and right-of-use assets totaling $9.9 million and $8.3 million. As of December 31, 2025, the weighted average remaining lease term was 8 years and the weighted average discount rate was 4.5%. Total lease costs for the year ended December 31, 2025 and 2024 were $2.5 million and $2.2 million, respectively.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2025 are as follows:

(dollars in thousands)
Years Ending December 31,
2026	$2,570
2027	1,999
2028	1,635
2029	1,290
2030	1,309
Thereafter	3,326
Total undiscounted lease payments	12,129
Less: imputed interest	1,562
Net lease liability	$10,567

Note 6. Deposits

The following table details the components of deposits:

	December 31,
(in thousands)	2025	2024
Non-interest bearing:
Demand	$247,786	$211,656
Interest-bearing:
NOW	781,681	692,890
Money market	430,549	503,082
Savings	58,475	48,885
Time deposits $250,000 and greater	108,162	106,350
Time deposits less than $250,000	401,734	391,420
Total interest-bearing	1,780,601	1,742,627
Total deposits	$2,028,387	$1,954,283

The scheduled maturities of time deposits are as follows:

December 31,
(in thousands)	2025
2026	$501,002
2027	6,624
2028	1,412
2029	468
2030	390
Total	$509,896

Note 7. Borrowings

Federal Home Loan Bank (“FHLB”) Advances

At December 31, 2025 and 2024, FHLB term borrowings outstanding were $100.7 million and $107.8 million, respectively, all of which were fixed rate.

There were no FHLB overnight borrowings outstanding at December 31, 2025 and 2024.

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

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by residential and commercial mortgage loans under a blanket lien arrangement at December 31, 2025 and 2024. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $8.9 million and $97.9 million at December 31, 2025 and 2024, respectively.

Federal Reserve Borrowings

The Company pledges residential and commercial loans and investments to the Federal Reserve Bank of New York’s Discount Window. Based on this collateral, the Company was eligible to borrow up to $97.3 million and $247.2 million as of December 31, 2025 and 2024, respectively. The Company did not have any outstanding borrowings against this line as of December 31, 2025 and 2024.

Correspondent Bank Borrowings

At December 31, 2025, approximately $92 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at December 31, 2025 and 2024.

Note 8. Subordinated Debentures

In October 2020, the Company completed the private placement of $25.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2030 (the “Notes”) to certain qualified institutional buyers and accredited investors. The Notes bore interest, payable semi-annually, at the rate of 5.00% per annum, until October 15, 2025. From and including October 15, 2025 through maturity or earlier redemption, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month Term Secured Overnight Financing Rate (“SOFR”) plus 487.4 basis points payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on January 15, 2026. As of December 31, 2025, the variable interest rate was 8.76%. The Company may, at its option, on any upcoming scheduled interest payment date, redeem the Notes, in whole or in part, subject to the receipt of any required regulatory approval. The Notes are not subject to redemption at the option of the holders of the Notes. The portion of the proceeds of these subordinated notes contributed to the Bank is included as a component of the Bank’s Tier 1 capital for regulatory reporting.

At December 31, 2025 and 2024, the unamortized issuance costs of the Notes were $257 thousand and $311 thousand, respectively. For each of the years ended December 31, 2025 and 2024, $54 thousand of issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

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

The following sets forth information regarding the Company’s derivative financial instruments as of the dates indicated:

	Assets		Liabilities
	Notional		Notional
(in thousands)	Amount	Fair Value (1)	Amount	Fair Value (1)
December 31, 2025
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$—	$—	$75,000	$(594)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(459)
Total	$—	$—	$125,000	$(1,053)

December 31, 2024
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$25,000	$68	$50,000	$(451)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(476)
Total	$25,000	$68	$100,000	$(927)
(1)	Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps with notional amounts totaling $75.0 million as of December 31, 2025 and 2024, were designated as cash flow hedges of certain Brokered Certificates of Deposit. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents the net (losses) gains recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
(Loss) gain recognized in other comprehensive income, net of tax	$(163)	$685
(Loss) gain recognized in interest expense	(68)	622

Fair Value Hedges of Interest Rate Risk

On November 1, 2023, the Company entered into a three year interest rate swap with a notional amount totaling $50 million which was designated as a fair value hedge of certain fixed rate residential mortgages. The Company pays a fixed rate of 4.56% and receives a floating rate based on SOFR for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during the years ended December 31, 2025 and 2024, and the Company expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the year ended December 31, 2025 and 2024.

	Year Ended December 31,
(in thousands)	2025	2024
Net gain on hedged items recorded in interest income on loans	$33	$33
(Loss) gain on hedge recorded in interest income on loans	(154)	299

The following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges as of the dates indicated.

	December 31,
(in thousands)	2025	2024
Loans receivable:
Carrying amount of the hedged assets(1)	$50,000	$50,000
Fair value hedging adjustment included in the carrying amount of the hedged assets	539	523
(1)

This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2025 and 2024, the amortized cost basis of the closed portfolios used in the hedging relationships were $318.6 million and $379.3 million, respectively. The cumulative basis adjustments associated with these hedging relationships were $0.5 million and $0.5 million, respectively, and the amounts of the designated hedged items were $50.0 million and $50.0 million, respectively.

Credit-Risk-Related Contingent Features

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At December 31, 2025 and 2024, the Company posted $1.2 million and $0.7 million, respectively, in collateral to its counterparties in a net liability position.

Note 10. Goodwill and Other Intangible Assets

The Company performs an impairment test on goodwill annually, or more frequently if events or changes in circumstance indicate that the asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess.

The following table presents activity for goodwill and other intangible assets, which consist of core deposit intangibles (included in other liabilities):

	December 31,
(in thousands)	2025	2024
Goodwill at beginning of period	$19,168	$19,168
Acquisition	—	—
Measurement period adjustment for previous acquisition	—	—
Goodwill at end of period	$19,168	$19,168
Other intangible assets at beginning of period	$250	$311
Acquisition	—	—
Amortization	(54)	(61)
Other intangible assets at end of period	$196	$250

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

The Company elected to perform a quantitative impairment analysis at November 30, 2025. The annual quantitative assessment of goodwill for the reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approaches”). The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value. The market approaches take into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives. The result of the income approach was weighted 50% and the results of the market approaches comprised the remaining 50% in determining the fair value of the reporting unit. The results of the annual quantitative impairment analysis indicated that the fair value exceeded the carrying value of the reporting unit.

No impairment charges were required to be recorded in the years ended December 31, 2025 and 2024.

The following table presents the gross carrying amount and accumulated amortization for the Company’s other intangible assets, which consist of core deposit intangibles:

	December 31,
(in thousands)	2025	2024
Gross carrying amount	$517	$517
Accumulated amortization	(321)	(267)
Net book value	$196	$250

At December 31, 2025, the weighted-average remaining life of the Company’s other intangible assets was 2.92 years.

The following table presents estimated future amortization expense for other intangible assets:

(in thousands)
2026	$47
2027	42
2028	36
2029	32
2030	28
Thereafter	11
Total	$196

Note 11. Income Taxes

Pretax income from continuing operations is as follows:

Year Ended
December 31,
(in thousands)	2025

Domestic	$9,954
Foreign	—
Total	$9,954

Income tax expense (benefit) from continuing operations was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Current:
Federal	$(73)	$2,565
State	833	874
Total current	760	3,439
Deferred:
Federal	1,850	578
State	(144)	16	(a)
Total deferred	1,706	594
Total income tax expense	$2,466	$4,033
(a)	The components of the State deferred income tax expense for the year ended December 31, 2024, are presented net of the valuation allowance in accordance with ASU 2023-09.

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures effective January 1, 2025 on a prospective basis for annual reporting periods. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate for the year ended December 31, 2025 in accordance with ASU 2023-09:

	Year Ended December 31,
	2025
		Percentage
		of Pretax
(dollars in thousands)	Amount	Income
Income tax expense at U.S. federal statutory rate	$2,090	21.0%
State and local income taxes, net of federal income tax effect (1)	788	7.9%
Nontaxable or nondeductible items:
Restricted stock	(131)	(1.3)%
Nonqualified stock options	(178)	(1.8)%
Other nontaxable and nondeductible items	20	0.2%
Other	(123)	(1.2)%
Income tax expense	$2,466	24.8%
(1)	State taxes in New York and New York City made up the majority (greater than 50%) of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate for the year ended December 31, 2024:

	Year Ended December 31,
	2024
		Percentage
		of Pretax
(dollars in thousands)	Amount	Income
Federal income tax expense computed by applying the statutory rate to income before income taxes	$3,439	21.0%
State taxes, net of federal benefit	515	3.2%
Salaries deduction limitation	29	0.2%
Nondeductible expenses	(107)	(0.7)%
Other	252	1.5%
Change in valuation allowance	(95)	(0.6)%
Income tax expense	$4,033	24.6%

The components of income taxes paid for the year ended December 31, 2025, were as follows:

Year Ended
December 31,
(in thousands)	2025

Federal	$1,360
State:
New Jersey	135
New York State	616
New York City	360
Other	110
Total	$2,581

At December 31, 2025, net deferred tax liability (included in other liabilities) was $0.4 million. At December 31, 2024, net deferred tax asset (included in other assets) was $1.6 million. The following table summarizes the composition of deferred tax assets and liabilities:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses and other contingent liabilities	$5,847	$6,814
Operating lease liability	2,731	2,663
Net operating loss carryforwards	4,775	3,041
Compensation and related benefit obligations	667	950
Accrued SERP	983	996
Unrealized loss on securities AFS	62	294
Unrealized loss on derivatives	131	100
Purchase accounting fair value adjustments	163	183
Total deferred tax assets	15,359	15,041
Deferred tax liabilities:
Deferred fees and costs	(7,470)	(6,527)
Operating lease asset	(2,516)	(2,460)
Depreciation	(967)	(919)
Unrealized gain on derivatives	—	(15)
Mortgage servicing rights	(9)	(12)
Other	(183)	(114)
Total deferred tax liabilities	(11,145)	(10,047)
Total	4,214	4,994
Valuation allowance	(4,567)	(3,425)
Net deferred tax (liability) asset	$(353)	$1,569

The Company does not have net operating loss carryforwards available for federal income tax purposes as of December 31, 2025. The Company has net operating loss carryforwards available for state income tax purposes of approximately $52.2 million. For state purposes, $9.2 million expires in 2035 and the remaining balance of $43.0 million will begin to expire in 2036. The Company has net operating loss carryforwards for city income tax purposes of approximately $18.4 million, of which $18.4 million will begin to expire in 2037.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Alabama, Connecticut, Florida, Georgia, Kansas, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Utah and the city of New York. The Company is generally no longer subject to examination by taxing authorities for years before 2022. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. The Company has unrecorded tax benefits, and the Company does not expect the total amount of unrecognized income tax benefits to significantly increase in the next twelve months.

Note 12. Equity Compensation Plans

The Company’s 2021 and 2018 Equity Compensation Plans (the “2021 Plan” and the “2018 Plan,” respectively), provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 157,445 and 230,966 shares remain available for issuance at December 31, 2025 and 2024, respectively. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 8,767 and 2,795 shares remain available for issuance at December 31, 2025 and 2024, respectively.

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

There were 42,000 stock options exercised resulting in the net issuance (after netting the value of the exercise price and/or certain tax liabilities) of 14,332 shares of common stock during the year ended December 31, 2025. There were 99,392 stock options exercised resulting in the net issuance (after netting the value of the exercise price and/or certain tax liabilities) of 39,170 shares of common stock during the year ended December 31, 2024.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, January 1, 2025	58,000	$8.11	$835	0.82 years
Granted	—	—
Exercised	(42,000)	6.25
Forfeited	—	—
Outstanding, December 31, 2025 (1)	16,000	$13.00	$164	0.67 years
(1)	All outstanding options are fully vested and exercisable

The following table presents information related to the stock option plan for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024
Intrinsic value of options exercised	$847	$736
Cash received from option exercises	—	103
Tax benefit from option exercises	296	229

There was no compensation expense attributable to stock options for the years ended December 31, 2025 and 2024.

Restricted Stock Awards

During the years ended December 31, 2025 and 2024, restricted stock awards of 58,250 shares and 59,911 shares, respectively, were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, January 1, 2025	236,203	$18.95
Granted	58,250	25.75
Vested	(76,790)	19.20
Forfeited	(17,259)	19.91
Unvested, December 31, 2025	200,404	$20.76

Compensation expense attributable to restricted stock awards was $1.3 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there was $2.9 million and $3.1 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 3.01 years and 3.00 years, respectively. The total fair value of shares vested during the years ended December 31, 2025 and 2024 was $1.9 million and $1.3 million, respectively.

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

The following table summarizes the unvested performance-based RSU activity for the year ended December 31, 2025:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2025	38,271	$19.73
Granted	22,345	26.30
Incremental performance shares vested	9,086	19.73
Vested	(42,484)	19.73
Forfeited	(4,873)	19.73
Unvested, December 31, 2025	22,345	$26.30

No RSUs were granted during the year ended December 31, 2024. During the year ended December 31, 2025, the Company granted 22,345 RSUs. These performance-based RSUs cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2027.

Compensation expense attributable to RSUs were $300 thousand and $224 thousand for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there was $414 thousand and $31 thousand of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 2.21 years and 0.14 years, respectively.

Note 13. Related Party Transactions

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, their immediate families and their affiliated companies (commonly referred to as related parties). Loans to related parties were as follows:

(in thousands)
Beginning balance, January 1, 2025	$1,804
New loans	—
Effect of changes in composition of related parties	—
Repayments	(133)
Ending balance, December 31, 2025	$1,671

Deposits from principal officers, directors and their affiliates at December 31, 2025 and 2024 were $38.0 million, $19.3 million, respectively.

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

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	December 31,
	2025		2024
(in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Standby letters of credit	$805	$—	$812	$—
Loan commitments outstanding	22,489	18,108	3,008	34,596
Unused lines of credit	12,997	107,351	14,415	78,501

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2025 have interest rates ranging from 5.62% to 7.15% and maturities ranging from 1 year to 30 years. The fixed rate loan commitments at December 31, 2024 have interest rates ranging from 6.625% to 7.75% and maturities ranging from 3 years to 30 years.

Note 15. Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The effects of accumulated other comprehensive income or loss is not included in computing regulatory capital. Management believes as of December 31, 2025, the Bank meets all capital adequacy requirements to which it is subject.

In addition to the minimum capital requirements discussed above, the Bank is also required to maintain a capital buffer above the requirements set forth in the capital adequacy regulations. Failure to maintain the required buffer could impair the Bank’s ability to pay dividends to the Company and to pay certain compensation to its executives.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s actual and required capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital to risk-weighted assets	$222,739	14.06%	$126,770	8.00%	$166,385	10.50%	$158,462	10.00%
Tier 1 capital to risk-weighted assets	204,431	12.90%	95,077	6.00%	134,693	8.50%	126,770	8.00%
Common equity tier 1 capital to risk-weighted assets	204,431	12.90%	71,308	4.50%	110,923	7.00%	103,000	6.50%
Tier 1 capital to average total assets	204,431	9.05%	90,398	4.00%	N/A	N/A	112,997	5.00%

December 31, 2024
Total capital to risk-weighted assets	$220,696	14.58%	$121,127	8.00%	$158,979	10.50%	$151,408	10.00%
Tier 1 capital to risk-weighted assets	201,744	13.32%	90,845	6.00%	128,697	8.50%	121,127	8.00%
Common equity tier 1 capital to risk-weighted assets	201,744	13.32%	68,134	4.50%	105,986	7.00%	98,416	6.50%
Tier 1 capital to average total assets	201,744	9.13%	88,382	4.00%	N/A	N/A	110,478	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend and debt service payments is dividends received from the Bank. During the year ended December 31, 2025 the Bank paid $6.9 million in cash dividends to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2025, the Bank had $26.5 million of retained net income available for dividends to the Company, without obtaining regulatory approval, provided that the Bank satisfies the regulatory capital requirements, including the capital conservation buffer, disclosed above.

Note 16. Fair Value Measurements

Fair value is the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined using quoted market prices. However, in many instances, quoted market prices are not available. In such instances, fair values are determined using appropriate valuation techniques. Various assumptions and observable inputs must be relied upon in applying these techniques. Accordingly, categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As such, the fair value estimates may not be realized in an immediate transfer of the respective asset or liability.

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

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes assets measured at fair value on a recurring basis:

	December 31, 2025
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. Treasury securities	$4,495	$—	$4,495	$—
U.S. GSE residential mortgage-backed securities	18,143	—	18,143	—
U.S. GSE residential collateralized mortgage obligations	11,757	—	11,757	—
U.S. GSE commercial mortgage-backed securities	2,532	—	2,532	—
Collateralized loan obligations	32,664	—	32,664	—
Corporate bonds	29,961	—	29,961	—
Loan servicing rights	6,320	—	—	6,320
Total	$105,872	$—	$99,552	$6,320

Financial liabilities:
Derivatives	$1,053	$—	$1,053	$—

	December 31, 2024
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. Treasury securities	$20,000	$—	$20,000	$—
U.S. GSE residential mortgage-backed securities	10,645	—	10,645	—
U.S. GSE commercial mortgage-backed securities	1,503	—	1,503	—
Collateralized loan obligations	32,477	—	32,477	—
Corporate bonds	19,130	—	19,130	—
Loan servicing rights	6,016	—	—	6,016
Derivatives	68	—	68	—
Total	$89,839	$—	$83,823	$6,016

Financial liabilities:
Derivatives	$927	$—	$927	$—

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

Other Real Estate Owned (“OREO”) (included in Other Assets): Assets acquired through or in lieu of loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and income approach with data comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. OREO properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for both collateral-dependent loans and OREO are performed by certified commercial appraisers for commercial properties or certified residential appraisers for residential properties whose qualifications and licenses have been reviewed and approved by the Bank. Once received, an independent third party reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. The fair value of loan servicing rights related to residential mortgage loans at December 31, 2025 was determined based on discounted expected future cash flows using discount rates ranging from 12.4% to 14.9%, prepayment speeds ranging from 17.6% to 18.9% and a weighted average life ranging from 1.5 to 3.6 years. Fair value at December 31, 2024 was determined based on discounted expected future cash flows using discount rates ranging from 13.0% to 15.5%, prepayment speeds ranging from 18.0% to 19.4% and a weighted average life ranging from 2.0 to 3.5 years.

The fair value of loan servicing rights for SBA loans at December 31, 2025 was determined based on discounted expected future cash flows using discount rates ranging from 6.0% to 48.8%, prepayment speeds ranging from 7.9% to 31.9% and a weighted average life ranging from 0.4 to 5.4 years. The fair value of loan servicing rights for SBA loans at December 31, 2024 was determined based on discounted expected future cash flows using discount rates ranging from 5.5% to 43.4%, prepayment speeds ranging from 9.3% to 35.0% and a weighted average life ranging from 0.8 to 5.1 years.

The Company has determined these are mostly unobservable inputs and considers them Level 3 inputs within the fair value hierarchy.

The following table presents the changes in loan servicing rights for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024
Balance at beginning of period	$6,016	$4,668
Additions	1,374	2,157
Adjustment to fair value	(1,070)	(809)
Balance at end of period	$6,320	$6,016

Assets Measured at Fair Value on a Non-recurring Basis

There were no assets measured at fair value on a non-recurring basis as of December 31, 2024. Assets measured at fair value on a non-recurring basis as of December 31, 2025 are summarized below:

	December 31, 2025
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans:
Multifamily	$378	$—	$—	$378
Commercial real estate	991	—	—	991
Commercial and industrial	6,084	—	—	6,084
Other real estate owned, net:
Commercial real estate	650	—	—	650

The Bank had one other real estate owned property at December 31, 2025 with a $650 thousand carrying value (included in other assets).

The table below presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis at December 31, 2025:

				Range
December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
(Dollar in thousands)
Collateral-dependent loans:
Multifamily	$378	Income approach	Capitalization rate	4.00% - 9.40%
				(8.50%)

Commercial real estate	991	Sales comparison	Comparable sales	5.00% - 20.00%
		approach	adjustments	(10.00%)

Commercial and industrial	6,084	Income approach	Capitalization rate	5.00% - 9.50%
				(8.50%)

Other real estate owned:
Commercial real estate	650	Income approach	Capitalization rate	5.50% -12.00%
				(9.00%)

Financial Instruments Not Measured at Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at December 31, 2025 and 2024:

	December 31, 2025
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$208,904	$208,904	$—	$—	$208,904
Securities held-to-maturity	1,017	—	976	—	976
Loans, net	1,982,055	—	—	1,981,457	1,981,457
Accrued interest receivable	11,780	—	1,165	10,615	11,780

Financial liabilities:
Time deposits	509,896	—	510,703	—	510,703
Demand and other deposits	1,518,491	1,518,491	—	—	1,518,491
Borrowings	100,725	—	101,510	—	101,510
Subordinated debentures	24,743	—	26,342	—	26,342
Accrued interest payable	1,741	11	1,730	—	1,741

	December 31, 2024
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$162,857	$162,857	$—	$—	$162,857
Securities held-to-maturity	3,758	—	3,609	—	3,609
Loans, net	1,962,745	—	—	1,940,452	1,940,452
Accrued interest receivable	11,849	—	931	10,918	11,849

Financial liabilities:
Time deposits	497,770	—	498,226	—	498,226
Demand and other deposits	1,456,513	1,456,513	—	—	1,456,513
Borrowings	107,805	—	107,530	—	107,530
Subordinated debentures	24,689	—	30,909	—	30,909
Accrued interest payable	1,532	5	1,527	—	1,532

Note 17. Parent Company Only Condensed Financial Information

Condensed parent company only financial statements of Hanover Bancorp, Inc. are as follows:

Condensed Balance Sheets

	December 31,
(in thousands)	2025	2024
ASSETS
Cash and due from banks	$144	$782
Investment in Bank	223,880	219,675
Other assets	1,467	1,176
Total Assets	$225,491	$221,633

LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated debentures	$24,743	$24,689
Accrued interest payable	475	260
Accrued expenses and other liabilities	7	46
Total Liabilities	25,225	24,995
Total Stockholders' Equity	200,266	196,638
Total Liabilities and Stockholders' Equity	$225,491	$221,633

Condensed Statements of Income

	Year Ended December 31,
(in thousands)	2025	2024
Dividends received from Bank	$6,900	$5,150
Interest expense	(1,519)	(1,304)
Non-interest expense	(139)	(131)
Income before income taxes and equity in undistributed earnings of the Bank	5,242	3,715
Income tax benefit	267	243
Equity in undistributed earnings of the Bank	1,979	8,388
Net income	$7,488	$12,346

Condensed Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$7,488	$12,346
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of the Bank	(1,979)	(8,388)
Amortization of debt issuance costs	54	54
Increase in other assets	(291)	(343)
Increase in accrued interest payable	215	—
Decrease in accrued expenses and other liabilities	(39)	—
Net cash provided by operating activities	5,448	3,669

Cash flows from financing activities:
Exercise of stock options, net	(468)	(68)
Payments related to tax withholding for equity awards	(779)	(198)
Repurchase of common stock	(1,830)	—
Cash dividends paid	(3,009)	(2,960)
Net cash used in financing activities	(6,086)	(3,226)

Net (decrease) increase in cash and due from banks	(638)	443
Cash and due from banks, beginning of period	782	339
Cash and due from banks, end of period	$144	$782

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

The Company’s basic and diluted EPS calculations are presented in the following table:

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024

Net income available to common stockholders	$7,488	$12,346
Less: Dividends paid and earnings allocated to participating securities	(194)	(384)
Income attributable to common stock	$7,294	$11,962
Weighted average common shares outstanding, including participating securities	7,471,442	7,403,758
Less: Weighted average participating securities	(214,578)	(245,599)
Weighted average common shares outstanding	7,256,864	7,158,159
Basic EPS	$1.01	$1.67

Income attributable to common stock	$7,294	$11,962
Weighted average common shares outstanding	7,256,864	7,158,159
Weighted average common equivalent shares outstanding	5,916	28,983
Weighted average common and equivalent shares outstanding	7,262,780	7,187,142
Diluted EPS	$1.00	$1.66

There were no stock options that were antidilutive at December 31, 2025 and 2024.

Note 19. Accumulated Other Comprehensive (Loss) Income

The following presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the periods indicated:

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2025	$(1,035)	$(299)	$(1,334)
Other comprehensive income (loss), before reclassification	979	(163)	816
Amount reclassified from accumulated other comprehensive income	(162)	—	(162)
Net current period other comprehensive income (loss)	817	(163)	654
Balance at December 31, 2025	$(218)	$(462)	$(680)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2024	$(1,466)	$(984)	$(2,450)
Other comprehensive income, before reclassification	455	685	1,140
Amount reclassified from accumulated other comprehensive income	(24)	—	(24)
Net current period other comprehensive income	431	685	1,116
Balance at December 31, 2024	$(1,035)	$(299)	$(1,334)

The following presents the reclassification out of accumulated other comprehensive (loss) income for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Affected Line Item in Consolidated
(in thousands)	2025	2024	Statements of Income
Unrealized gains and losses on available-for-sale securities
Realized gains on securities available-for-sale	$215	$31	Gain on sale of investment securities available-for-sale, net
Tax effect	53	7	Income tax expense
Net of tax	$162	$24

Gains and losses on cash flow hedges
Interest rate contracts	$—	$—	Interest income (expense)
Tax effect	—	—	Income tax (expense) or benefit
Net of tax	$—	$—

Total reclassifications for the period, net of tax	$162	$24

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

The CODM is provided with the Company’s consolidated statements of financial condition and income and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statements of income. These results are used to measure the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment and in establishing compensation. All revenues are derived from banking operations within the United States, and for the years ended December 31, 2025 and 2024, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

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

	Year Ended December 31,
(in thousands)	2025	2024
Loan servicing and fee income(1)	$4,270	$3,690
Service charges on deposit accounts	750	469
Net gain on sale of loans held-for-sale(1)	7,345	10,940
Net gain on sale of investments available-for-sale(1)	215	31
Other income(2)	263	209
Total non-interest income	$12,843	$15,339
(1)	Not included within the scope of ASC 606
(2)	Other income includes merchant card processing fees of $38 and $48 for the year ended December 31, 2025 and 2024, respectively, which are included in the scope of ASC 606 and gain on sale of fixed assets, loan related fee income and miscellaneous income totaling $225 and $161 for the year ended December 31, 2025 and 2024, respectively, which are not included in the scope of ASC 606.

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

Note 22. Subsequent Events

On January 29, 2026 the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company’s common and preferred stock. The dividend was paid on February 26, 2026 to shareholders of record on February 12, 2026.

On March 12, 2026, the Company completed the private placement of $35 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2036 (the “Notes”) to certain qualified institutional buyers and accredited investors. The Notes will initially bear interest, payable semi-annually, at the rate of 7.25% per annum, until March 15, 2031. From and including March 15, 2031, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 386 basis points.

The Company intends to use the net proceeds to redeem the Company’s outstanding $25 million in aggregate principal amount of subordinated notes and for general corporate purposes, including contributing equity capital to the Bank.

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2025, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because Hanover Bancorp, Inc. is an emerging growth company.

Item 9B. Other Information

During the quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of December 31, 2025.

Item 11. Executive Compensation

Information responsive to this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of December 31, 2025.

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2025.

Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
	(A)	(B)	column (A)) (C)
Equity compensation plans approved by shareholders	16,000	$13.00	8,767
Equity compensation plans not approved by shareholders	—	—	157,445
Total	16,000	$13.00	166,212

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of December 31, 2025.

Item 14. Principal Accountant Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of December 31, 2025.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements and Schedules:

The following financial statements and supplementary data are filed as part of this annual report:

(b)	Exhibits. The following is a list of Exhibits to this annual report.

Exhibit

No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2025)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 27, 2025)
10.1

Second Amended and Restated Employment Agreement effective as of the 1st day of January, 2015, by and between Michael P. Puorro and Hanover Community Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2021)*

10.2	Amended and Restated Change in Control Agreement with Kevin Corbett (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 30, 2021)*
10.3	Hanover Community Bank 2013 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 filed on January 20, 2021)*
10.4	Savoy Bank 2013 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Form S-8 filed on June 17, 2021)*
10.5	Hanover Community Bank 2016 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 filed on January 20, 2021)*
10.6	2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 filed on January 20, 2021)*
10.7	Hanover Bancorp 2021 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 30, 2021)*
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

10.10	Second Amended and Restated Employment Agreement with McClelland Wilcox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2023)*
10.11	Employment Agreement with Lance P. Burke dated as of July 18, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2024)*

10.12

Exchange Agreement with Castle Creek Capital Partners VIII, L.P. dated April 25, 2024 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2024)

10.13	Change in Control Agreement with Joseph Burns (incorporated by reference to Exhibit 10.13 to Amendment No. 1 on Form 10-K/A of the Registrant’s Annual Report on Form 10-K filed on March 25, 2025)*
10.14	Form of Change in Control Agreement with Lisa DiIorio (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 filed on January 20, 2021)*
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2025)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-4 filed on January 20, 2021)
23.1	Consent of Crowe LLP (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
97	Compensation Recoupment Policy, as amended (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (filed herewith)

* Management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER BANCORP, INC.
Registrant

March 13, 2026	/s/ Michael P. Puorro
Michael P. Puorro
Chairman and Chief Executive Officer (Principal Executive Officer)

March 13, 2026	/s/ Lance P. Burke
Lance P. Burke
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

March 13, 2026	/s/ Lisa A. Diiorio
Lisa A. Diiorio
First Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2026	/s/ Michael P. Puorro	Chairman and Chief Executive Officer
Michael P. Puorro

March 13, 2026	/s/ Varkey Abraham	Director
Varkey Abraham

March 13, 2026	/s/ Robert Golden	Director
Robert Golden

March 13, 2026	/s/ Ahron Haspel	Director
Ahron Haspel

March 13, 2026	/s/ Michael Katz	Director
Michael Katz

March 13, 2026	/s/ Metin Negrin	Director
Metin Negrin

March 13, 2026	/s/ Philip Okun	Director
Philip Okun

March 13, 2026	/s/ Elena Sisti	Director
Elena Sisti

March 13, 2026	/s/ John Sorrenti	Director
John Sorrenti

March 13, 2026	/s/ Michael Thaden	Director
Michael Thaden