Form 10-Q
period 2026-03-31
Hanover Bancorp, Inc. /MD
filed 2026-05-08
CIK 1828588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	7,156,661 Shares
(Title of Class)	(Outstanding as of April 30, 2026)

HANOVER BANCORP, INC.

Form 10-Q

PART I

ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Cash and non-interest-bearing deposits due from banks	$14,845	$95,791
Interest-bearing deposits due from banks	179,603	113,113
Total cash and cash equivalents	194,448	208,904
Securities held to maturity, fair value of $919 at March 31, 2026 and $976 at December 31, 2025 (net of allowance for credit losses of $0 at March 31, 2026 and December 31, 2025)	963	1,017
Securities available for sale, at fair value (net of allowance for credit losses of $0 at March 31, 2026 and December 31, 2025)	105,799	99,552
Loans held for sale	16,296	6,407
Loans	1,992,694	2,000,749
Allowance for credit losses	(19,149)	(18,694)
Loans, net	1,973,545	1,982,055
Premises and equipment, net	14,049	14,313
Operating lease assets	8,072	9,855
Accrued interest receivable	11,520	11,780
Prepaid post retirement plan	3,214	3,247
Stock in Federal Home Loan Bank ("FHLB"), at cost	5,895	7,792
Goodwill	19,168	19,168
Loan servicing rights	6,194	6,320
Other assets	11,786	12,686
TOTAL ASSETS	$2,370,949	$2,383,096
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$237,346	$247,786
Savings, NOW and money market	1,267,579	1,270,705
Time	517,421	509,896
Total deposits	2,022,346	2,028,387
Borrowings	59,780	100,725
Subordinated debentures, $60,000 and $25,000 face amount at March 31, 2026 and December 31, 2025, respectively (less unamortized debt issuance costs of $979 and $257 at March 31, 2026 and December 31, 2025)	59,021	24,743
Operating lease liabilities	8,797	10,567
Accrued interest payable	1,681	1,741
Other liabilities	17,883	16,667
TOTAL LIABILITIES	2,169,508	2,182,830
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, Series A (par value $0.01; 15,000,000 shares authorized; issued and outstanding 275,000 at March 31, 2026 and December 31, 2025, respectively)	5,041	5,041
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 7,156,661 and 7,135,403 at March 31, 2026 and December 31, 2025, respectively)	72	71
Surplus	123,465	123,433
Retained earnings	73,527	72,401
Accumulated other comprehensive loss, net of tax	(664)	(680)
TOTAL STOCKHOLDERS' EQUITY	201,441	200,266
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,370,949	$2,383,096

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
INTEREST INCOME
Loans	$29,618	$29,984
Taxable securities	1,371	1,186
Other interest income	1,303	1,667
Total interest income	32,292	32,837
INTEREST EXPENSE
Savings, NOW and money market deposits	9,552	11,455
Time deposits	4,730	5,320
Borrowings	1,648	1,433
Total interest expense	15,930	18,208
Net interest income	16,362	14,629
Provision for credit losses	530	600
Net interest income after provision for credit losses	15,832	14,029
NON-INTEREST INCOME
Loan servicing and fee income	1,042	1,081
Service charges on deposit accounts	250	117
Gain on sale of loans held-for-sale	1,443	2,352
Other income	9	182
Total non-interest income	2,744	3,732
NON-INTEREST EXPENSE
Salaries and employee benefits	10,127	7,232
Conversion expenses	—	3,180
Occupancy and equipment	2,068	1,836
Data processing	422	593
Professional fees	906	787
Federal deposit insurance premiums	362	337
Other expenses	1,721	2,031
Total non-interest expense	15,606	15,996
Income before income tax expense	2,970	1,765
Income tax expense	1,096	244
NET INCOME	$1,874	$1,521
Earnings per share:
BASIC	$0.25	$0.20
DILUTED	$0.25	$0.20

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$1,874	$1,521
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Change in unrealized gain (loss) on securities available for sale arising during the period, net of tax of ($64) and $49, respectively	(225)	176
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $69 and ($68), respectively	241	(238)
Total other comprehensive income (loss), net of tax	16	(62)
Total comprehensive income, net of tax	$1,890	$1,459

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended March 31, 2026
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net	Equity
Balance at January 1, 2026	7,135,403	$5,041	$71	$123,433	$72,401	$(680)	$200,266
Net income	—	—	—	—	1,874	—	1,874
Other comprehensive income, net of tax	—	—	—	—	—	16	16
Cash dividends declared ($0.10 per share)	—	—	—	—	(748)	—	(748)
Stock-based compensation	—	—	—	358	—	—	358
Stock awards granted, net of forfeitures	36,129	—	1	(1)	—	—	—
Shares received related to tax withholding	(14,871)	—	—	(325)	—	—	(325)
Balance at March 31, 2026	7,156,661	$5,041	$72	$123,465	$73,527	$(664)	$201,441

	For the Three Months Ended March 31, 2025
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net	Equity
Balance at January 1, 2025	7,152,127	$5,041	$72	$124,937	$67,922	$(1,334)	$196,638
Net income	—	—	—	—	1,521	—	1,521
Other comprehensive loss, net of tax	—	—	—	—	—	(62)	(62)
Cash dividends declared ($0.10 per share)	—	—	—	—	(759)	—	(759)
Stock-based compensation	—	—	—	494	—	—	494
Stock awards granted, net of forfeitures	49,750	—	—	—	—	—	—
Shares issued for performance stock units	27,848	—	—	—	—	—	—
Shares received related to tax withholding	(15,326)	—	—	(721)	—	—	(721)
Exercise of stock options, net	14,332	—	—	(468)	—	—	(468)
Balance at March 31, 2025	7,228,731	$5,041	$72	$124,242	$68,684	$(1,396)	$196,643

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,874	$1,521
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	530	600
Depreciation and amortization	509	494
Amortization of right-of-use assets	1,783	442
Stock-based compensation	358	494
Net gain on sale of loans held-for-sale	(1,443)	(2,352)
Net amortization of premiums, discounts and loan fees and costs	587	430
Amortization of intangible assets	12	14
Amortization of debt issuance costs	17	13
Loan servicing rights valuation adjustments	227	299
Payments on operating leases	(1,770)	(470)
Origination of loans held for sale	(39,470)	(21,157)
Proceeds from loans held for sale	31,825	17,328
Decrease (increase) in accrued interest receivable	260	(177)
Decrease in other assets	1,064	5,690
(Decrease) increase in accrued interest payable	(60)	333
Increase (decrease) in other liabilities	1,184	(3,218)
Net cash provided from operating activities	(2,513)	284
Cash flows from investing activities:
Purchases of securities available-for-sale	(18,729)	(83,117)
Redemptions (purchases) of restricted securities, net	1,897	(12)
Principal repayments of securities held to maturity	54	86
Maturities, prepayments and calls of securities available-for-sale	12,163	74,034
Proceeds from loans held for sale previously classified as portfolio loans	5,484	30,608
Net decrease (increase) in loans	1,168	(4,497)
Additions to premises and equipment	(184)	(228)
Net cash from investing activities	1,853	16,874
Cash flows from financing activities:
Net decrease in deposits	(6,041)	(17,843)
Proceeds from term FHLB advances	59,780	—
Repayments of term FHLB advances	(100,725)	—
Proceeds from issuance of subordinated debentures, net of issuance costs	34,261	—
Payments related to tax withholding for equity awards	(325)	(721)
Cash dividends paid	(746)	(749)
Proceeds from exercise of stock options, net	—	(468)
Net cash from financing activities	(13,796)	(19,781)
Net change in cash and cash equivalents	(14,456)	(2,623)
Cash and cash equivalents, beginning of period	208,904	162,857
Cash and cash equivalents, end of period	$194,448	$160,234
Supplemental cash flow information:
Interest paid	$15,990	$17,875
Income taxes paid	180	181
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$6,285	$28,329
Lease liabilities arising from obtaining right-of-use assets	—	589

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

Basis of Presentation

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of March 31, 2026, its consolidated statements of income for the three months ended March 31, 2026 and 2025, its consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025, its consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2026 and 2025 and its consolidated statements of cash flows for the three months ended March 31, 2026 and 2025. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had an immaterial effect on the Company’s consolidated financial statements and had no effect on prior period net income or stockholders’ equity.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results for any other interim period or of the results for the full fiscal year 2026. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company’s significant accounting policies since December 31, 2025.

All material intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

Salaries and employee benefits for the three months ended March 31, 2026 includes a severance payment related to a Board approved Transition Agreement dated February 12, 2026 between the Company and the former President of the Company and the Bank, McClelland Wilcox. In connection with a management restructuring initiative, Mr. Wilcox’s last day of employment was March 31, 2026 and pursuant to the terms of his Employment Agreement, he was entitled to a severance benefit of approximately $2.15 million.

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

The Company’s basic and diluted EPS calculations for the three months ended March 31, 2026 and 2025 are as follows. There were no stock options that were antidilutive for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025

Net income available to common stockholders	$1,874	$1,521
Less: Dividends paid and earnings allocated to participating securities	(49)	(45)
Income attributable to common stock	$1,825	$1,476
Weighted average common shares outstanding, including participating securities	7,434,107	7,463,537
Less: Weighted average participating securities	(204,516)	(239,929)
Weighted average common shares outstanding	7,229,591	7,223,608
Basic EPS	$0.25	$0.20

Income attributable to common stock	$1,825	$1,476
Weighted average common shares outstanding	7,229,591	7,223,608
Weighted average common equivalent shares outstanding	4,897	5,952
Weighted average common and equivalent shares outstanding	7,234,488	7,229,560
Diluted EPS	$0.25	$0.20

3. SECURITIES

The following tables summarize the amortized cost, fair value and allowance for credit losses of securities available for sale and securities held to maturity at March 31, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

	March 31, 2026
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$24,410	$58	$(315)	$—	$24,153
U.S. GSE residential collateralized mortgage obligations	12,295	52	(28)	—	12,319
U.S. GSE commercial mortgage-backed securities	2,581	—	(72)	—	2,509
Collateralized loan obligations	31,752	14	(175)	—	31,591
Corporate bonds	35,330	340	(443)	—	35,227
Total available for sale securities	$106,368	$464	$(1,033)	$—	$105,799

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$963	$—	$(44)	$919	$—

	December 31, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. Treasury securities	$4,495	$—	$—	$—	$4,495
U.S. GSE residential mortgage-backed securities	18,055	193	(105)	—	18,143
U.S. GSE residential collateralized mortgage obligations	11,691	69	(3)	—	11,757
U.S. GSE commercial mortgage-backed securities	2,583	—	(51)	—	2,532
Collateralized loan obligations	32,758	30	(124)	—	32,664
Corporate bonds	30,250	294	(583)	—	29,961
Total available for sale securities	$99,832	$586	$(866)	$—	$99,552

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,017	$—	$(41)	$976	$—

The amortized cost and fair value of investment securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single date are shown separately.

	March 31, 2026
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Due in one year or less	$1,000	$1,018
Due after one year through five years	2,500	2,478
Five to ten years	31,830	31,731
Beyond ten years	31,752	31,591
U.S. GSE residential mortgage-backed securities	24,410	24,153
U.S. GSE residential collateralized mortgage obligations	12,295	12,319
U.S. GSE commercial mortgage-backed securities	2,581	2,509
Total securities available for sale	106,368	105,799
Securities held to maturity:
U.S. GSE residential mortgage-backed securities	963	919
Total investment securities	$107,331	$106,718

At March 31, 2026 and December 31, 2025, investment securities with a carrying amount of $36.5 million and $34.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities during the three months ended March 31, 2026 and 2025.

There were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity other than securities issued by the U.S. government and its agencies at March 31, 2026 and December 31, 2025.

The following tables summarize securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2026
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$15,965	$(215)	$1,093	$(100)	13	$17,058	$(315)
U.S. GSE residential collateralized mortgage obligations	1,950	(25)	18	(3)	2	1,968	(28)
U.S. GSE commercial mortgage-backed securities	2,509	(72)	—	—	1	2,509	(72)
Collateralized loan obligations	27,589	(175)	—	—	6	27,589	(175)
Corporate bonds	6,529	(31)	11,088	(412)	12	17,617	(443)
Total available-for-sale	$54,542	$(518)	$12,199	$(515)	34	$66,741	$(1,033)

	December 31, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$4,562	$(10)	$2,719	$(95)	7	$7,281	$(105)
U.S. GSE residential collateralized mortgage obligations	—	—	19	(3)	1	19	(3)
U.S. GSE commercial mortgage-backed securities	2,532	(51)	—	—	1	2,532	(51)
Collateralized loan obligations	23,654	(124)	—	—	5	23,654	(124)
Corporate bonds	1,987	(14)	10,931	(569)	8	12,918	(583)
Total available-for-sale	$32,735	$(199)	$13,669	$(667)	22	$46,404	$(866)

Assessment of Available for Sale Debt Securities for Credit Risk

Management assesses the decline in fair value of investment securities periodically. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. The following is a discussion of the credit quality characteristics of portfolio segments carrying unrealized losses at March 31, 2026 and December  31, 2025.

Obligations of U.S. Government agencies and sponsored entities

The mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these mortgage-backed securities and collateralized mortgage obligations and it is likely that it will not be required to sell the securities before their anticipated recovery. These securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company did not record expected credit loss on these securities at March 31, 2026 and December 31, 2025.

Corporate bonds

The Company’s corporate bond portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of each individual investment. Management reviewed the collectibility of these investments, taking into account such factors as the financial condition of the issuers, reported regulatory capital ratios, and credit ratings, when available, and other factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its corporate bond portfolio as of March 31, 2026 and December 31, 2025.

Collateralized loan obligations (“CLO”)

The Company’s CLO portfolio is comprised of an actively managed portfolio of senior secured Class A Notes. Management considers the credit quality of each individual investment. Management reviewed the collectibility of these investments, taking into account such factors as the financial condition of the issuers and credit ratings, when available and other factors. All CLO securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its CLO portfolio as of March 31, 2026 and December 31, 2025.

4. LOANS

The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented.

(in thousands)	March 31, 2026	December 31, 2025
Residential real estate	$764,131	$776,995
Multifamily	550,739	541,083
Commercial real estate	517,983	525,569
Commercial and industrial	147,929	145,591
Construction and land development	11,496	11,081
Consumer	416	430
Total loans	1,992,694	2,000,749
Allowance for credit losses	(19,149)	(18,694)
Total loans, net	$1,973,545	$1,982,055

At March 31, 2026 and December 31, 2025, the Company was servicing approximately $370.1 million and $375.6 million, respectively, of loans for others. The Company had $1.3 million and $0 of SBA loans held for sale at March 31, 2026 and December 31, 2025, respectively. The Company had $15.0 million and $6.4 million of residential real estate loans held for sale at March 31, 2026 and December 31, 2025, respectively.

For the three months ended March 31, 2026 and 2025, the Company sold loans totaling approximately $41.5 million and $46.6 million, respectively, recognizing net gains of $1.4 million and $2.4 million, respectively.

The following tables summarize the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
				Commercial	Construction
	Residential		Commercial	and	and Land
	Real Estate	Multifamily	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$5,035	$3,387	$5,123	$4,912	$215	$22	$18,694
Charge-offs	—	—	(22)	(36)	—	—	(58)
Recoveries	—	—	3	10	—	—	13
Provision for credit losses (1)	(19)	506	(255)	263	6	(1)	500
Ending balance	$5,016	$3,893	$4,849	$5,149	$221	$21	$19,149
(1)	Additional provision related to off-balance sheet exposure was a debit of $30 thousand for the three months ended March 31, 2026.

	Three Months Ended March 31, 2025
				Commercial	Construction
	Residential		Commercial	and	and Land
	Real Estate	Multifamily	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$6,236	$5,284	$5,605	$5,447	$180	$27	$22,779
Charge-offs	—	(33)	(305)	(133)	—	—	(471)
Recoveries	—	—	—	17	—	—	17
Provision for credit losses	315	(252)	79	529	(67)	(4)	600
Ending balance	$6,551	$4,999	$5,379	$5,860	$113	$23	$22,925

Allowance for Credit Losses on Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which is recorded in other liabilities. The provision for credit losses on unfunded commitments is recorded within the provision for credit losses on the Company’s income statement. The following table presents the allowance for credit losses for unfunded commitments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$626	$314
Provision for credit losses	30	—
Balance at end of period	$656	$314

The table below presents the provision for credit losses on loans and unfunded commitments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Provision for credit losses - loans	$500	$600
Provision for credit losses - unfunded commitments	30	—
Provision for credit losses	$530	$600

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$4,502	$4,502	$—
Multifamily	—	446	—
Commercial real estate	10,560	10,839	—
Commercial and industrial	1,466	8,799	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$16,528	$24,586	$—

	December 31, 2025
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$4,524	$4,524	$—
Multifamily	—	449	—
Commercial real estate	6,053	7,261	—
Commercial and industrial	1,527	9,370	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$12,104	$21,604	$—

The Company recognized $604 thousand and $27 thousand of interest income on nonaccrual loans during the three months ended March 31, 2026 and 2025, respectively.

Individually Analyzed Loans

The Company analyzes loans on an individual basis when management has determined that the loan no longer exhibits risk characteristics consistent with the risk characteristics existing in its designed pool of loans, under the Company’s CECL methodology. Loans individually analyzed include certain nonaccrual loans.

As of March 31, 2026 and December 31, 2025, the amortized cost basis of individually analyzed loans amounted to $24.6 million and $17.2 million, respectively, of which $23.7 million and $16.4 million were considered collateral dependent. For collateral dependent loans where foreclosure is probable or the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral adjusted for sales costs and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following tables present the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of March 31, 2026 and December 31, 2025.

	March 31, 2026
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$4,502	$—
Multifamily (2)	446	64
Commercial real estate (2)	10,583	—
Commercial and industrial (1) (2) (3)	8,166	1,605
Total	$23,697	$1,669
(1)	Secured by residential real estate
(2)	Secured by commercial real estate
(3)	Secured by business assets

	December 31, 2025
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$4,320	$—
Multifamily (2)	442	64
Commercial real estate (2)	3,420	135
Commercial and industrial (1) (2) (3)	8,239	1,371
Total	$16,421	$1,570
(1)	Secured by residential real estate
(2)	Secured by commercial real estate
(3)	Secured by business assets

The following tables present the aging of the amortized cost basis in past due loans as of March 31, 2026 and December 31, 2025 by class of loans:

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
March 31, 2026	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$8,928	$643	$3,469	$13,040	$751,091	$764,131
Multifamily	3,378	1,593	447	5,418	545,321	550,739
Commercial real estate	1,882	2,129	9,755	13,766	504,217	517,983
Commercial and industrial	1,119	1,893	8,041	11,053	136,876	147,929
Construction and land development	—	—	—	—	11,496	11,496
Consumer	—	—	—	—	416	416
Total	$15,307	$6,258	$21,712	$43,277	$1,949,417	$1,992,694

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2025	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$9,400	$2,917	$2,963	$15,280	$761,715	$776,995
Multifamily	1,413	856	449	2,718	538,365	541,083
Commercial real estate	2,602	5,151	6,114	13,867	511,702	525,569
Commercial and industrial	8,328	688	2,691	11,707	133,884	145,591
Construction and land development	—	—	—	—	11,081	11,081
Consumer	—	—	—	—	430	430
Total	$21,743	$9,612	$12,217	$43,572	$1,957,177	$2,000,749

The Company may occasionally make modifications to loans where the borrower is considered to be in financial distress. Types of modifications include principal reductions, significant payment delays, term extensions, interest rate reductions or a combination thereof. The amount of principal reduction is charged-off against the allowance for credit losses. The Company did not have any loans that were both experiencing difficulties and modified during the three months ended March 31, 2025.

The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2026, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

Three Months Ended March 31, 2026
% of
Total
				Interest		Class of
	Principal	Payment	Term	Rate		Financing
(in thousands)	Reduction	Delay	Extension	Reduction	Combination	Receivable
Commercial and industrial	$—	$1,215	$—	$—	$—	0.82%

The Company had no commitment to lend additional funds to borrowers for which modifications described above were made during the three months ended March 31, 2026.

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

Three Months Ended March 31, 2026
	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total
(in thousands)	Past Due	Past Due	Past Due	Past Due
Commercial and industrial	$306	$—	$—	$306

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
			Weighted
			Average
			Term
	Principal	Payment	Extension
(in thousands)	Reduction	Delay	(in months)
Commercial and industrial	$—	$82	—

Upon the Company’s determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. During the three months ended March 31, 2026, no loans that were modified to borrowers experiencing financial difficulty had a payment default within twelve months of modification.

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

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at March 31, 2026 and gross charge-offs for the three months ended March 31, 2026:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$12,611	140,041	74,986	156,034	171,901	173,107	$—	$26,439	$755,119
Special Mention	—	—	—	—	1,178	2,626	—	—	3,804
Substandard	—	1,134	363	—	—	3,375	—	—	4,872
Total Residential real estate	12,611	141,175	75,349	156,034	173,079	179,108	—	26,439	763,795
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Pass	14,044	25,296	2,725	3,328	272,676	230,630	—	—	548,699
Special Mention	—	—	—	—	—	740	—	—	740
Substandard	—	—	—	—	—	1,300	—	—	1,300
Total Multifamily	14,044	25,296	2,725	3,328	272,676	232,670	—	—	550,739
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	11,319	67,429	53,510	59,119	155,347	145,052	—	—	491,776
Special Mention	—	1,150	1,628	—	2,054	3,097	—	—	7,929
Substandard	—	—	9,813	1,019	—	7,446	—	—	18,278
Total Commercial real estate	11,319	68,579	64,951	60,138	157,401	155,595	—	—	517,983
Current period gross charge-offs	—	—	—	22	—	—	—	—	22

Commercial and industrial
Pass	4,636	38,955	29,310	44,533	7,281	6,521	—	—	131,236
Special Mention	—	42	1,137	5,065	—	1,224	—	—	7,468
Substandard	—	—	585	7,097	471	1,072	—	—	9,225
Total Commercial and industrial	4,636	38,997	31,032	56,695	7,752	8,817	—	—	147,929
Current period gross charge-offs	—	—	14	22	—	—	—	—	36

Construction and land development
Pass	369	5,912	1,457	—	—	—	—	—	7,738
Special Mention	—	—	—	—	—	3,758	—	—	3,758
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	369	5,912	1,457	—	—	3,758	—	—	11,496
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	—	38	120	203	55	—	—	—	416
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	—	38	120	203	55	—	—	—	416
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Loans	$42,979	$279,997	$175,634	$276,398	$610,963	$579,948	$—	$26,439	$1,992,358

Total Gross charge-offs	$—	$—	$14	$44	$—	$—	$—	$—	$58
(1)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $336,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at March 31, 2026. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See “Note 10 – Derivatives” for more information on the fair value hedge.

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at December 31, 2025:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$141,755	$77,692	$161,707	$176,313	$50,906	$133,911	$—	$25,459	$767,743
Special Mention	—	—	—	1,184	1,185	1,449	—	—	3,818
Substandard	1,136	376	—	—	—	3,383	—	—	4,895
Total Residential real estate	142,891	78,068	161,707	177,497	52,091	138,743	—	25,459	776,456

Multifamily
Pass	25,386	2,734	3,343	274,404	154,614	80,153	—	—	540,634
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	449	—	—	449
Total Multifamily	25,386	2,734	3,343	274,404	154,614	80,602	—	—	541,083

Commercial real estate
Pass	65,373	62,277	59,357	156,010	56,447	100,094	—	—	499,558
Special Mention	1,182	4,967	—	2,054	7,473	2,385	—	—	18,061
Substandard	—	5,563	1,699	—	—	688	—	—	7,950
Total Commercial real estate	66,555	72,807	61,056	158,064	63,920	103,167	—	—	525,569

Commercial and industrial
Pass	39,132	27,187	46,472	7,210	5,015	3,368	—	—	128,384
Special Mention	—	1,428	5,083	—	939	317	—	—	7,767
Substandard	—	114	7,772	477	237	840	—	—	9,440
Total Commercial and industrial	39,132	28,729	59,327	7,687	6,191	4,525	—	—	145,591

Construction and land development
Pass	5,855	1,463	—	—	—	—	—	—	7,318
Special Mention	—	—	—	—	3,763	—	—	—	3,763
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	5,855	1,463	—	—	3,763	—	—	—	11,081

Consumer
Pass	39	124	209	58	—	—	—	—	430
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	39	124	209	58	—	—	—	—	430

Total Loans	$279,858	$183,925	$285,642	$617,710	$280,579	$327,037	$—	$25,459	$2,000,210
(1)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $539,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2025. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See “Note 10 – Derivatives” for more information on the fair value hedge.

5. EQUITY COMPENSATION PLANS

The Company’s 2021 and 2018 Equity Compensation Plans (the “2021 Plan” and the “2018 Plan,” respectively) provide for the grant of stock-based compensation awards to members of management, including employees and management officials, and members of the Board. Under the 2021 Plan, a total of 427,500 shares of the Company’s common stock or equivalents were approved for issuance, of which 110,263 shares remain available for issuance at March 31, 2026. Of the total 346,000 shares of common stock approved for issuance under the 2018 Plan, 5,026 shares remain available for issuance at March 31, 2026.

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

No stock options were exercised during the three months ended March 31, 2026. There were 42,000 stock options exercised resulting in the net issuance of 14,332 shares of common stock during the three months ended March 31, 2025.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, January 1, 2026	16,000	$13.00	$164	0.67 years
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2026 (1)	16,000	$13.00	$134	0.42 years
(1)	All outstanding options are fully vested and exercisable.

The following table presents information related to the stock option plan for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Intrinsic value of options exercised	$—	$847
Tax benefit from option exercises	—	296

There was no compensation expense attributable to stock options for the three months ended March 31, 2026 and 2025.

Restricted Stock Awards

During the three months ended March 31, 2026, restricted stock awards of 53,596 shares were granted with vesting periods ranging from three to five years. During the three months ended March 31, 2025, 49,750 shares were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2026	200,404	$20.76
Granted	53,596	23.24
Vested	(59,844)	20.31
Forfeited	(17,467)	21.01
Unvested, March 31, 2026	176,689	$21.64

Compensation expense attributable to restricted stock awards was $289 thousand and $348 thousand for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, there was $3.5 million and $2.9 million of total unrealized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 2.93 years and 3.01 years, respectively. The total fair value of shares vested during the three months ended March 31, 2026 and 2025 was $1.3 million and $1.8 million, respectively.

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

The following table summarizes the unvested performance-based RSU activity for the three months ended March 31, 2026:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2026	22,345	$26.30
Granted	20,022	23.55
Vested	—	—
Forfeited	(5,228)	26.30
Unvested, March 31, 2026	37,139	$24.82

During the three months ended March 31, 2026, the Company granted 20,022 RSUs. These performance-based RSUs cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2028. Performance-based RSUs granted in 2025 cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2027.

Compensation expense attributable to RSUs was $69 thousand and $146 thousand, respectively, for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, there was $731 thousand and $414 thousand of total unrecognized compensation cost related to non-vested RSUs.

6. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The effects of accumulated other comprehensive income or loss is not included in computing regulatory capital. Management believes as of March 31, 2026, the Bank meets all capital adequacy requirements to which it is subject.

In addition to the minimum capital requirements discussed above, the Bank is also required to maintain a capital buffer above the requirements set forth in the capital adequacy regulations. Failure to maintain the required buffer could impair the Bank’s ability to pay dividends to the Company and to pay certain compensation to its executives.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s actual and required capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total capital to risk-weighted assets	$229,949	14.57%	$126,248	8.00%	$165,700	10.50%	$157,809	10.00%
Tier 1 capital to risk-weighted assets	210,222	13.32%	94,686	6.00%	134,138	8.50%	126,248	8.00%
Common equity tier 1 capital to risk-weighted assets	210,222	13.32%	71,014	4.50%	110,467	7.00%	102,576	6.50%
Tier 1 capital to average total assets	210,222	9.20%	91,414	4.00%	N/A	N/A	114,268	5.00%

December 31, 2025
Total capital to risk-weighted assets	$222,739	14.06%	$126,770	8.00%	$166,385	10.50%	$158,462	10.00%
Tier 1 capital to risk-weighted assets	204,431	12.90%	95,077	6.00%	134,693	8.50%	126,770	8.00%
Common equity tier 1 capital to risk-weighted assets	204,431	12.90%	71,308	4.50%	110,923	7.00%	103,000	6.50%
Tier 1 capital to average total assets	204,431	9.05%	90,398	4.00%	N/A	N/A	112,997	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend and debt service payments is dividends received from the Bank. During the three months ended March 31, 2026 the Bank paid $2.3 million in cash dividends to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of March 31, 2026, the Bank had $24.9 million of retained net income available for dividends to the Company, without obtaining regulatory approval, provided that the Bank satisfies the regulatory capital requirements, including the capital conservation buffer, disclosed above. The Company made capital contributions of $6.0 million to the Bank during the three months ended March 31, 2026.

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

Assets Measured at Fair Value on a Recurring Basis

The following presents fair value measurements on a recurring basis at March 31, 2026 and December 31, 2025:

	March 31, 2026
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$24,153	$—	$24,153	$—
U.S. GSE residential collateralized mortgage obligations	12,319	—	12,319	—
U.S. GSE commercial mortgage-backed securities	2,509	—	2,509	—
Collateralized loan obligations	31,591	—	31,591	—
Corporate bonds	35,227	—	35,227	—
Loan servicing rights	6,194	—	—	6,194
Total	$111,993	$—	$105,799	$6,194

Financial liabilities:
Derivatives	$543	$—	$543	$—

	December 31, 2025
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. Treasury securities	$4,495	$—	$4,495	$—
U.S. GSE residential mortgage-backed securities	18,143	—	18,143	—
U.S. GSE residential collateralized mortgage obligations	11,757	—	11,757	—
U.S. GSE commercial mortgage-backed securities	2,532	—	2,532	—
Collateralized loan obligations	32,664	—	32,664	—
Corporate bonds	29,961	—	29,961	—
Loan servicing rights	6,320	—	—	6,320
Total	$105,872	$—	$99,552	$6,320

Financial liabilities:
Derivatives	$1,053	$—	$1,053	$—

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

Other Real Estate Owned (“OREO”) (included in Other Assets): Assets acquired through or in lieu of loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and income approach with data comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. OREO properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. The fair value of loan servicing rights related to residential mortgage loans at March 31, 2026 was determined based on discounted expected future cash flows using discount rates ranging from 12.6% to 15.1%, prepayment speeds ranging from 17.5% to 18.8% and a weighted average life ranging from 1.3 to 3.6 years. Fair value at December 31, 2025 for loan servicing rights related to residential mortgage loans was determined based on discounted expected future cash flows using discount rates ranging from 12.4% to 14.9%, prepayment speeds ranging from 17.6% to 18.9% and a weighted average life ranging from 1.5 to 3.6 years.

The fair value of loan servicing rights for SBA loans at March 31, 2026 was determined based on discounted expected future cash flows using discount rates ranging from 3.7% to 53.4%, prepayment speeds ranging from 8.5% to 32.6% and a weighted average life ranging from 0.5 to 5.4 years. The fair value of loan servicing rights for SBA loans at December 31, 2025 was determined based on discounted expected future cash flows using discount rates ranging from 6.0% to 48.8%, prepayment speeds ranging from 7.9% to 31.9% and a weighted average life ranging from 0.4 to 5.4 years.

The Company has determined these are mostly unobservable inputs and considers them Level 3 inputs within the fair value hierarchy.

The following table presents the changes in mortgage servicing rights for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$6,320	$6,016
Additions	101	490
Adjustment to fair value	(227)	(299)
Balance at end of period	$6,194	$6,207

Assets Measured at Fair Value on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2026
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans:
Multifamily	$378	$—	$—	$378
Commercial and industrial	5,678	—	—	5,678
Other real estate owned, net:
Commercial real estate	650	—	—	650

	December 31, 2025
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans:
Multifamily	$378	$—	$—	$378
Commercial real estate	991	—	—	991
Commercial and industrial	6,084	—	—	6,084
Other real estate owned, net:
Commercial real estate	650	—	—	650

The Bank had one other real estate owned property at March 31, 2026 and December 31, 2025 with a $650 thousand carrying value (included in other assets).

The table below presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis at March 31, 2026 and December 31, 2025:

				Range
March 31, 2026	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
(Dollar in thousands)
Collateral-dependent loans:
Multifamily	$378	Income approach	Capitalization rate	4.00% - 9.40%
				(8.50%)

Commercial and industrial	5,678	Income approach	Capitalization rate	5.00% - 9.50%
				(8.50%)

Other real estate owned:
Commercial real estate	650	Income approach	Capitalization rate	5.50% - 12.00%
				(9.00%)

				Range
December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
(Dollar in thousands)
Collateral-dependent loans:
Multifamily	$378	Income approach	Capitalization rate	4.00% - 9.40%
				(8.50%)

Commercial real estate	991	Sales comparison	Comparable sales	5.00% - 20.00%
		approach	adjustments	(10.00%)

Commercial and industrial	6,084	Income approach	Capitalization rate	5.00% - 9.50%
				(8.50%)

Other real estate owned:
Commercial real estate	650	Income approach	Capitalization rate	5.50% - 12.00%
				(9.00%)

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at March 31, 2026 and December 31, 2025:

	March 31, 2026
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$194,448	$194,448	$—	$—	$194,448
Securities held-to-maturity	963	—	919	—	919
Loans, net	1,973,545	—	—	1,968,216	1,968,216
Accrued interest receivable	11,520	—	1,153	10,367	11,520

Financial liabilities:
Time deposits	517,421	—	517,591	—	517,591
Demand and other deposits	1,504,925	1,504,925	—	—	1,504,925
Borrowings	59,780	—	59,026	—	59,026
Subordinated debentures	59,021	—	61,003	—	61,003
Accrued interest payable	1,681	13	1,668	—	1,681

	December 31, 2025
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$208,904	$208,904	$—	$—	$208,904
Securities held-to-maturity	1,017	—	976	—	976
Loans, net	1,982,055	—	—	1,981,457	1,981,457
Accrued interest receivable	11,780	—	1,165	10,615	11,780

Financial liabilities:
Time deposits	509,896	—	510,703	—	510,703
Demand and other deposits	1,518,491	1,518,491	—	—	1,518,491
Borrowings	100,725	—	101,510	—	101,510
Subordinated debentures	24,743	—	26,342	—	26,342
Accrued interest payable	1,741	11	1,730	—	1,741

8. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances

During the three months ended March 31, 2026, the Company restructured five existing FHLB advances with a total principal balance of $60.3 million and a weighted average rate of 4.27%. These advances were replaced with two new putable fixed-rate advances with FHLB totaling $60.3 million at a weighted average rate of 3.47%. $13.5 million and $46.8 million maturing on February 23, 2029 and February 24, 2031, respectively, are structured with an embedded option allowing the FHLB to terminate the advances at par on specified dates after a one-year and two-year lock-out period, respectively. If the FHLB exercises this option, the Company will need to replace this funding at market rates. A prepayment penalty of $481 thousand was incurred but deferred and is being amortized as a yield adjustment over the life of the new advances.

At March 31, 2026 and December 31, 2025, FHLB term borrowings outstanding were $59.8 million (net of $470 thousand deferred prepayment penalty) and $100.7 million, respectively, all of which were fixed rate.

There were no FHLB overnight borrowings outstanding at March 31, 2026 and December 31, 2025.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by residential and commercial mortgage loans under a blanket lien arrangement at March 31, 2026 and December 31, 2025. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $106.5 million and $8.9 million at March 31, 2026 and December 31, 2025, respectively.

The following tables set forth the contractual maturities in the next five years and weighted average interest rates of the Company’s fixed rate FHLB advances (dollars in thousands):

	Balance at March 31,
	2026
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2029, rate 3.87%	13,278	3.87%
2031, rate 3.38%	46,502	3.38%
Total term advances	59,780	3.49%
Total FHLB advances	$59,780	3.49%

	Balance at December 31,
	2025
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2026, rates from 4.29% to 4.98%	40,475	4.50%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	100,725	4.36%
Total FHLB advances	$100,725	4.36%

Federal Reserve Borrowings

The Company pledges residential and commercial loans and investments to the Federal Reserve Bank of New York’s Discount Window. Based on this collateral, the Company was eligible to borrow up to $91.2 million and $97.3 million as of March 31, 2026 and December 31, 2025, respectively. The Company did not have any outstanding borrowings against this line as of March 31, 2026 and December 31, 2025.

Correspondent Bank Borrowings

At March 31, 2026, approximately $92.0 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at March 31, 2026 and December 31, 2025.

9. SUBORDINATED DEBENTURES

In October 2020, the Company completed the private placement of $25.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due on October 15, 2030 (the “2020 Notes”) to certain qualified institutional buyers and accredited investors. The 2020 Notes bore interest, payable semi-annually, at the rate of 5.00% per annum, until October 15, 2025. From and including October 15, 2025 through maturity or earlier redemption, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 487.4 basis points payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on January 15, 2026. As of March 31, 2026, the variable interest rate was 8.54%. The Company may, at its option, on any upcoming scheduled interest payment, redeem the 2020 Notes, in whole or in part, subject to the receipt of any required regulatory approval.

On March 12, 2026, the Company completed the private placement of $35 million in aggregate principal amount of fixed-to-floating rate subordinated notes due on March 15, 2036 (the “2026 Notes”) to certain qualified institutional buyers and accredited investors. The 2026 Notes bear interest, payable semi-annually, at the rate of 7.25% per annum, to be excluding March 15, 2031. From and including March 15, 2031 through the maturity date or early redemption date, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month SOFR plus 386 basis points. The Company may, at its option, beginning with the interest payment date of March 15, 2031, but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the 2026 Notes, in whole or in part, subject to the receipt of any required regulatory approval. The 2026 Notes are not subject to redemption at the option of the holders of the 2026 Notes. The Company intends to use the net proceeds of the 2026 Notes to redeem the 2020 Notes on April 15, 2026 and for general corporate purposes, including contributing equity capital to the Bank. The portion of the proceeds of the 2026 Notes contributed to the Bank is included as a component of the Bank’s Tier 1 capital for regulatory reporting.

At March 31, 2026 and December 31, 2025, the unamortized issuance costs of the subordinated notes were $979 thousand and $257 thousand, respectively. For the three months ended March 31, 2026 and 2025, $17 thousand and $13 thousand in issuance costs were recorded in interest expense. The subordinated notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

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

The following sets forth information regarding the Company’s derivative financial instruments as of the dates indicated:

	Assets		Liabilities
	Notional		Notional
(in thousands)	Amount	Fair Value (1)	Amount	Fair Value (1)
March 31, 2026
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$—	$—	$75,000	$(284)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(259)
Total	$—	$—	$125,000	$(543)

December 31, 2025
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$—	$—	$75,000	$(594)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(459)
Total	$—	$—	$125,000	$(1,053)
(1)	Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps with notional amounts totaling $75.0 million as of March 31, 2026 and December 31, 2025, were designated as cash flow hedges of certain Brokered Certificates of Deposit. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2026	2025
Gain (loss) recognized in other comprehensive income, net of tax	$241	$(238)
Loss recognized in interest expense	(125)	—

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

The following table presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in thousands)	2026	2025
Net (loss) gain on hedged items recorded in interest income on loans	$(3)	$3
Loss on hedge recorded in interest income on loans	(111)	(27)

At March 31, 2026 and December 31, 2025, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges.

	March 31,	December 31,
(in thousands)	2026	2025
Loans receivable:
Carrying amount of the hedged assets(1)	$50,000	$50,000
Fair value hedging adjustment included in the carrying amount of the hedged assets	336	539
(1)	This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in the hedging relationships was $305.1 million and $318.6 million, respectively. The cumulative basis adjustments associated with these hedging relationships was $0.3 million and $0.5 million, respectively, and the amounts of the designated hedged items were $50.0 million and $50.0 million, respectively.

Credit-Risk-Related Contingent Features

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At March 31, 2026 and December 31, 2025, the Company posted $0.7 million and $1.2 million, respectively, in collateral to its counterparties in a net liability position.

11. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the three months ended March 31, 2026 and 2025:

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2026	$(218)	$(462)	$(680)
Other comprehensive (loss) income, before reclassification	(225)	241	16
Amount reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive (loss) income	(225)	241	16
Balance at March 31, 2026	$(443)	$(221)	$(664)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2025	$(1,035)	$(299)	$(1,334)
Other comprehensive income (loss), before reclassification	176	(238)	(62)
Amount reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	176	(238)	(62)
Balance at March 31, 2025	$(859)	$(537)	$(1,396)

There were no significant amounts reclassified out of accumulated other comprehensive (loss) income for the three months ended March 31, 2026 and 2025.

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

The CODM is provided with the Company’s consolidated statements of financial condition and income and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statements of income. These results are used to measure the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment and in establishing compensation. All revenues are derived from banking operations within the United States, and for the three months ended March 31, 2026 and 2025, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

13. SUBSEQUENT EVENTS

On April 15, 2026, the Company redeemed in full the $25.0 million in aggregate principal amount of its outstanding floating rate subordinated notes, originally maturing on October 15, 2030, for a total redemption price of $25.0 million plus accrued interest of $534 thousand. As a result of this redemption, the Company recorded a loss on debt extinguishment of $240 thousand in the second quarter of 2026 representing the acceleration and write-off of the remaining unamortized debt issuance costs. The redemption was funded using a portion of the net proceeds from the $35.0 million subordinated notes that the Company issued on March 12, 2026.

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

Factors that may cause actual results or earnings to differ materially from such forward-looking statements include those set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as updated by the Company’s subsequent filings with the SEC and, among others, the following:

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

The Company completed its core processing system conversion to FIS Horizon in February 2025. This conversion, coupled with our refreshed corporate logo, exemplifies our momentum towards a more technologically advanced, modern and digitally forward-thinking bank.

The Company was added to the Russell 2000 Index in late June 2025. The Russell 2000 Index encompasses the 2,000 largest U.S.-traded stocks by objective, market-capitalization rankings, and style attributes. The Russell Indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies.

The Bank operates as a locally headquartered, community-oriented bank serving customers throughout the New York metro area from offices in Nassau, Suffolk, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York, and Freehold, Monmouth County, New Jersey. We opened the Bank’s Hauppauge Business Banking Center in Hauppauge, Suffolk County, New York in May 2023. This location is the nexus of our expanded commercial lending and deposit activities that are integral to the ongoing diversification of our balance sheet as we fill the void left by the diminishing number of commercial banks in the NYC Metro area. In June 2025, we opened a full-service branch in Port Jefferson, Suffolk County, New York to serve the thriving Suffolk County area. Regulatory authorization has been received for the opening of a full-service branch in a state-of-the-art facility in downtown Riverhead, New York. In anticipation of the branch opening later this year, a temporary loan production office in Riverhead with business development staff became operational in March 2026. We offer personal and business loans on a secured and unsecured basis, SBA and USDA guaranteed loans, revolving lines of credit, commercial mortgage loans, and one- to four-family non-qualified mortgages secured by primary and secondary residences that may be owner occupied or investment properties, home equity loans, bridge loans and other personal purpose loans.

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

Historically, the Bank has generated additional income by strategically originating and selling residential and government guaranteed loans to other financial institutions at premiums, while also retaining servicing rights in some sales. However, with the higher market interest rates experienced in recent years, the appetite among the Bank’s purchasers of residential loans for pools of loans declined, eliminating the Bank’s ability to sell residential loans in its portfolio on desirable terms. In response, the Bank developed a flow origination program under which the Bank originates individual loans for sale to specific buyers, thereby positioning the Bank to resume residential loan sales and generate fee income to complement sale premiums earned from the sale of the guaranteed portion of SBA loans. The Bank is an approved SBA Preferred Lender, enabling the Bank to process SBA applications under delegated authority from the SBA and enhancing the Bank’s ability to compete more effectively for SBA lending opportunities.

The Bank remains focused on expanding its core verticals and continues to originate loans for its portfolio and for sale in the secondary market under its residential flow origination program. During the quarters ended March 31, 2026 and 2025, the Company sold $35.2  million and $18.3 million, respectively, of residential loans under its flow origination program and recorded gains on sale of loans held-for-sale of $0.9 million and $0.4 million, respectively.

During the quarters ended March 31, 2026 and 2025, the Company sold approximately $6.3 million and $23.4 million, respectively, in government guaranteed SBA loans and recorded gains on sale of loans held-for-sale of $0.5 million and $1.9 million, respectively. SBA loan originations and gains on sales continue to be lower due to a less favorable economic outlook for many business owners along with the Bank’s ongoing prudent decision to tighten credit. Together, these factors contributed to lower SBA loan volume, approval levels, and related gain-on-sale income.

In February 2026, the Bank executed a proactive wholesale funding optimization strategy, restructuring five FHLB advances maturing in 2027 and 2028 and totaling $60.3 million in two new advances of equal principal with embedded put features to enhance balance sheet flexibility. The transaction reduced the weighted average all-in borrowing cost from 4.27% to 3.47%, generating approximately $40 thousand in monthly interest expense savings while preserving appropriate term funding and call protection.

On March 12, 2026, the Company issued $35 million of 10-year fixed-to-floating rate subordinated notes with a fixed coupon rate of 7.25% for the first five years. The Company used the net proceeds to provide capital to support growth of the consolidated entity and to redeem in full, its previously outstanding $25 million of 8.54% floating rate subordinated notes on April 15, 2026, thereby reducing the Company’s cost of funds.

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

Financial Performance Summary

As of or for the three months ended March 31, 2026 and 2025

(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2026	2025
Revenue (1)	$19,106	$18,361
Non-interest expense	15,606	15,996
Provision for credit losses	530	600
Net income	1,874	1,521
Net income per share - diluted	0.25	0.20
Return on average assets	0.33%	0.27%
Return on average stockholders' equity (2)	3.74%	3.11%
Tier 1 leverage ratio	9.20%	8.95%
Common equity tier 1 risk-based capital ratio	13.32%	13.37%
Tier 1 risk-based capital ratio	13.32%	13.37%
Total risk-based capital ratio	14.57%	14.62%
Total stockholders' equity/total assets (3)	8.50%	8.58%
Tangible common equity ratio (non-GAAP) (2)	7.74%	7.80%
Efficiency ratio (4)	81.68%	87.12%
(1)	Represents net interest income plus total non-interest income.
(2)	Includes common stock and Series A preferred stock.
(3)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

At March 31, 2026 the Company, on a consolidated basis, had total assets of $2.4 billion, total deposits of $2.0 billion and total stockholders’ equity of $201.4 million. The Company recorded net income of $1.9 million, or $0.25 per diluted share (including Series A preferred shares) for the three months ended March 31, 2026 compared to net income of $1.5 million, or $0.20 per diluted share (including Series A preferred shares), for the same period in 2025.

During the quarter ended March 31, 2026, net interest income increased $1.7 million and non-interest expense decreased $0.4 million, compared to the March 31, 2025 quarter. These were partially offset by a decrease of $1.0 million in non-interest income, particularly a decrease in gain on sale of loans held for sale of $0.9 million, and a $0.8 million increase income tax expense, resulting in a $0.4 million increase in net income between these periods.

The Company’s return on average assets and return on average stockholders’ equity were 0.33% and 3.74%, respectively, for the three months ended March 31, 2026, versus 0.27% and 3.11%, respectively, for the comparable 2025 quarter.

Total non-accrual loans at March 31, 2026 were $24.6 million, or 1.23% of total loans, compared to $21.6 million, or 1.08% of total loans at December 31, 2025 and $11.7 million, or 0.60% of total loans, at March 31, 2025. The allowance for credit losses as a percentage of total non-accrual loans amounted to 78%, 87% and 196% at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

The Company’s efficiency ratio was 81.68% for the three months ended March 31, 2026, versus 87.12% in the March 31, 2025 quarter.

Critical Accounting Policies, Judgments and Estimates - To prepare financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Critical accounting estimates are accounting estimates where (a) the nature of the estimate is material due to levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (b) the impact of the estimate on financial condition or operating performance is material. At March 31, 2026, there have been no material changes to the Company’s critical accounting policies as compared to the critical accounting policies disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2025.

Financial Condition – Total assets of the Company were $2.4 billion at March 31, 2026 and at December 31, 2025. Total securities available for sale at March 31, 2026 were $105.8 million, an increase of $6.2 million from December 31, 2025, primarily driven by growth in U.S. GSE residential mortgage-backed securities and corporate bonds, offset by decreases in U.S. Treasury securities and collateralized loan obligations. Total loans at March 31, 2026 and December 31, 2025 were $2.0 billion. Total deposits were $2.0 billion at March 31, 2026 and at December 31, 2025. Total borrowings and subordinated debt at March 31, 2026 were $118.8 million, including $59.8 million (net of $470 thousand deferred prepayment penalty) of outstanding FHLB advances, compared to $125.5 million at December 31, 2025.

At March 31, 2026, the residential loan portfolio amounted to $764.1 million, or 38.3% of total loans. Commercial real estate loans, including multifamily loans and construction and land development loans, totaled $1.1 billion or 54.2% of total loans at March 31, 2026. Commercial and industrial loans totaled $147.9 million or 7.4% of total loans at March 31, 2026.

Total deposits were $2.0 billion at March 31, 2026 and at December 31, 2025. Our loan to deposit ratio was 99% at March 31, 2026 and at December 31, 2025. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 74.4% and 74.9% of total deposits at March 31, 2026 and December 31, 2025, respectively. At those dates, demand deposit balances represented 11.7% and 12.2% of total deposits. The Company’s municipal deposit program is built on long-standing relationships developed in the local marketplace. We believe that this core deposit business will continue to provide a stable source of funding for the Company’s lending products at costs lower than both consumer deposits and market-based borrowings. The Company continues to broaden its municipal deposit program. At March 31, 2026, total municipal deposits were $665.6 million, representing 32.4% of total deposits, compared to $700.7 million, or 34.5% of total deposits at December 31, 2025. The weighted average rate on the municipal deposit portfolio was 3.04% at March 31, 2026 and 3.01% at December 31, 2025. The aggregate amount of the Company’s outstanding uninsured deposits was $296.9 million or 14.5% of total deposits as of March 31, 2026 and $304.8 million or 15.0% of total deposits as of December 31, 2025.

Borrowings at March 31, 2026 and December 31, 2025 were $59.8 million (net of $470 thousand deferred prepayment penalty) and $100.7 million, respectively, comprised of outstanding FHLB advances. The Company had no borrowings outstanding under lines of credit with correspondent banks at March 31, 2026 and December 31, 2025.

Commercial Real Estate Statistics

The Company continues to actively manage its Multifamily and Commercial Real Estate portfolios which resulted in a reduction in the commercial real estate concentration ratio to 354% of capital at March 31, 2026. The Company will selectively explore Commercial Real Estate opportunities with an emphasis on relationship based Commercial Real Estate lending.

A significant portion of the Bank’s commercial real estate portfolio consists of loans secured by Multifamily and CRE-Investor owned real estate that are predominantly subject to fixed interest rates for an initial period of 5 years. The Bank’s exposure to Land/Construction loans as of March 31, 2026 is not significant at $11.5 million, all at floating interest rates. As shown below, as of March 31, 2026, 21% of the loan balances in these combined portfolios will either have a rate reset or mature in 2026, with another 55% with rate resets or maturing in 2027.

Multifamily Market Rent Portfolio Fixed Rate Reset/Maturity Schedule					Multifamily Stabilized Rent Portfolio Fixed Rate Reset/Maturity Schedule
Calendar Period (Loan Data as of 3/31/2026)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate	Calendar Period (Loan Data as of 3/31/2026)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate

2026	29	$86,070	$2,968	3.76%	2026	16	$35,838	$2,240	3.89%
2027	70	185,867	2,655	4.39%	2027	51	120,805	2,369	4.22%
2028	15	20,598	1,373	6.14%	2028	12	9,962	830	7.07%
2029	7	11,156	1,594	6.58%	2029	4	4,251	1,063	6.38%
2030	8	20,180	2,523	6.19%	2030	7	13,542	1,935	6.32%
2031+	12	35,462	2,955	5.58%	2031+	6	6,456	1,076	3.82%
Fixed Rate	141	359,333	2,548	4.62%	Fixed Rate	96	190,854	1,988	4.49%
Floating Rate	1	105	105	9.50%	Floating Rate	1	447	447	9.00%
Total	142	$359,438	$2,531	4.63%	Total	97	$191,301	$1,972	4.50%

CRE Investor Portfolio Fixed Rate Reset/Maturity Schedule
Calendar Period (Loan Data as of 3/31/2026)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate

2026	34	$50,188	$1,476	6.11%
2027	83	137,570	1,657	4.73%
2028	28	30,261	1,081	6.65%
2029	5	5,894	1,179	6.70%
2030	14	13,426	959	6.98%
2031+	16	16,019	1,001	5.56%
Fixed Rate	180	253,358	1,408	5.45%
Floating Rate	10	10,003	1,000	8.39%
Total CRE-Inv.	190	$263,361	$1,386	5.56%

Stabilized Multifamily Pro Forma Stress Results

The table below reflects a a pro forma stressed evaluation of the Bank’s Multifamily stabilized loan portfolio as of March 31, 2026, using the primary assumption for a revised Debt Service Coverage Ratio (“DSCR”) calculation, for all loans where the current interest rate is below 5.75%. The current balance for these loans is recast at 5.75% with a 30-year amortization. The chart below reflects the impact of these adjustments on the portfolio. The projected loan to value (“LTV”) assumption resets all loans using a 6% cap rate (despite lower current cap rates) and the last reported property net operating income (“NOI”) to determine an implied property valuation and based on the current loan balance, the resultant LTV.

Multifamily Stabilized Rent Portfolio (Loan Data as of 3/31/2026)
DSCR Range	# Loans	Total O/S ($000's omitted)	% of Total MF Portfolio	Current Weighted Average LTV	Projected Weighted Average LTV

< 1.0	6	$11,091	2%	64%	96%
1.0 < x <1.2	17	35,911	7%	63%	73%
1.2 < x <1.3	13	40,891	7%	63%	71%
1.3 < x <1.5	27	60,886	11%	63%	61%
1.5 < x <2.0	21	34,183	6%	58%	53%
x > 2.0	13	8,339	2%	44%	36%
Total	97	$191,301	35%	61%	65%

As reflected above, only 6 loans totaling $11 million in the multifamily rent stabilized portfolio would have a pro forma DSCR less than 1x while maintaining projected weighted average LTV’s under 100%. This represents 2% of the total multifamily portfolio. The remainder of this portfolio, totaling $180 million, representing 33% of the entire multifamily portfolio, would possess DSCR’s greater than 1x while maintaining a projected weighted average LTV well within our policy guidelines. Additionally, 73% of the stabilized loans and 73% of the entire multifamily portfolio are further secured with personal guarantees from the borrowers. Based on the maturities and rate resets in the previous 12 months, we believe the overall demand for multifamily housing in our market will allow our borrowers to address any adverse impact proactively. The Bank continues to successfully manage multifamily loans with scheduled rate repricing or maturities. Matured loans that qualified for renewal have been retained while others have paid off in full through refinances. The majority of the rate resetting loans remain as performing loans at the new higher interest rate.

Rental Breakdown of Multifamily Portfolio

The table below segments our portfolio of loans secured by Multifamily properties based on rental terms and location as of March 31, 2026. As shown below, 65% of the combined portfolio is secured by properties subject to free market rental terms, which is the dominant tenant type. Both the Market Rent and Stabilized Rent segments of our portfolio present very similar average borrower profiles. The portfolio is primarily located in the New York City boroughs of Brooklyn, the Bronx and Queens.

Multifamily Loan Portfolio - Loans by Rent Type (Loan Data as of 3/31/2026)
Rent Type	# Notes	Outstanding Loan Balance	% of Total Multi-Family	Avg Loan Size	LTV	Current DSCR	Avg # of Units
		($000's omitted)		($000's omitted)

Market	142	$359,438	65%	$2,531	61.0%	1.45	11
Location
Manhattan	7	$16,079	3%	$2,297	54.5%	1.82	13
Other NYC	93	$260,556	47%	$2,802	60.9%	1.41	9
Outside NYC	42	$82,803	15%	$1,972	62.8%	1.51	14

Stabilized	97	$191,301	35%	$1,972	61.3%	1.46	12
Location
Manhattan	7	$10,147	2%	$1,450	50.1%	1.76	19
Other NYC	79	$164,232	30%	$2,079	61.9%	1.43	11
Outside NYC	11	$16,922	3%	$1,538	62.3%	1.61	14

Office Property Exposure

The Bank’s exposure to the Office market is not significant. Loans secured by office space accounted for 2% of the total loan portfolio at March 31, 2026, with a total balance of $41.5 million, of which less than 1% is located in Manhattan. The pool has a 2.41x weighted average DSCR and a 54% weighted average LTV.

Liquidity and Capital Resources – Liquidity management is defined as the ability of the Company and the Bank to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve Bank of New York, FHLB and correspondent banks, which totaled $300.2 million and $308.5 million at March 31, 2026 and December 31, 2025, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit. At March 31, 2026, undrawn liquidity sources, which include cash and unencumbered securities and secured and unsecured funding capacity, totaled $763.0 million or approximately 257% of uninsured deposit balances.

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

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At March 31, 2026, total deposits were $2.0 billion, of which $508.0 million were time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. Insured and collateralized deposits, which include municipal deposits, accounted for approximately 86% of total deposits at March 31, 2026. At March 31, 2026 and December 31, 2025, the Company had $59.8 million (net of $470 thousand deferred prepayment penalty) and $100.7 million, respectively, in borrowings outstanding.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. Daily, management receives a current cash position update to ensure that all obligations are satisfied. On a weekly basis, appropriate senior management receives a current liquidity position report and a ninety day forecasted cash flow to ensure that all short-term obligations will be met and there is sufficient liquidity available. At March 31, 2026, the Bank had a total borrowing capacity of $814.1 million at the Federal Home Loan Bank of New York, of which $647.3 million was used to collateralize municipal deposits and $60.3 million was utilized for term advances. At March 31, 2026, the Bank had a $91.2 million collateralized line of credit from the Federal Reserve Bank of New York’s discount window with no outstanding borrowings. At March 31, 2026, the Bank had access to approximately $92 million in unsecured lines of credit extended by correspondent banks, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at March 31, 2026.

Our sources of wholesale funding included brokered deposits, listing service certificates of deposit and insured cash sweep (“ICS”) reciprocal deposits in excess of 20% of total liabilities, which balances totaled approximately $152.2 million, $0.3 million and $0, or 7.4%, 0.0% and 0.0% of total deposits, respectively, at March 31, 2026. We utilized brokered certificates of deposit and listing service certificates of deposit as alternatives to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our brokered certificates of deposit, we utilized interest rate swap contracts to effectively extend their duration and to fix their cost.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over the short and long terms. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $201.4 million at March 31, 2026 and $200.3 million at December 31, 2025. Retained earnings increased by $1.1 million due primarily to net income of $1.9 million for the three months ended March 31, 2026, which was offset by $0.7 million of dividends declared. The accumulated other comprehensive loss at March 31, 2026 was 0.33% of total equity and was comprised of a $0.4 million after tax net unrealized loss on the investment portfolio and a $0.2 million after tax net unrealized loss on derivatives.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.20%, 13.32%, 13.32% and 14.57%, respectively, at March 31, 2026, exceeding all regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above the minimum capital requirements. At March 31, 2026, the Bank’s capital buffer was in excess of requirements.

On October 5, 2023, the Company announced that the Board of Directors approved a stock repurchase program. Under the repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There were no repurchases of common stock during the three months ended March 31, 2026. As of March 31, 2026, 284,075 shares remained available for repurchase under the program. See “Part II – Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds” for additional information about repurchases of common stock.

The Company’s total stockholders’ equity to total assets ratio and tangible common equity to tangible assets ratio (“TCE ratio”) were 8.50% and 7.74%, respectively, at March 31, 2026, versus 8.40% and 7.65%, respectively, at December 31, 2025. The TCE ratio is a non-GAAP ratio. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to this non-GAAP ratio. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total stockholders’ equity and tangible assets to U.S. GAAP total assets at March 31, 2026 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity (3)	$201,441	Total assets	$2,370,949	8.50%	(1)
Less: goodwill	(19,168)	Less: goodwill	(19,168)
Less: core deposit intangible	(184)	Less: core deposit intangible	(184)
Tangible common equity (3)	$182,089	Tangible assets	$2,351,597	7.74%	(2)
(1)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio
(3)	Includes common stock and Series A preferred stock.

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

The Company’s Board of Directors approved the declaration of a $0.10 per share cash dividend on both common shares and Series A preferred shares payable on May 18, 2026 to stockholders of record on May 11, 2026.

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

Commitments to extend credit are agreements to lend to customers provided there are no violations of material conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2026 and December 31, 2025, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $137.2 million and $160.9 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2026 and December 31, 2025, letters of credit outstanding were approximately $1.0 million and $0.8 million, respectively.

Results of Operations – Comparison of the Three Months Ended March 31, 2026 and 2025 – The Company recorded net income of $1.9 million during the three months ended March 31, 2026, versus net income of $1.5 million in the 2025 comparable quarter. During the quarter ended March 31, 2026, net interest income increased $1.7 million and non-interest expense decreased $0.4 million, compared to the March 31, 2025 quarter. These were partially offset by a decrease of $1.0 million in non-interest income, particularly a decrease in gain on sale of loans held for sale of $0.9 million, and a $0.8 million increase income tax expense.

Net Interest Income and Margin

The $1.7 million increase in net interest income for the three months ended March 31, 2026, versus the comparable 2025 quarter was due to improvement in the Company’s net interest margin to 2.96% in the 2026 quarter from 2.68% in the comparable 2025 quarter. The cost of interest-bearing liabilities decreased to 3.51% in the 2026 quarter from 4.01% in the comparable 2025 quarter, a decrease of 50 basis points. This decrease was partially offset by a 17 basis point decrease in the yield on interest earning assets to 5.84% in the 2026 quarter from 6.01% in the first quarter of 2025. Net interest income on a linked quarter basis increased $0.5 million or 3.36%, resulting from a 16 basis point decrease in cost of interest-bearing liabilities.

The following table, “Net Interest Income Analysis”, presents for the three months ended March 31, 2026 and 2025, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

NET INTEREST INCOME ANALYSIS

For the Three Months Ended March 31, 2026 and 2025

(dollars in thousands)

	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(1)	Balance	Interest	Yield/Cost(1)
Assets:
Interest-earning assets
Loans(2)	$2,006,288	$29,618	5.99%	$1,989,796	$29,984	6.11%
Investment securities	101,028	1,371	5.50%	85,839	1,186	5.60%
Interest-earning cash	126,984	1,164	3.72%	133,458	1,482	4.50%
FHLB stock and other investments	7,491	139	7.53%	8,014	185	9.36%
Total interest-earning assets	2,241,791	32,292	5.84%	2,217,107	32,837	6.01%
Non interest-earning assets:
Cash and due from banks	11,952			9,504
Other assets	54,098			49,695
Total assets	$2,307,841			$2,276,306

Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$1,234,058	$9,552	3.14%	$1,217,429	$11,455	3.82%
Time deposits	481,389	4,730	3.98%	490,979	5,320	4.39%
Total interest-bearing deposits	1,715,447	14,282	3.38%	1,708,408	16,775	3.98%
Borrowings	93,583	955	4.14%	108,972	1,107	4.12%
Subordinated debentures	32,517	693	8.64%	24,693	326	5.35%
Total interest-bearing liabilities	1,841,547	15,930	3.51%	1,842,073	18,208	4.01%
Demand deposits	234,743			211,028
Other liabilities	28,536			24,726
Total liabilities	2,104,826			2,077,827
Stockholders' equity	203,015			198,479
Total liabilities and stockholders' equity	$2,307,841			$2,276,306
Net interest rate spread(3)			2.33%			2.00%
Net interest income/margin(4)		$16,362	2.96%		$14,629	2.68%
(1)	Annualized.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Provision and Allowance for Credit losses on Loans

The Company recorded a provision for credit losses of $530 thousand (including a $30 thousand provision for credit losses on unfunded commitments) for the three months ended March 31, 2026, versus $600 thousand in the quarter ended March 31, 2025. Net charge-offs of $45 thousand were incurred during the quarter ended March 31, 2026. The March 31, 2026 allowance for credit losses was $19.1 million versus $18.7 million at December 31, 2025. The allowance for credit losses as a percentage of total loans was 0.96% at March 31, 2026 and 0.93% at December 31, 2025. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Reserve for Unfunded Commitments

The Company maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by borrowers. The amount of the reserve was $0.7 million at March 31, 2026 and $0.6 million at December 31, 2025. This reserve is determined based upon the outstanding volume of loan commitments at the end of each period. Any increases or reductions in this reserve are recognized in the provision for credit losses.

Non-interest Income

Non-interest income decreased by $1.0 million for the three months ended March 31, 2026 versus the comparable 2025 quarter. The decrease in non-interest income is primarily related to the decrease in the net gain on sale of loans held for sale which was partially offset by an increase in service charges on deposit accounts.

Non-Interest Income

For the three months ended March 31, 2026 and 2025

(in thousands)

	Three months ended
	March 31,
(in thousands)	2026	2025
Loan servicing and fee income	$1,042	$1,081
Service charges on deposit accounts	250	117
Net gain on sale of loans held for sale	1,443	2,352
Other income	9	182
Total non-interest income	$2,744	$3,732

Non-interest Expense

Total non-interest expense decreased by $0.4 million for the three months ended March 31, 2026 versus the comparable 2025 quarter. Salaries and employee benefits for the three months ended March 31, 2026 includes a severance benefit of approximately $2.2 million to the former President of the Company and the Bank whose last day of employment was March 31, 2026. Non-interest expense for the three months ended March 31, 2025 includes a $3.2 million core system conversion expenses.

Non-Interest Expense

For the three months ended March 31, 2026 and 2025

(in thousands)

	Three months ended
	March 31,
(in thousands)	2026	2025
Salaries and employee benefits	$10,127	$7,232
Conversion expenses	—	3,180
Occupancy and equipment	2,068	1,836
Data processing	422	593
Professional fees	906	787
Federal deposit insurance premiums	362	337
Other expenses	1,721	2,031
Total non-interest expense	$15,606	$15,996

The Company recorded income tax expense of $1.1 million for an effective tax rate of 36.9% for the three months ended March 31, 2026, versus income tax expense of $0.2 million for an effective tax rate of 13.8% in the comparable 2025 quarter. Effective tax rate in the first quarter of 2026 is higher due to tax impact of the severance payment to the former President of the Bank and the Company. The lower effective tax rate in the first quarter of 2025 was due to the tax impact of the tax benefit from stock options that were exercised and the vesting of restricted stock.

Asset Quality - Total non-accrual loans at March 31, 2026 were $24.6 million, or 1.23% of total loans, compared to $21.6 million, or 1.08% of total loans at December 31, 2025, an increase of $3.0 million. The allowance for credit losses as a percentage of total non-accrual loans amounted to 78%, 87% and 196% at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

Total loans having credit risk ratings of Special Mention and Substandard were $57.4 million at March 31, 2026, versus $56.1 million at December 31, 2025. The Company’s Special Mention and Substandard loans were comprised of residential real estate, multifamily, commercial real estate loans, commercial and industrial loans (including SBA facilities) and construction and land development loans at March 31, 2026. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At March 31, 2026, the Company’s allowance for credit losses amounted to $19.1 million or 0.96% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 0.93% at December 31, 2025 and 1.17% at March 31, 2025. The Company recorded net loan charge-offs of $45 thousand for the three months ended March 31, 2026. Net loan charge-offs of $454 thousand were recorded during the three months ended March 31, 2025.

The Company recorded a provision for credit losses of $530 thousand (including a $30 thousand provision for credit losses on unfunded commitments) for the three months ended March 31, 2026, versus $600 thousand recorded for the comparable period in 2025. Additional information regarding the ACL and the associated provisions recognized during the quarters ended March 31, 2026 and 2025 is presented in Note 4 to the unaudited consolidated financial statements. (See also Critical Accounting Policies, Judgments and Estimates contained herein).

ASSET QUALITY

March 31, 2026 versus December 31, 2025 and March 31, 2025

(dollars in thousands)

	As of or for the three months ended
	3/31/2026	12/31/2025	3/31/2025
Non-accrual loans	$24,586	$21,604	$11,697
Non-accrual loans held for sale	—	—	—
Loans greater than 90 days past due and accruing	—	—	—
Other real estate owned	650	650	—
Total non-performing assets (1)	$25,236	$22,254	$11,697

Loans held for sale	$16,296	$6,407	$16,306
Loans held for investment	1,992,694	2,000,749	1,960,674

Allowance for credit losses:
Beginning balance	$18,694	$22,354	$22,779
Provision	500	5,925	600
Charge-offs	(58)	(9,590)	(471)
Recoveries	13	5	17
Ending balance	$19,149	$18,694	$22,925

Allowance for credit losses as a % of total loans (2)	0.96%	0.93%	1.17%

Allowance for credit losses as a % of non-accrual loans (2)	78%	87%	196%

Non-accrual loans as a % of total loans (2)	1.23%	1.08%	0.60%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	1.26%	1.11%	0.59%

Non-performing assets as a % of total assets	1.06%	0.93%	0.51%

Non-performing assets to total loans held for sale and investment	1.26%	1.11%	0.59%
(1)	Non-performing assets defined as non-accrual loans, non-accrual loans held for sale, loans greater than 90 days past due and accruing and other real estate owned.
(2)	Excludes loans held for sale.

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

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at March 31, 2026 (dollars in thousands). The results are within the Company’s policy limits.

At March 31, 2026
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII(1)

(basis points)	EVE	Amount	%	(basis points)	NII(1)	Amount	%
+200	$195,309	$(22,925)	(10.5)	+200	$65,316	$(5,980)	(8.4)
+100	207,347	(10,887)	(5.0)	+100	68,581	(2,715)	(3.8)
0	218,234			0	71,296
-100	235,605	17,371	8.0	-100	74,262	2,966	4.2
-200	259,643	41,409	19.0	-200	77,405	6,109	8.6
-300	280,551	62,317	28.6	-300	80,114	8,818	12.4
(1)	Assumes 12 month time horizon.

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

ITEM 1A. – RISK FACTORS

There have been no material changes to the risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

In October 2023, the Company announced the adoption of a new stock repurchase program of up to 366,050 shares of its common stock. The stock repurchase program may be suspended, terminated, or modified at any time for any reason, and has no termination date. As of March 31, 2026, 284,075 shares remained available for repurchase under the program. There were no repurchases of common stock during the quarter ended March 31, 2026.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. – EXHIBITS

4.1

Indenture, dated as of March 12, 2026, by and between Hanover Bancorp, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41384) filed on March 12, 2026)

4.2	Form of 7.25% Fixed-to-Floating Rate Subordinated Note due 2036 of Hanover Bancorp, Inc. (included in Exhibit 4.1)

10.1

Form of Subordinated Note Purchase Agreement, dated as of March 12, 2026, by and among Hanover Bancorp, Inc. and the several Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41384) filed on March 12, 2026)

10.2

Form of Registration Rights Agreement, dated as of March 12, 2026, by and among Hanover Bancorp, Inc. and the several Purchasers identified therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41384) filed on March 12, 2026)

10.3	Transition Agreement and General Release by and between Hanover Community Bank and McClelland Wilcox *

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_____________________________

* Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER BANCORP, INC.

Dated: May 8, 2026	/s/ Michael P. Puorro
Michael P. Puorro
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2026	/s/ Lance P. Burke
Lance P. Burke
Senior Executive Vice President & Chief Financial Officer
(Principal Financial Officer)