Form 10-Q
period 2026-09-30
Hanover Bancorp, Inc. /MD
filed 2026-11-06
CIK 1828588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	6,984,009 Shares
(Title of Class)	(Outstanding as of October 31, 2026)

HANOVER BANCORP, INC.

Form 10-Q

PART I

ITEM 1. – FINANCIAL STATEMENTS

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Cash and non-interest-bearing deposits due from banks	$13,335	$95,791
Interest-bearing deposits due from banks	129,244	113,113
Total cash and cash equivalents	142,579	208,904
Securities held to maturity, fair value of $805 at September 30, 2026 and $976 at December 31, 2025 (net of allowance for credit losses of $0 at September 30, 2026 and December 31, 2025)	865	1,017
Securities available for sale, at fair value (net of allowance for credit losses of $0 at September 30, 2026 and December 31, 2025)	138,215	99,552
Loans held for sale	3,615	6,407
Loans	2,084,650	2,000,749
Allowance for credit losses	(19,917)	(18,694)
Loans, net	2,064,733	1,982,055
Premises and equipment, net	13,891	14,313
Operating lease assets	6,698	9,855
Accrued interest receivable	11,897	11,780
Prepaid post retirement plan	3,148	3,247
Stock in Federal Home Loan Bank ("FHLB"), at cost	5,831	7,792
Goodwill	19,168	19,168
Bank owned life insurance ("BOLI")	15,157	—
Loan servicing rights	5,784	6,320
Other assets	10,236	12,686
TOTAL ASSETS	$2,441,817	$2,383,096
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$255,119	$247,786
Savings, NOW and money market	1,346,472	1,270,705
Time	509,317	509,896
Total deposits	2,110,908	2,028,387
Borrowings	59,840	100,725
Subordinated debentures, $35,000 and $25,000 face amount at September 30, 2026 and December 31, 2025, respectively (less unamortized debt issuance costs of $734 and $257 at September 30, 2026 and December 31, 2025)	34,266	24,743
Operating lease liabilities	7,324	10,567
Accrued interest payable	1,123	1,741
Other liabilities	25,441	16,667
TOTAL LIABILITIES	2,238,902	2,182,830
COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, Series A (par value $0.01; 15,000,000 shares authorized; issued and outstanding 275,000 at September 30, 2026 and December 31, 2025, respectively)	5,041	5,041
Common stock (par value $0.01; 17,000,000 shares authorized; issued and outstanding 6,984,409 and 7,135,403 at September 30, 2026 and December 31, 2025, respectively)	70	71
Surplus	119,629	123,433
Retained earnings	80,459	72,401
Accumulated other comprehensive loss, net of tax	(2,284)	(680)
TOTAL STOCKHOLDERS' EQUITY	202,915	200,266
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,441,817	$2,383,096

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INTEREST INCOME
Loans	$30,683	$29,951	$90,089	$89,720
Taxable securities	1,907	1,604	4,928	4,223
Other interest income	611	1,439	2,542	3,937
Total interest income	33,201	32,994	97,559	97,880
INTEREST EXPENSE
Savings, NOW and money market deposits	10,381	11,207	29,062	33,311
Time deposits	4,502	5,097	13,807	15,475
Borrowings	1,292	1,467	4,531	4,447
Total interest expense	16,175	17,771	47,400	53,233
Net interest income	17,026	15,223	50,159	44,647
Provision for credit losses	1,100	1,325	2,130	4,282
Net interest income after provision for credit losses	15,926	13,898	48,029	40,365
NON-INTEREST INCOME
Loan servicing and fee income	960	1,057	3,166	3,221
Service charges on deposit accounts	146	237	515	516
Gain on sale of loans held-for-sale	550	1,451	3,370	6,101
BOLI income	157	—	157	—
Other income	441	40	586	240
Total non-interest income	2,254	2,785	7,794	10,078
NON-INTEREST EXPENSE
Salaries and employee benefits	6,919	6,774	24,414	21,009
Conversion expenses	—	—	—	3,180
Occupancy and equipment	2,075	1,960	6,155	5,706
Data processing	481	313	1,334	1,414
Professional fees	687	732	2,490	2,397
Federal deposit insurance premiums	324	334	1,050	1,036
Other expenses	1,909	1,900	6,206	5,883
Total non-interest expense	12,395	12,013	41,649	40,625
Income before income tax expense	5,785	4,670	14,174	9,818
Income tax expense	1,436	1,179	3,887	2,363
NET INCOME	$4,349	$3,491	$10,287	$7,455
Earnings per share:
BASIC	$0.60	$0.47	$1.40	$1.00
DILUTED	$0.60	$0.47	$1.40	$1.00

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$4,349	$3,491	$10,287	$7,455
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Change in unrealized gain (loss) on securities available for sale arising during the period, net of tax of ($521), $116, ($604) and $223, respectively	(1,835)	406	(2,125)	783
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $36, $12, $149 and ($65), respectively	122	43	521	(227)
Total other comprehensive (loss) income, net of tax	(1,713)	449	(1,604)	556
Total comprehensive income, net of tax	$2,636	$3,940	$8,683	$8,011

See accompanying notes to unaudited consolidated financial statements.

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

	For the Three and Nine Months Ended September 30, 2026
	Common					Accumulated Other	Total
	Stock	Preferred	Common		Retained	Comprehensive	Stockholders’
	(Shares)	Stock	Stock	Surplus	Earnings	Loss, Net	Equity
Balance at January 1, 2026	7,135,403	$5,041	$71	$123,433	$72,401	$(680)	$200,266
Net income	—	—	—	—	1,874	—	1,874
Other comprehensive income, net of tax	—	—	—	—	—	16	16
Cash dividends declared ($0.10 per share)	—	—	—	—	(748)	—	(748)
Stock-based compensation	—	—	—	358	—	—	358
Stock awards granted, net of forfeitures	36,129	—	1	(1)	—	—	—
Shares received related to tax withholding	(14,871)	—	—	(325)	—	—	(325)
Balance at March 31, 2026	7,156,661	$5,041	$72	$123,465	$73,527	$(664)	$201,441

Net income	—	—	—	—	4,064	—	4,064
Other comprehensive income, net of tax	—	—	—	—	—	93	93
Cash dividends declared ($0.10 per share)	—	—	—	—	(746)	—	(746)
Stock-based compensation	—	—	—	441	—	—	441
Stock awards granted, net of forfeitures	(450)	—	—	—	—	—	—
Shares received related to tax withholding	(1,152)	—	—	(13)	—	—	(13)
Stock repurchases	(112,346)	—	(1)	(2,647)	—	—	(2,648)
Exercise of stock options, net	12,711	—	—	115	—	—	115
Balance at June 30, 2026	7,055,424	$5,041	$71	$121,361	$76,845	$(571)	$202,747

Net income	—	—	—	—	4,349	—	4,349
Other comprehensive loss, net of tax	—	—	—	—	—	(1,713)	(1,713)
Cash dividends declared ($0.10 per share)	—	—	—	—	(735)	—	(735)
Stock-based compensation	—	—	—	451	—	—	451
Stock awards granted, net of forfeitures	10,000	—	—	—	—	—	—
Shares received related to tax withholding	(643)	—	—	(17)	—	—	(17)
Stock repurchases	(80,372)	—	(1)	(2,166)	—	—	(2,167)
Balance at September 30, 2026	6,984,409	$5,041	$70	$119,629	$80,459	$(2,284)	$202,915

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

HANOVER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$10,287	$7,455
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	2,130	4,282
Depreciation and amortization	1,506	1,476
Amortization of right-of-use assets	3,411	1,568
Gain on sale of fixed assets (included in other income)	—	(167)
Stock-based compensation	1,250	1,209
Net gain on sale of loans held-for-sale	(3,370)	(6,101)
Net amortization of premiums, discounts and loan fees and costs	1,872	1,134
Amortization of intangible assets	36	41
Amortization of debt issuance costs	60	40
Debt extinguishment charges	240	—
Loan servicing rights valuation adjustments	863	714
Earnings on BOLI	(157)	—
Payments on operating leases	(3,497)	(1,559)
Origination of loans held for sale	(78,429)	(65,843)
Proceeds from loans held for sale	83,573	61,092
(Increase) decrease in accrued interest receivable	(117)	25
Decrease in other assets	3,129	858
(Decrease) increase in accrued interest payable	(618)	278
Increase (decrease) in other liabilities	8,734	(1,701)
Net cash provided from operating activities	30,903	4,801
Cash flows from investing activities:
Purchases of securities available-for-sale	(62,486)	(117,487)
Redemptions of restricted securities, net	1,961	294
Principal repayments of securities held to maturity	151	236
Maturities, prepayments and calls of securities available-for-sale	20,966	102,532
Proceeds from loans held for sale previously classified as portfolio loans	16,888	88,194
Net increase in loans	(102,325)	(82,977)
Additions to premises and equipment	(901)	(635)
Purchase of BOLI	(15,000)	—
Proceeds from sales of fixed assets	—	300
Net cash from investing activities	(140,746)	(9,543)
Cash flows from financing activities:
Net increase in deposits	82,525	20,545
Proceeds from term FHLB advances, net of deferred prepayment penalty	59,769	—
Repayments of term FHLB advances	(100,725)	(7,080)
Proceeds from issuance of subordinated debentures, net of issuance costs	34,223	—
Repayments subordinated debentures	(25,000)	—
Payments related to tax withholding for equity awards	(355)	(750)
Cash dividends paid	(2,219)	(2,247)
Repurchase of common stock of Hanover Bancorp, Inc.	(4,815)	(546)
Proceeds from exercise of stock options, net	115	(468)
Net cash from financing activities	43,518	9,454
Net change in cash and cash equivalents	(66,325)	4,712
Cash and cash equivalents, beginning of period	208,904	162,857
Cash and cash equivalents, end of period	$142,579	$167,569
Supplemental cash flow information:
Interest paid	$48,018	$52,955
Income taxes paid	815	2,519
Supplemental non-cash disclosure:
Transfers from portfolio loans to loans held-for-sale	$15,870	$73,790
Lease liabilities arising from obtaining right-of-use assets	254	3,606

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

Basis of Presentation

In the opinion of the Company’s management, the preceding unaudited interim consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of the Company’s consolidated statement of financial condition as of September 30, 2026, its consolidated statements of income for the three and nine months ended September 30, 2026 and 2025, its consolidated statements of comprehensive income for the three and nine months ended September 30, 2026 and 2025, its consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 and its consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had an immaterial effect on the Company’s consolidated financial statements and had no effect on prior period net income or stockholders’ equity.

In addition, the preceding unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results for any other interim period or of the results for the full fiscal year 2026. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company’s significant accounting policies since December 31, 2025.

All material intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

Salaries and employee benefits for the nine months ended September 30, 2026 includes a severance payment related to a Board approved Transition Agreement dated February 12, 2026 between the Company and the former President of the Company and the Bank, McClelland Wilcox. In connection with a management restructuring initiative, Mr. Wilcox’s last day of employment was March 31, 2026 and pursuant to the terms of his Employment Agreement, he was entitled to a severance benefit of approximately $2.15 million.

Accounting Policies

Bank Owned Life Insurance (“BOLI”) – The Bank has purchased life insurance policies on certain officers. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

The Company’s basic and diluted EPS calculations for the three and nine months ended September 30, 2026 and 2025 are as follows. There were no stock options outstanding as of September 30, 2026. There were no stock options that were antidilutive for the three and nine months ended September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025

Net income available to common stockholders	$4,349	$3,491	$10,287	$7,455
Less: Dividends paid and earnings allocated to participating securities	(101)	(88)	(246)	(202)
Income attributable to common stock	$4,248	$3,403	$10,041	$7,253
Weighted average common shares outstanding, including participating securities	7,292,462	7,475,764	7,373,819	7,480,102
Less: Weighted average participating securities	(177,596)	(201,303)	(185,947)	(218,147)
Weighted average common shares outstanding	7,114,866	7,274,461	7,187,872	7,261,955
Basic EPS	$0.60	$0.47	$1.40	$1.00

Income attributable to common stock	$4,248	$3,403	$10,041	$7,253
Weighted average common shares outstanding	7,114,866	7,274,461	7,187,872	7,261,955
Weighted average common equivalent shares outstanding	—	5,672	—	5,722
Weighted average common and equivalent shares outstanding	7,114,866	7,280,133	7,187,872	7,267,677
Diluted EPS	$0.60	$0.47	$1.40	$1.00

3. SECURITIES

The following tables summarize the amortized cost, fair value and allowance for credit losses of securities available for sale and securities held to maturity at September 30, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss and gross unrecognized gains and losses:

	September 30, 2026
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. GSE residential mortgage-backed securities	$35,358	$—	$(1,899)	$—	$33,459
U.S. GSE residential collateralized mortgage obligations	10,496	—	(205)	—	10,291
U.S. GSE commercial mortgage-backed securities	2,578	—	(249)	—	2,329
Collateralized loan obligations	44,617	4	(125)	—	44,496
Corporate bonds	48,175	206	(741)	—	47,640
Total available for sale securities	$141,224	$210	$(3,219)	$—	$138,215

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$865	$—	$(60)	$805	$—

	December 31, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
(in thousands)	Cost	Gains	Losses	Losses	Fair Value
Available for sale:
U.S. Treasury securities	$4,495	$—	$—	$—	$4,495
U.S. GSE residential mortgage-backed securities	18,055	193	(105)	—	18,143
U.S. GSE residential collateralized mortgage obligations	11,691	69	(3)	—	11,757
U.S. GSE commercial mortgage-backed securities	2,583	—	(51)	—	2,532
Collateralized loan obligations	32,758	30	(124)	—	32,664
Corporate bonds	30,250	294	(583)	—	29,961
Total available for sale securities	$99,832	$586	$(866)	$—	$99,552

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized		for Credit
	Cost	Gains	Losses	Fair Value	Losses
Held to maturity:
U.S. GSE residential mortgage-backed securities	$1,017	$—	$(41)	$976	$—

The amortized cost and fair value of investment securities at September 30, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single date are shown separately.

	September 30, 2026
	Amortized	Fair
(in thousands)	Cost	Value
Securities available for sale:
Due in one year or less	$1,000	$1,000
Due after one year through five years	5,912	5,796
Five to ten years	40,263	39,841
Beyond ten years	45,617	45,499
U.S. GSE residential mortgage-backed securities	35,358	33,459
U.S. GSE residential collateralized mortgage obligations	10,496	10,291
U.S. GSE commercial mortgage-backed securities	2,578	2,329
Total securities available for sale	141,224	138,215
Securities held to maturity:
U.S. GSE residential mortgage-backed securities	865	805
Total investment securities	$142,089	$139,020

At September 30, 2026 and December 31, 2025, investment securities with a carrying amount of $47.8 million and $34.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities during the three and nine months ended September 30, 2026 and 2025.

There were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity other than securities issued by the U.S. government and its agencies at September 30, 2026 and December 31, 2025.

The following tables summarize securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2026
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$24,781	$(1,723)	$998	$(176)	21	$25,779	$(1,899)
U.S. GSE residential collateralized mortgage obligations	10,274	(202)	17	(3)	5	10,291	(205)
U.S. GSE commercial mortgage-backed securities	2,329	(249)	—	—	1	2,329	(249)
Collateralized loan obligations	16,822	(56)	8,963	(69)	5	25,785	(125)
Corporate bonds	23,575	(518)	10,609	(223)	26	34,184	(741)
Total available-for-sale	$77,781	$(2,748)	$20,587	$(471)	58	$98,368	$(3,219)

	December 31, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross			Gross
		Unrealized		Unrealized	Number of		Unrealized
(in thousands, except number of securities)	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
Available-for-sale:
U.S. GSE residential mortgage-backed securities	$4,562	$(10)	$2,719	$(95)	7	$7,281	$(105)
U.S. GSE residential collateralized mortgage obligations	—	—	19	(3)	1	19	(3)
U.S. GSE commercial mortgage-backed securities	2,532	(51)	—	—	1	2,532	(51)
Collateralized loan obligations	23,654	(124)	—	—	5	23,654	(124)
Corporate bonds	1,987	(14)	10,931	(569)	8	12,918	(583)
Total available-for-sale	$32,735	$(199)	$13,669	$(667)	22	$46,404	$(866)

Assessment of Available for Sale Debt Securities for Credit Risk

Management assesses the decline in fair value of investment securities periodically. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer. Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. The following is a discussion of the credit quality characteristics of portfolio segments carrying unrealized losses at September 30, 2026 and December  31, 2025.

Obligations of U.S. Government agencies and sponsored entities

The mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these mortgage-backed securities and collateralized mortgage obligations and it is likely that it will not be required to sell the securities before their anticipated recovery. These securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company did not record expected credit loss on these securities at September 30, 2026 and December 31, 2025.

Corporate bonds

The Company’s corporate bond portfolio is comprised of subordinated debt issues of community and regional banks. Management considers the credit quality of each individual investment. Management reviewed the collectibility of these investments, taking into account such factors as the financial condition of the issuers, reported regulatory capital ratios, and credit ratings, when available, and other factors. All corporate bond debt securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its corporate bond portfolio as of September 30, 2026 and December 31, 2025.

Collateralized loan obligations (“CLO”)

The Company’s CLO portfolio is comprised of an actively managed portfolio of senior secured Class A Notes. Management considers the credit quality of each individual investment. Management reviewed the collectibility of these investments, taking into account such factors as the financial condition of the issuers and credit ratings, when available and other factors. All CLO securities continue to accrue interest and make payments as expected with no defaults or deferrals on the part of the issuers. The Company considers the potential credit risk of the issuers to be immaterial and has not allocated an allowance for credit losses on its CLO portfolio as of September 30, 2026 and December 31, 2025.

4. LOANS

The following table sets forth the classification of the Company’s loans by loan portfolio segment for the periods presented.

(in thousands)	September 30, 2026	December 31, 2025
Residential real estate	$806,490	$776,995
Multifamily	573,391	541,083
Commercial real estate	531,824	525,569
Commercial and industrial	161,850	145,591
Construction and land development	10,661	11,081
Consumer	434	430
Total loans	2,084,650	2,000,749
Allowance for credit losses	(19,917)	(18,694)
Total loans, net	$2,064,733	$1,982,055

At September 30, 2026 and December 31, 2025, the Company was servicing approximately $357.7 million and $375.6 million, respectively, of loans for others. The Company had no SBA loans held for sale at September 30, 2026 and December 31, 2025, respectively. The Company had $3.6 million and $6.4 million of residential real estate loans held for sale at September 30, 2026 and December 31, 2025, respectively.

For the three months ended September 30, 2026 and 2025, the Company sold loans totaling approximately $20.0 million and $44.5 million, respectively, recognizing net gains of $0.6 million and $1.5 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company sold loans totaling approximately $97.1 million and $137.2 million, respectively, recognizing net gains of $3.4 million and $6.1 million, respectively.

The following tables summarize the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
				Commercial	Construction
	Residential		Commercial	and	and Land
	Real Estate	Multifamily	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$4,779	$3,729	$4,936	$5,490	$183	$22	$19,139
Charge-offs	—	—	—	(335)	—	—	(335)
Recoveries	—	—	—	13	—	—	13
Provision for credit losses	241	94	57	704	5	(1)	1,100
Ending balance	$5,020	$3,823	$4,993	$5,872	$188	$21	$19,917

	Three Months Ended September 30, 2025
				Commercial	Construction
	Residential		Commercial	and	and Land
	Real Estate	Multifamily	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$6,692	$3,918	$5,402	$5,386	$151	$22	$21,571
Charge-offs	—	—	(426)	(168)	—	—	(594)
Recoveries	—	—	—	2	—	—	2
Provision for credit losses (1)	(1,083)	(32)	414	2,129	(52)	(1)	1,375
Ending balance	$5,609	$3,886	$5,390	$7,349	$99	$21	$22,354
(1)	Additional provision related to off-balance sheet exposure was a credit of $50 thousand for the three months ended September 30, 2025.

	Nine Months Ended September 30, 2026
				Commercial	Construction
	Residential		Commercial	and	and Land
	Real Estate	Multifamily	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$5,035	$3,387	$5,123	$4,912	$215	$22	$18,694
Charge-offs	—	(104)	(22)	(789)	—	—	(915)
Recoveries	—	1	3	34	—	—	38
Provision for credit losses (1)	(15)	539	(111)	1,715	(27)	(1)	2,100
Ending balance	$5,020	$3,823	$4,993	$5,872	$188	$21	$19,917
(1)	Additional provision related to off-balance sheet exposure was a debit of $30 thousand for the nine months ended September 30, 2026.

	Nine Months Ended September 30, 2025
				Commercial	Construction
	Residential		Commercial	and	and Land
	Real Estate	Multifamily	Real Estate	Industrial	Development	Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Total
(in thousands)
Allowance for credit losses:
Beginning balance	$6,236	$5,284	$5,605	$5,447	$180	$27	$22,779
Charge-offs	—	(33)	(731)	(3,835)	—	—	(4,599)
Recoveries	—	—	—	29	—	—	29
Provision for credit losses (1)	(627)	(1,365)	516	5,708	(81)	(6)	4,145
Ending balance	$5,609	$3,886	$5,390	$7,349	$99	$21	$22,354
(1)	Additional provision related to off-balance sheet exposure was a debit of $137 thousand for the nine months ended September 30, 2025.

Allowance for Credit Losses on Unfunded Commitments

The Company has recorded an ACL for unfunded credit commitments, which is recorded in other liabilities. The provision for credit losses on unfunded commitments is recorded within the provision for credit losses on the Company’s income statement. The following table presents the allowance for credit losses for unfunded commitments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$656	$501	$626	$314
Provision for credit losses	—	(50)	30	137
Balance at end of period	$656	$451	$656	$451

The table below presents the provision for credit losses on loans and unfunded commitments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Provision for credit losses - loans	$1,100	$1,375	$2,100	$4,145
Provision for credit losses - unfunded commitments	—	(50)	30	137
Provision for credit losses	$1,100	$1,325	$2,130	$4,282

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$2,548	$2,548	$—
Multifamily	—	456	—
Commercial real estate	15,638	16,357	—
Commercial and industrial	1,731	9,747	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$19,917	$29,108	$—

	December 31, 2025
	Nonaccrual		Loans Past
	With No		Due Over
	Allowance		89 Days
(in thousands)	for Credit Loss	Nonaccrual	Still Accruing
Residential real estate	$4,524	$4,524	$—
Multifamily	—	449	—
Commercial real estate	6,053	7,261	—
Commercial and industrial	1,527	9,370	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	$12,104	$21,604	$—

Individually Analyzed Loans

The Company analyzes loans on an individual basis when management has determined that the loan no longer exhibits risk characteristics consistent with the risk characteristics existing in its designed pool of loans, under the Company’s CECL methodology. Loans individually analyzed include certain nonaccrual loans.

As of September 30, 2026 and December 31, 2025, the amortized cost basis of individually analyzed loans amounted to $29.1 million and $17.2 million, respectively, of which $28.7 million and $16.4 million were considered collateral dependent. For collateral dependent loans where foreclosure is probable or the borrower is experiencing financial difficulty and repayment is likely to be substantially provided through the sale or operation of the collateral, the ACL is measured based on the difference between the fair value of the collateral adjusted for sales costs and the amortized cost basis of the loan, at measurement date. Certain assets held as collateral may be exposed to future deterioration in fair value, particularly due to changes in real estate markets or usage.

The following tables present the amortized cost basis and related allowance for credit loss of individually analyzed loans considered to be collateral dependent as of September 30, 2026 and December 31, 2025.

	September 30, 2026
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$2,548	$—
Multifamily (2)	456	28
Commercial real estate (2)	16,084	19
Commercial and industrial (1) (2) (3)	9,571	2,367
Total	$28,659	$2,414
(1)	Secured by residential real estate
(2)	Secured by commercial real estate
(3)	Secured by business assets

	December 31, 2025
(in thousands)	Amortized Cost Basis	Related Allowance

Residential real estate (1)	$4,320	$—
Multifamily (2)	442	64
Commercial real estate (2)	3,420	135
Commercial and industrial (1) (2) (3)	8,239	1,371
Total	$16,421	$1,570
(1)	Secured by residential real estate
(2)	Secured by commercial real estate
(3)	Secured by business assets

The following tables present the aging of the amortized cost basis in past due loans as of September 30, 2026 and December 31, 2025 by class of loans:

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
September 30, 2026	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$9,753	$2,514	$1,478	$13,745	$792,745	$806,490
Multifamily	—	—	456	456	572,935	573,391
Commercial real estate	7,017	1,189	9,827	18,033	513,791	531,824
Commercial and industrial	2,228	2,223	9,747	14,198	147,652	161,850
Construction and land development	—	—	—	—	10,661	10,661
Consumer	—	—	—	—	434	434
Total	$18,998	$5,926	$21,508	$46,432	$2,038,218	$2,084,650

(in thousands)	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2025	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate	$9,400	$2,917	$2,963	$15,280	$761,715	$776,995
Multifamily	1,413	856	449	2,718	538,365	541,083
Commercial real estate	2,602	5,151	6,114	13,867	511,702	525,569
Commercial and industrial	8,328	688	2,691	11,707	133,884	145,591
Construction and land development	—	—	—	—	11,081	11,081
Consumer	—	—	—	—	430	430
Total	$21,743	$9,612	$12,217	$43,572	$1,957,177	$2,000,749

The Company may occasionally make modifications to loans where the borrower is considered to be in financial distress. Types of modifications include principal reductions, significant payment delays, term extensions, interest rate reductions or a combination thereof. The amount of principal reduction is charged-off against the allowance for credit losses.

The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and nine month periods ended September 30, 2026 and 2025, by class and type of modification. There were no such loan modifications during the three months ended September 30, 2026. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Nine Months Ended September 30, 2026
						% of
						Total
				Interest		Class of
	Principal	Payment	Term	Rate		Financing
(in thousands)	Reduction	Delay	Extension	Reduction	Combination	Receivable
Multifamily	$—	$6,756	$—	$—	$—	1.18%
Commercial and industrial	—	1,215	—	—	—	0.75
Total	$—	$7,971	$—	$—	$—	0.38%

Three Months Ended September 30, 2025
% of
Total
				Interest		Class of
	Principal	Payment	Term	Rate		Financing
(in thousands)	Reduction	Delay	Extension	Reduction	Combination	Receivable
Commercial real estate	$—	$1,142	$—	$—	$—	0.21%

	Nine Months Ended September 30, 2025
						% of
						Total
				Interest		Class of
	Principal	Payment	Term	Rate		Financing
(in thousands)	Reduction	Delay	Extension	Reduction	Combination	Receivable
Commercial real estate	$—	$1,142	$—	$—	$—	0.21%
Commercial and industrial	—	—	241	—	—	0.15
Total	$—	$1,142	$241	$—	$—	0.07%

The Company had no commitments to lend additional funds to borrowers for which modifications described above were made during the three and nine month periods ended September 30, 2026 and 2025.

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. No such loans that have been modified in the last twelve-month periods preceding September 30, 2026 and September 30, 2025 were past due.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the periods presented:

	Nine Months Ended September 30, 2026
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

Upon the Company’s determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. During the three and nine month periods ended September 30, 2026 and 2025, no loans that were modified to borrowers experiencing financial difficulty had a payment default within twelve months of modification.

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

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at September 30, 2026 and gross charge-offs for the nine months ended September 30, 2026:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$142,677	134,950	65,624	128,908	158,155	144,478	$—	$27,965	$802,757
Special Mention	—	—	639	508	—	—	—	—	1,147
Substandard	—	—	345	—	—	1,779	—	423	2,547
Total Residential real estate	142,677	134,950	66,608	129,416	158,155	146,257	—	28,388	806,451
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Pass	48,024	25,166	2,722	3,304	269,995	216,968	—	—	566,179
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	7,212	—	—	7,212
Total Multifamily	48,024	25,166	2,722	3,304	269,995	224,180	—	—	573,391
Current period gross charge-offs	—	—	—	—	—	104	—	—	104

Commercial real estate
Pass	58,509	64,571	54,249	54,235	146,155	126,562	—	—	504,281
Special Mention	—	337	987	852	1,641	5,949	—	—	9,766
Substandard	—	—	9,633	1,043	446	6,655	—	—	17,777
Total Commercial real estate	58,509	64,908	64,869	56,130	148,242	139,166	—	—	531,824
Current period gross charge-offs	—	—	—	22	—	—	—	—	22

Commercial and industrial
Pass	30,671	30,631	29,036	39,666	6,984	4,808	—	—	141,796
Special Mention	—	37	1,900	6,136	—	2,127	—	—	10,200
Substandard	—	—	917	7,534	336	1,067	—	—	9,854
Total Commercial and industrial	30,671	30,668	31,853	53,336	7,320	8,002	—	—	161,850
Current period gross charge-offs	—	22	652	115	—	—	—	—	789

Construction and land development
Pass	366	9,190	—	—	—	—	—	—	9,556
Special Mention	—	1,105	—	—	—	—	—	—	1,105
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	366	10,295	—	—	—	—	—	—	10,661
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	46	36	113	189	50	—	—	—	434
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	46	36	113	189	50	—	—	—	434
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total Loans	$280,293	$266,023	$166,165	$242,375	$583,762	$517,605	$—	$28,388	$2,084,611

Total Gross charge-offs	$—	$22	$652	$137	$—	$104	$—	$—	$915
(1)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $39,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at September 30, 2026. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See “Note 10 – Derivatives” for more information on the fair value hedge.

The following table summarizes the Company’s loans by year of origination and internally assigned credit risk at December 31, 2025:

								Revolving
	Term Loans Amortized Cost by Origination Year						Revolving	Loans to
(in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Residential real estate (1)
Pass	$141,755	$77,692	$161,707	$176,313	$50,906	$133,911	$—	$25,459	$767,743
Special Mention	—	—	—	1,184	1,185	1,449	—	—	3,818
Substandard	1,136	376	—	—	—	3,383	—	—	4,895
Total Residential real estate	142,891	78,068	161,707	177,497	52,091	138,743	—	25,459	776,456

Multifamily
Pass	25,386	2,734	3,343	274,404	154,614	80,153	—	—	540,634
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	449	—	—	449
Total Multifamily	25,386	2,734	3,343	274,404	154,614	80,602	—	—	541,083

Commercial real estate
Pass	65,373	62,277	59,357	156,010	56,447	100,094	—	—	499,558
Special Mention	1,182	4,967	—	2,054	7,473	2,385	—	—	18,061
Substandard	—	5,563	1,699	—	—	688	—	—	7,950
Total Commercial real estate	66,555	72,807	61,056	158,064	63,920	103,167	—	—	525,569

Commercial and industrial
Pass	39,132	27,187	46,472	7,210	5,015	3,368	—	—	128,384
Special Mention	—	1,428	5,083	—	939	317	—	—	7,767
Substandard	—	114	7,772	477	237	840	—	—	9,440
Total Commercial and industrial	39,132	28,729	59,327	7,687	6,191	4,525	—	—	145,591

Construction and land development
Pass	5,855	1,463	—	—	—	—	—	—	7,318
Special Mention	—	—	—	—	3,763	—	—	—	3,763
Substandard	—	—	—	—	—	—	—	—	—
Total Construction and land development	5,855	1,463	—	—	3,763	—	—	—	11,081

Consumer
Pass	39	124	209	58	—	—	—	—	430
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total Consumer	39	124	209	58	—	—	—	—	430

Total Loans	$279,858	$183,925	$285,642	$617,710	$280,579	$327,037	$—	$25,459	$2,000,210
(1)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $539,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2025. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See “Note 10 – Derivatives” for more information on the fair value hedge.

5. EQUITY COMPENSATION PLANS

On May 28, 2026, the Company's stockholders approved the Hanover Bancorp, Inc. 2026 Equity Incentive Plan (the "2026 Plan"). Upon stockholder approval of the 2026 Plan, the Company terminated its previous 2021 and 2018 Equity Compensation Plans (the "2018 Plan" and the “2021 Plan”). As a result, no further awards may be granted under the 2018 and 2021 Plans.

Shares available for future issuance under the 2018 and 2021 Plans immediately prior to their termination were rolled over and added to the authorized share reserve under the 2026 Plan. Specifically, 110,713 shares that were previously authorized but unissued under the 2021 Plan and 5,026 shares that were previously authorized but unissued under the 2018 Plan, were rolled into the 2026 Plan. Under the terms of the 2026 Plan, the total number of shares authorized for issuance consists of these rolled-over shares plus an additional 155,000 newly authorized shares. There were 10,000 shares issued under the 2026 Plan during the quarter ended September 30, 2026. At September 30, 2026, a total of 260,739 shares of common stock are available for issuance under the 2026 Plan.

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

There were 16,000 stock options exercised, resulting in the net issuance (after netting the value of the exercise price and/or certain tax liabilities) of 12,711 shares of common stock, during the nine months ended September 30, 2026. There were 42,000 stock options exercised, resulting in the net issuance (after netting the value of the exercise price and/or certain tax liabilities) of 14,332 shares of common stock, during the nine months ended September 30, 2025.

A summary of stock option activity follows (aggregate intrinsic value in thousands):

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding, January 1, 2026	16,000	$13.00	$164	0.67 years
Granted	—	—
Exercised	(16,000)	13.00
Forfeited	—	—
Outstanding, September 30, 2026	—	$—	$—	0.00 years

The following table presents information related to the stock option plan for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Intrinsic value of options exercised	$167	$847
Cash received from option exercises	130	—
Tax benefit from option exercises	50	296

There was no compensation expense attributable to stock options for the three and nine months ended September 30, 2026 and 2025.

Restricted Stock Awards

During the nine months ended September 30, 2026, restricted stock awards of 63,596 shares were granted with vesting periods ranging from three to five years. During the nine months ended September 30, 2025, restricted stock awards of 57,250 shares were granted with a five-year vesting period. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

A summary of restricted stock awards activity follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2026	200,404	$20.76
Granted	63,596	23.79
Vested	(62,894)	20.31
Forfeited	(17,917)	21.11
Unvested, September 30, 2026	183,189	$21.93

Compensation expense attributable to restricted stock awards was $377 thousand and $283 thousand for the three months ended September 30, 2026 and 2025, respectively. Compensation expense attributable to restricted stock awards was $1.1 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, there was $3.0 million and $2.9 million of total unrecognized compensation cost related to unvested restricted stock, expected to be recognized over a weighted-average term of 2.79 years and 3.01 years, respectively. The total fair value of shares vested during the nine months ended September 30, 2026 and 2025 was $1.4 million and $1.8 million, respectively.

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

The following table summarizes the unvested performance-based RSU activity for the nine months ended September 30, 2026:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested, January 1, 2026	22,345	$26.30
Granted	20,022	23.55
Vested	—	—
Forfeited	(5,228)	26.30
Unvested, September 30, 2026	37,139	$24.82

During the nine months ended September 30, 2026, the Company granted 20,022 RSUs. These performance-based RSUs cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2028. Performance-based RSUs granted in 2025 cliff vest after three years and are subject to the achievement of the Company's pre-defined performance goals for the three-year period ending December 31, 2027.

Compensation expense attributable to RSUs was $74 thousand and $40 thousand, respectively, for the three months ended September 30, 2026 and 2025. Compensation expense attributable to RSUs was $165 thousand and $252 thousand, respectively, for the nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, there was $583 thousand and $414 thousand of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 2.12 years and 2.21 years, respectively.

6. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action. The effects of accumulated other comprehensive income or loss are not included in computing regulatory capital. Management believes as of September 30, 2026, the Bank meets all capital adequacy requirements to which it is subject.

In addition to the minimum capital requirements discussed above, the Bank is also required to maintain a capital buffer above the requirements set forth in the capital adequacy regulations. Failure to maintain the required buffer could impair the Bank’s ability to pay dividends to the Company and to pay certain compensation to its executives.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If an institution is classified as undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Under a policy of the Federal Reserve applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Company is not subject to consolidated regulatory capital requirements.

The following table sets forth the Bank’s actual and required capital amounts (in thousands) and ratios under current regulations:

					Minimum Capital		Minimum to Be Well
					Adequacy Requirement		Capitalized Under
			Minimum Capital		with Capital		Prompt Corrective
	Actual Capital		Adequacy Requirement		Conservation Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Total capital to risk-weighted assets	$236,294	14.07%	$134,348	8.00%	$176,331	10.50%	$167,934	10.00%
Tier 1 capital to risk-weighted assets	215,721	12.85%	100,761	6.00%	142,744	8.50%	134,348	8.00%
Common equity tier 1 capital to risk-weighted assets	215,721	12.85%	75,571	4.50%	117,554	7.00%	109,157	6.50%
Tier 1 capital to average total assets	215,721	9.43%	91,525	4.00%	N/A	N/A	114,406	5.00%

December 31, 2025
Total capital to risk-weighted assets	$222,739	14.06%	$126,770	8.00%	$166,385	10.50%	$158,462	10.00%
Tier 1 capital to risk-weighted assets	204,431	12.90%	95,077	6.00%	134,693	8.50%	126,770	8.00%
Common equity tier 1 capital to risk-weighted assets	204,431	12.90%	71,308	4.50%	110,923	7.00%	103,000	6.50%
Tier 1 capital to average total assets	204,431	9.05%	90,398	4.00%	N/A	N/A	112,997	5.00%

Dividend restrictions - The Company’s principal source of funds for dividend and debt service payments is dividends received from the Bank. During the nine months ended September 30, 2026 the Bank paid $7.3 million in cash dividends to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of September 30, 2026, the Bank had $34.3 million of retained net income available for dividends to the Company, without obtaining regulatory approval, provided that the Bank satisfies the regulatory capital requirements, including the capital conservation buffer, disclosed above. The Company made capital contributions of $6.0 million to the Bank during the nine months ended September 30, 2026.

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

Assets Measured at Fair Value on a Recurring Basis

The following presents fair value measurements on a recurring basis at September 30, 2026 and December 31, 2025:

	September 30, 2026
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. GSE residential mortgage-backed securities	$33,459	$—	$33,459	$—
U.S. GSE residential collateralized mortgage obligations	10,291	—	10,291	—
U.S. GSE commercial mortgage-backed securities	2,329	—	2,329	—
Collateralized loan obligations	44,496	—	44,496	—
Corporate bonds	47,640	—	47,640	—
Loan servicing rights	5,784	—	—	5,784
Derivatives	76	—	76	—
Total	$144,075	$—	$138,291	$5,784

Financial liabilities:
Derivatives	$27	$—	$27	$—

	December 31, 2025
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available-for-sale securities:
U.S. Treasury securities	$4,495	$—	$4,495	$—
U.S. GSE residential mortgage-backed securities	18,143	—	18,143	—
U.S. GSE residential collateralized mortgage obligations	11,757	—	11,757	—
U.S. GSE commercial mortgage-backed securities	2,532	—	2,532	—
Collateralized loan obligations	32,664	—	32,664	—
Corporate bonds	29,961	—	29,961	—
Loan servicing rights	6,320	—	—	6,320
Total	$105,872	$—	$99,552	$6,320

Financial liabilities:
Derivatives	$1,053	$—	$1,053	$—

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

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated future servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income. The fair value of loan servicing rights related to residential mortgage loans at September 30, 2026 was determined based on discounted expected future cash flows using discount rates ranging from 13.5% to 16.0%, prepayment speeds ranging from 17.4% to 18.6% and a weighted average life ranging from 1.0 to 3.6 years. Fair value at December 31, 2025 for loan servicing rights related to residential mortgage loans was determined based on discounted expected future cash flows using discount rates ranging from 12.4% to 14.9%, prepayment speeds ranging from 17.6% to 18.9% and a weighted average life ranging from 1.5 to 3.6 years.

The fair value of loan servicing rights for SBA loans at September 30, 2026 was determined based on discounted expected future cash flows using discount rates ranging from 3.1% to 49.0%, prepayment speeds ranging from 8.8% to 29.1% and a weighted average life ranging from 0.6 to 5.2 years. The fair value of loan servicing rights for SBA loans at December 31, 2025 was determined based on discounted expected future cash flows using discount rates ranging from 6.0% to 48.8%, prepayment speeds ranging from 7.9% to 31.9% and a weighted average life ranging from 0.4 to 5.4 years.

The Company has determined these are mostly unobservable inputs and considers them Level 3 inputs within the fair value hierarchy.

The following table presents the changes in mortgage servicing rights for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$6,020	$6,449	$6,320	$6,016
Additions	25	178	327	1,129
Adjustment to fair value	(261)	(196)	(863)	(714)
Balance at end of period	$5,784	$6,431	$5,784	$6,431

Assets Measured at Fair Value on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2026
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans:
Multifamily	$414	$—	$—	$414
Commercial real estate	374	—	—	374
Commercial and industrial	5,800	—	—	5,800
Other real estate owned, net:
Commercial real estate	650	—	—	650

	December 31, 2025
		Fair Value Measurements Using:
		Quoted Prices In		Significant
		Active Markets	Significant Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
(in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans:
Multifamily	$378	$—	$—	$378
Commercial real estate	991	—	—	991
Commercial and industrial	6,084	—	—	6,084
Other real estate owned, net:
Commercial real estate	650	—	—	650

The Bank had one other real estate owned property at September 30, 2026 and December 31, 2025 with a $650 thousand carrying value (included in other assets).

The table below presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis at September 30, 2026 and December 31, 2025:

				Range
September 30, 2026	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
(Dollar in thousands)
Collateral-dependent loans:
Multifamily	$414	Income approach	Capitalization rate	6.96% - 7.30%
				(7.00%)

Commercial real estate	374	Income approach	Capitalization rate	6.62% - 8.29%
				(7.00%)

Commercial and industrial	5,800	Income approach	Capitalization rate	5.00 - 9.50%
				(8.50%)

Other real estate owned:
Commercial real estate	650	Income approach	Capitalization rate	5.50% - 12.00%
				(9.00%)

				Range
December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
(Dollar in thousands)
Collateral-dependent loans:
Multifamily	$378	Income approach	Capitalization rate	4.00% - 9.40%
				(8.50%)

Commercial real estate	991	Sales comparison	Comparable sales	5.00% - 20.00%
		approach	adjustments	(10.00%)

Commercial and industrial	6,084	Income approach	Capitalization rate	5.00% - 9.50%
				(8.50%)

Other real estate owned:
Commercial real estate	650	Income approach	Capitalization rate	5.50% - 12.00%
				(9.00%)

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value at September 30, 2026 and December 31, 2025:

	September 30, 2026
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$142,579	$142,579	$—	$—	$142,579
Securities held-to-maturity	865	—	805	—	805
Loans, net	2,064,733	—	—	2,040,276	2,040,276
Accrued interest receivable	11,897	—	1,475	10,422	11,897

Financial liabilities:
Time deposits	509,317	—	508,796	—	508,796
Demand and other deposits	1,601,591	1,601,591	—	—	1,601,591
Borrowings	59,840	—	58,639	—	58,639
Subordinated debentures	34,266	—	34,976	—	34,976
Accrued interest payable	1,123	25	1,098	—	1,123

	December 31, 2025
		Fair Value Measurements Using:
		Quoted Prices In
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Carrying	Assets	Observable Inputs	Inputs	Total Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Cash and cash equivalents	$208,904	$208,904	$—	$—	$208,904
Securities held-to-maturity	1,017	—	976	—	976
Loans, net	1,982,055	—	—	1,981,457	1,981,457
Accrued interest receivable	11,780	—	1,165	10,615	11,780

Financial liabilities:
Time deposits	509,896	—	510,703	—	510,703
Demand and other deposits	1,518,491	1,518,491	—	—	1,518,491
Borrowings	100,725	—	101,510	—	101,510
Subordinated debentures	24,743	—	26,342	—	26,342
Accrued interest payable	1,741	11	1,730	—	1,741

8. BORROWINGS

Federal Home Loan Bank (“FHLB”) Advances

On February 23, 2026, the Company restructured five existing FHLB advances with a total principal balance of $60.3 million and a weighted average rate of 4.27%. These advances were replaced with two new putable fixed-rate advances with the FHLB totaling $60.3 million at a weighted average rate of 3.47%. $13.5 million and $46.8 million maturing on February 23, 2029 and February 24, 2031, respectively, are structured with an embedded option allowing the FHLB to terminate the advances at par on specified dates after a one-year and two-year lock-out period, respectively. If the FHLB exercises this option, the Company will need to replace this funding at market rates. A prepayment penalty of $481 thousand was incurred but deferred and is being amortized as a yield adjustment over the life of the new advances.

At September 30, 2026 and December 31, 2025, FHLB term borrowings outstanding were $59.8 million (net of $410 thousand deferred prepayment penalty) and $100.7 million, respectively, all of which were fixed rate.

There were no FHLB overnight borrowings outstanding at September 30, 2026 and December 31, 2025.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by residential and commercial mortgage loans under a blanket lien arrangement at September 30, 2026 and December 31, 2025. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to an additional total of $210.4 million and $8.9 million at September 30, 2026 and December 31, 2025, respectively.

The following tables set forth the contractual maturities in the next five years and weighted average interest rates of the Company’s fixed rate FHLB advances (dollars in thousands):

	Balance at September 30,
	2026
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2029, rate 3.87%	13,315	3.87%
2031, rate 3.38%	46,525	3.38%
Total term advances	59,840	3.49%
Total FHLB advances	$59,840	3.49%

	Balance at December 31,
	2025
		Weighted
Contractual Maturity	Amount	Average Rate
Overnight	$—	—%

2026, rates from 4.29% to 4.98%	40,475	4.50%
2027, rates from 4.13% to 4.74%	40,250	4.32%
2028, rates from 3.99% to 4.58%	20,000	4.18%
Total term advances	100,725	4.36%
Total FHLB advances	$100,725	4.36%

Federal Reserve Borrowings

The Company pledges residential and commercial loans and investments to the Federal Reserve Bank of New York’s Discount Window. Based on this collateral, the Company was eligible to borrow up to $79.7 million and $97.3 million as of September 30, 2026 and December 31, 2025, respectively. The Company did not have any outstanding borrowings against this line as of September 30, 2026 and December 31, 2025.

Correspondent Bank Borrowings

At September 30, 2026, approximately $92.0 million in unsecured lines of credit extended by correspondent banks were available to be utilized for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at September 30, 2026 and December 31, 2025.

9. SUBORDINATED DEBENTURES

In October 2020, the Company completed the private placement of $25.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due on October 15, 2030 (the “2020 Notes”) to certain qualified institutional buyers and accredited investors. The 2020 Notes bore interest, payable semi-annually, at the rate of 5.00% per annum, until October 15, 2025. From and including October 15, 2025 through maturity or earlier redemption, the interest rate applicable to the outstanding principal amount due reset quarterly to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 487.4 basis points payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on January 15, 2026. On April 15, 2026, the Company redeemed in full the $25.0 million in aggregate principal amount of the 2020 Notes for a total redemption price of $25.0 million plus accrued interest of $534 thousand. As a result of this redemption, the Company recorded debt extinguishment charges of $240 thousand in the second quarter of 2026 representing the acceleration and write-off of the remaining unamortized debt issuance costs. The redemption was funded using a portion of the net proceeds from the $35.0 million subordinated notes that the Company issued on March 12, 2026, as discussed below.

On March 12, 2026, the Company completed the private placement of $35 million in aggregate principal amount of fixed-to-floating rate subordinated notes due on March 15, 2036 (the “2026 Notes”) to certain qualified institutional buyers and accredited investors. The 2026 Notes bear interest, payable semi-annually, at the rate of 7.25% per annum, from the issuance date to but excluding March 15, 2031. From and including March 15, 2031 through the maturity date or earlier redemption date, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month SOFR plus 386 basis points. The Company may, at its option, beginning with the interest payment date of March 15, 2031, but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the 2026 Notes, in whole or in part, subject to the receipt of any required regulatory approval. The 2026 Notes are not subject to redemption at the option of the holders of the 2026 Notes. The Company used the net proceeds of the 2026 Notes to redeem the 2020 Notes on April 15, 2026 and for general corporate purposes, including contributing equity capital to the Bank. The portion of the proceeds of the 2026 Notes contributed to the Bank is included as a component of the Bank’s Tier 1 capital for regulatory reporting.

At September 30, 2026 and December 31, 2025, the unamortized issuance costs of the subordinated notes were $734 thousand and $257 thousand, respectively. For the three months ended September 30, 2026 and 2025, $23 thousand and $13 thousand in issuance costs were recorded in interest expense. For the nine months ended September 30, 2026 and 2025, $60 thousand and $40 thousand in issuance costs were recorded in interest expense The subordinated notes are presented net of unamortized issuance costs in the Company’s Consolidated Statements of Financial Condition.

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

The following sets forth information regarding the Company’s derivative financial instruments as of the dates indicated:

	Assets		Liabilities
	Notional		Notional
(in thousands)	Amount	Fair Value (1)	Amount	Fair Value (1)
September 30, 2026
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$25,000	$76	$—	$—
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(27)
Total	$25,000	$76	$50,000	$(27)

December 31, 2025
Cash flow hedges:
Interest rate swaps (Brokered Certificates of Deposit)	$—	$—	$75,000	$(594)
Fair value hedges:
Interest rate swaps (Loans)	—	—	50,000	(459)
Total	$—	$—	$125,000	$(1,053)
(1)	Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps with notional amounts totaling $25.0 million as of September 30, 2026 and $75.0 million as of December 31, 2025, were designated as cash flow hedges of certain brokered certificates of deposit. The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the swaps.

Interest rate swaps with notional amounts totaling $50.0 million matured on September 20, 2026 and were not replaced.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income relating to the cash flow derivative instruments for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Gain (loss) recognized in other comprehensive income, net of tax	$122	$43	$521	$(227)
Loss recognized in interest expense	(116)	(1)	(376)	(3)

Fair Value Hedges of Interest Rate Risk

On November 1, 2023, the Company entered into a three-year interest rate swap with a notional amount totaling $50 million which was designated as a fair value hedge of certain fixed rate residential mortgages. The Company pays a fixed rate of 4.56% and receives a floating rate based on SOFR for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table presents the effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net (loss) gain on hedged items recorded in interest income on loans	$(37)	$12	$(68)	$21
Loss on hedge recorded in interest income on loans	(110)	(28)	(339)	(84)

At September 30, 2026 and December 31, 2025, the following amounts were recorded on the Statement of Financial Condition related to cumulative basis adjustment for fair value hedges.

	September 30,	December 31,
(in thousands)	2026	2025
Loans receivable:
Carrying amount of the hedged assets(1)	$50,000	$50,000
Fair value hedging adjustment included in the carrying amount of the hedged assets	39	539
(1)	This amount includes the amortized cost basis of the closed portfolios of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in the hedging relationships was $259.4 million and $318.6 million, respectively. At September 30, 2026 and December 31, 2025, the cumulative basis adjustments associated with these hedging relationships was $39 thousand and $539 thousand, respectively, and the amounts of the designated hedged items were $50.0 million and $50.0 million, respectively.

Credit-Risk-Related Contingent Features

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. If the termination value of derivatives is a net liability position, the Company is required to post collateral against its obligations under the agreements. However, if the termination value of derivatives is a net asset position, the counterparty is required to post collateral to the Company. At September 30, 2026, the Company received no collateral from its counterparties under the agreements in a net asset position. At December 31, 2025, the Company posted $1.2 million in collateral to its counterparties in a net liability position.

11. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the periods indicated:

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at July 1, 2026	$(508)	$(63)	$(571)
Other comprehensive (loss) income, before reclassification	(1,835)	122	(1,713)
Amount reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive (loss) income	(1,835)	122	(1,713)
Balance at September 30, 2026	$(2,343)	$59	$(2,284)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at July 1, 2025	$(658)	$(569)	$(1,227)
Other comprehensive income, before reclassification	406	43	449
Amount reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	406	43	449
Balance at September 30, 2025	$(252)	$(526)	$(778)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2026	$(218)	$(462)	$(680)
Other comprehensive (loss) income, before reclassification	(2,125)	521	(1,604)
Amount reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive (loss) income	(2,125)	521	(1,604)
Balance at September 30, 2026	$(2,343)	$59	$(2,284)

	Unrealized Gains and	Gains and
	Losses on Available-	Losses on
	for-Sale Debt	Cash Flow
(in thousands)	Securities	Hedges	Total
Balance at January 1, 2025	$(1,035)	$(299)	$(1,334)
Other comprehensive income (loss), before reclassification	783	(227)	556
Amount reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income (loss)	783	(227)	556
Balance at September 30, 2025	$(252)	$(526)	$(778)

There were no significant amounts reclassified out of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025.

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

The CODM is provided with the Company’s consolidated statements of financial condition and income and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income, which can be seen on the consolidated statements of income. These results are used to measure the Company against its competitors. Other significant non-cash items assessed by the CODM are depreciation, amortization and provision for credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment and in establishing compensation. All revenues are derived from banking operations within the United States, and for the three and nine months ended September 30, 2026 and 2025, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

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

Factors that may cause actual results or earnings to differ materially from such forward-looking statements include those set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as updated by the Company’s subsequent filings with the SEC and, among others, the following:

●	Our ability to continue to successfully execute our business strategies;
●	Changes in monetary and fiscal policies of the FRB and the U. S. Government, particularly related to changes in interest rates, money supply and inflation, may affect interest margins and the fair value of financial instruments;
●	Changes in general economic conditions, either nationally or in our market areas, including due to increased market volatility related to government policy or the impact of tariffs or trade policy, that are different than expected and the impact of changing political conditions or federal government shutdowns;
●	The ability to enhance revenue through increased market penetration, expanded lending capacity and product offerings;
●	Occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, or outbreaks of hostilities, such as between Russia and Ukraine and in the Middle East, or the effects of climate change, and the ability of the Company to deal effectively with disruptions caused by the foregoing;
●	Legislative, regulatory or policy changes, including those relating, but not limited, to banking, securities, rent regulation and housing, financial accounting and reporting, environmental protection and insurance matters and the impact of such changes, as well as our ability to comply with such changes in a timely manner;
●	Downturns in demand for loan, deposit and other financial services in the Company’s market area and the adequacy of the allowance for credit losses;
●	Increased competition from other banks and non-bank providers of financial services;
●	Technological changes and increased technology-related costs;
●	Our ability to attract and retain qualified personnel;
●	A breach of our information systems security, including the occurrence of a cyber incident or a deficiency in cyber security; and

●	Changes in accounting principles, or the application of generally accepted accounting principles.

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

Kevin O’Connor was named to the position of President of the Company and the Bank effective July 27, 2026. Mr. O’Connor brings more than 35 years of banking experience to Hanover Bank, having most recently served as Long Island Market President at Valley Bank.

The Company was added to the Russell 2000 Index in late June 2025. The Russell 2000 Index tracks 2,000 small-cap U.S.-traded stocks by objective, market-capitalization rankings, and style attributes. The Russell Indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies.

The Bank operates as a locally headquartered, community-oriented bank serving customers throughout the New York metro area from offices in Nassau, Suffolk, Queens, Kings (Brooklyn) and New York (Manhattan) Counties, New York, and Freehold, Monmouth County, New Jersey. We opened the Bank’s Hauppauge Business Banking Center in Hauppauge, Suffolk County, New York in May 2023. This location is the nexus of our expanded commercial lending and deposit activities that are integral to the ongoing diversification of our balance sheet as we fill the void left by the diminishing number of commercial banks in the NYC Metro area. In June 2025, we opened a full-service branch in Port Jefferson, Suffolk County, New York to serve the thriving Suffolk County area. These new de novo branches in Hauppauge and Port Jefferson continue to demonstrate robust growth. As of September 30, 2026, the Hauppauge branch achieved $149.1 million in deposits with a 1.64% cost of funds, while the Port Jefferson location reached $52.1 million in deposits with a 1.85% cost of funds. Building on this momentum, our newest de novo full-service branch in downtown Riverhead, New York officially opened on September 30, 2026. This strategic expansion enables us to better serve the East End of Long Island with our complete suite of financial and banking services. We offer personal and business loans on a secured and unsecured basis, SBA and USDA guaranteed loans, revolving lines of credit, commercial mortgage loans, and one- to four-family non-qualified mortgages secured by primary and secondary residences that may be owner occupied or investment properties, home equity loans, bridge loans and other personal purpose loans.

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

The Bank remains focused on expanding its core verticals and continues to originate loans for its portfolio and for sale in the secondary market under its residential flow origination program. During the quarters ended September 30, 2026 and 2025, the Company sold $18.7 million and $21.4 million, respectively, of residential loans under its flow origination program and recorded gains on sale of loans held-for-sale of $0.5 million and $0.5 million, respectively.

During the quarters ended September 30, 2026 and 2025, the Company sold approximately $1.3 million and $11.4 million, respectively, of government guaranteed SBA loans and recorded gains on sale of loans held-for-sale of $0.1 million and $0.9 million, respectively. SBA loan originations and gains on sale continue to be lower due to a less favorable economic outlook for many business owners along with the Bank’s ongoing prudent decision to tighten credit. Together, these factors contributed to lower SBA loan volume, approval levels, and related gain-on-sale income.

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

Financial Performance Summary

As of or for the three and nine months ended September 30, 2026 and 2025

(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue (1)	$19,280	$18,008	$57,953	$54,725
Non-interest expense	12,395	12,013	41,649	40,625
Provision for credit losses	1,100	1,325	2,130	4,282
Net income	4,349	3,491	10,287	7,455
Net income per share - diluted	0.60	0.47	1.40	1.00
Return on average assets	0.75%	0.61%	0.60%	0.44%
Return on average stockholders' equity (2)	8.44%	6.90%	6.75%	5.00%
Tier 1 leverage ratio	9.43%	9.15%	9.43%	9.15%
Common equity tier 1 risk-based capital ratio	12.85%	13.13%	12.85%	13.13%
Tier 1 risk-based capital ratio	12.85%	13.13%	12.85%	13.13%
Total risk-based capital ratio	14.07%	14.38%	14.07%	14.38%
Total stockholders' equity/total assets (3)	8.31%	8.66%	8.31%	8.66%
Tangible common equity ratio (non-GAAP) (2)	7.58%	7.89%	7.58%	7.89%
Efficiency ratio (4)	64.29%	66.71%	71.87%	74.23%
(1)	Represents net interest income plus total non-interest income.
(2)	Includes common stock and Series A preferred stock.
(3)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

At September 30, 2026 the Company, on a consolidated basis, had total assets of $2.4 billion, total deposits of $2.1 billion and total stockholders’ equity of $202.9 million. The Company recorded net income of $4.3 million, or $0.60 per diluted share (including Series A preferred shares) for the three months ended September 30, 2026 compared to net income of $3.5 million, or $0.47 per diluted share (including Series A preferred shares), for the same period in 2025.

During the quarter ended September 30, 2026, net interest income increased $1.8 million and provision for credit losses decreased $0.2 million, compared to the September 30, 2025 quarter. These were partially offset by a decrease of $0.5 million in non-interest income, particularly a decrease in gain on sale of loans held for sale of $0.9 million, a $0.4 million increase in non-interest expense and a $0.3 million increase in income tax expense, resulting in a $0.9 million increase in net income between these periods.

The Company’s return on average assets and return on average stockholders’ equity were 0.75% and 8.44%, respectively, for the three months ended September 30, 2026, versus 0.61% and 6.90%, respectively, for the comparable 2025 quarter.

Total non-accrual loans at September 30, 2026 were $29.1 million, or 1.40% of total loans, compared to $21.6 million, or 1.08% of total loans at December 31, 2025 and $17.2 million, or 0.86% of total loans, at September 30, 2025. The allowance for credit losses as a percentage of total non-accrual loans amounted to 68%, 87% and 130% at September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

The Company’s efficiency ratio was 64.29% for the three months ended September 30, 2026, versus 66.71% in the September 30, 2025 quarter.

Critical Accounting Policies, Judgments and Estimates - To prepare financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Critical accounting estimates are accounting estimates where (a) the nature of the estimate is material due to levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (b) the impact of the estimate on financial condition or operating performance is material. At September 30, 2026, there have been no material changes to the Company’s critical accounting policies as compared to the critical accounting policies disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2025.

Financial Condition – Total assets of the Company were $2.4 billion at September 30, 2026 and December 31, 2025. Total securities available for sale at September 30, 2026 were $138.2 million, an increase of $38.7 million from December 31, 2025, primarily driven by growth in U.S. GSE residential mortgage-backed securities, collateralized loan obligations and corporate bonds, offset by decreases in U.S. Treasury securities and collateralized mortgage obligations. Total loans were $2.1 billion at September 30, 2026 and $2.0 billion at December 31, 2025. Total deposits were $2.1 billion at September 30, 2026 and $2.0 billion at December 31, 2025. Total borrowings and subordinated debt at September 30, 2026 were $94.1 million, including $59.8 million (net of $410 thousand deferred prepayment penalty) of outstanding FHLB advances, compared to $125.5 million at December 31, 2025.

At September 30, 2026, the residential loan portfolio amounted to $806.5 million, or 38.7% of total loans. Commercial real estate loans, including multifamily loans and construction and land development loans, totaled $1.1 billion or 53.5% of total loans at September 30, 2026. Commercial and industrial loans totaled $161.9 million or 7.8% of total loans at September 30, 2026.

Total deposits were $2.1 billion at September 30, 2026 and $2.0 billion at December 31, 2025. Our loan to deposit ratio was 99% at September 30, 2026 and at December 31, 2025. Core deposit balances, which consist of demand, NOW, savings and money market deposits, represented 75.9% and 74.9% of total deposits at September 30, 2026 and December 31, 2025, respectively. At those dates, demand deposit balances represented 12.1% and 12.2% of total deposits. The Company’s municipal deposit program is built on long-standing relationships developed in the local marketplace. We believe that this core deposit business will continue to provide a stable source of funding for the Company’s lending products at costs lower than both consumer deposits and market-based borrowings. The Company continues to emphasize its municipal deposit program. At September 30, 2026, total municipal deposits were $558.1 million, representing 26.4% of total deposits, compared to $700.7 million, or 34.5% of total deposits at December 31, 2025. The weighted average rate on the municipal deposit portfolio was 3.11% at September 30, 2026 and 3.01% at December 31, 2025. The aggregate amount of the Company’s outstanding uninsured deposits was $280.4 million or 13.3% of total deposits as of September 30, 2026 and $304.8 million or 15.0% of total deposits as of December 31, 2025.

Borrowings at September 30, 2026 and December 31, 2025 were $59.8 million (net of $410 thousand deferred prepayment penalty) and $100.7 million, respectively, comprised of outstanding FHLB advances. The Company had no borrowings outstanding under lines of credit with correspondent banks at September 30, 2026 and December 31, 2025.

Commercial Real Estate Statistics

The Company continues to actively manage its Multifamily and Commercial Real Estate portfolios which resulted in a reduction in the commercial real estate concentration ratio to 358% of capital at September 30, 2026 from 362% of capital at December 31, 2025.

Multifamily and CRE Investor-owned real estate are predominantly subject to fixed interest rates for an initial period of 5 years. The Bank’s exposure to Land/Construction loans as of September 30, 2026 is not significant at $10.7 million, all of which are at floating interest rates. As shown below, as of September 30, 2026, 12% of the loan balances in these combined portfolios will either have a scheduled rate reset or mature in 2026, with another 51% with scheduled rate resets or maturing in 2027.

Multifamily Market Rent Portfolio Fixed Rate Reset/Maturity Schedule					Multifamily Stabilized Rent Portfolio Fixed Rate Reset/Maturity Schedule
Calendar Period (Loan Data as of 9/30/2026)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate	Calendar Period (Loan Data as of 9/30/2026)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate

2026	16	$52,999	$3,312	3.59%	2026	10	$24,390	$2,439	3.97%
2027	70	182,428	2,606	4.40%	2027	52	126,803	2,439	4.32%
2028	15	20,398	1,360	6.13%	2028	10	8,272	827	6.84%
2029	7	11,081	1,583	6.58%	2029	4	4,212	1,053	6.38%
2030	8	20,023	2,503	6.19%	2030	7	13,398	1,914	6.32%
2031+	28	92,369	3,299	6.48%	2031+	8	15,229	1,904	7.05%
Fixed Rate	144	379,298	2,634	5.04%	Fixed Rate	91	192,304	2,113	4.78%
Floating Rate	2	1,333	667	8.34%	Floating Rate	1	456	456	9.00%
Total	146	$380,631	$2,607	5.06%	Total	92	$192,760	$2,095	4.80%

CRE Investor Portfolio Fixed Rate Reset/Maturity Schedule
Calendar Period (Loan Data as of 9/30/2026)	# Loans	Total O/S ($000's omitted)	Avg O/S ($000's omitted)	Avg Interest Rate

2026	11	$27,620	$2,511	6.46%
2027	81	125,336	1,547	4.75%
2028	27	28,417	1,052	6.66%
2029	7	23,587	3,370	6.53%
2030	14	13,229	945	6.98%
2031+	32	49,344	1,542	6.78%
Fixed Rate	172	267,533	1,555	5.77%
Floating Rate	7	5,397	771	8.18%
Total CRE-Inv.	179	$272,930	$1,525	5.82%

Stabilized Multifamily Pro Forma Stress Results

The table below reflects a pro forma stressed evaluation of the Bank’s Multifamily stabilized loan portfolio as of September 30, 2026, using the primary assumption for a revised Debt Service Coverage Ratio (“DSCR”) calculation, for all loans where the current interest rate is below 6.75%. The current balance for these loans is recast at 6.75% with a 30-year amortization. The chart below reflects the impact of these adjustments on the portfolio. The projected loan to value (“LTV”) assumption resets all loans using a 6.25% cap rate and the last reported property net operating income (“NOI”) to determine an implied property valuation and based on the current loan balance, the resultant LTV.

Multifamily Stabilized Rent Portfolio (Loan Data as of 9/30/2026)
DSCR Range	# Loans	Total O/S ($000's omitted)	% of Total MF Portfolio	Current Weighted Average LTV	Projected Weighted Average LTV

< 1.0	8	$21,739	4%	62%	98%
1.0 < x <1.2	18	57,734	10%	63%	73%
1.2 < x <1.3	16	36,518	6%	64%	66%
1.3 < x <1.5	21	44,929	8%	58%	59%
1.5 < x <2.0	19	26,055	5%	61%	52%
x > 2.0	10	5,785	1%	39%	29%
Total	92	$192,760	34%	61%	67%

As reflected above, as of September 30, 2026, only 8 loans totaling $22 million in the multifamily rent stabilized portfolio would have a pro forma DSCR less than 1x, which represents 4% of the total multifamily portfolio. The remainder of this portfolio, totaling $171 million and representing 30% of the entire multifamily portfolio, would possess pro forma DSCR’s greater than 1x while maintaining a projected weighted average LTV well within our policy guidelines. Additionally, as of September 30, 2026, 72% of the rent stabilized loans and 74% of the entire multifamily portfolio are further enhanced with personal guarantees from the principals of the borrowers. Based on the maturities and rate resets in the previous 12 months, we believe the overall demand for multifamily housing in our market will allow our borrowers to address any adverse impact proactively. The Bank continues to successfully manage multifamily loans with scheduled rate repricing or maturities. Matured loans that qualified for renewal have been retained while others have paid off in full through refinances. The majority of the rate resetting loans remain as performing loans at the new higher interest rate.

Rental Breakdown of the Multifamily Portfolio

The table below segments our portfolio of loans secured by Multifamily properties based on rental terms and location as of September 30, 2026. As shown below, 66% of the combined portfolio is secured by properties subject to free market rental terms, which is the dominant tenant type. Both the Market Rent and Stabilized Rent segments of our portfolio present very similar average borrower profiles. The portfolio is primarily located in the New York City boroughs of Brooklyn, the Bronx and Queens.

Multifamily Loan Portfolio - Loans by Rent Type (Loan Data as of 9/30/2026)
Rent Type	# Notes	Outstanding Loan Balance	% of Total Multi-Family	Avg Loan Size	LTV	Current DSCR	Avg # of Units
		($000's omitted)		($000's omitted)

Market	146	$380,631	66%	$2,607	60.8%	1.38	11
Location
Manhattan	7	$24,263	4%	$3,466	62.5%	1.33	13
Other NYC	97	$274,357	48%	$2,828	60.3%	1.35	9
Outside NYC	42	$82,011	14%	$1,953	62.2%	1.50	14

Stabilized	92	$192,760	34%	$2,095	60.8%	1.43	12
Location
Manhattan	7	$10,022	2%	$1,432	49.6%	1.64	19
Other NYC	74	$165,978	29%	$2,243	61.4%	1.40	11
Outside NYC	11	$16,760	3%	$1,524	61.6%	1.62	14

Office Property Exposure

The Bank’s exposure to the Office market is not significant. Loans secured by office space accounted for 2% of the total loan portfolio at September 30, 2026, with a total balance of $41.2 million, of which less than 1% is located in Manhattan. The pool has a 2.94x weighted average DSCR and a 55% weighted average LTV as of September 30, 2026.

Liquidity and Capital Resources – Liquidity management is defined as the ability of the Company and the Bank to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments, such as fed funds sold, the marketability of securities available for sale and interest-bearing deposits due from the Federal Reserve Bank of New York, FHLB and correspondent banks, which totaled $280.8 million and $308.5 million at September 30, 2026 and December 31, 2025, respectively. These liquid assets may include assets that have been pledged primarily against municipal deposits or borrowings. Liquidity is also provided by the maintenance of a base of core deposits, cash and non-interest-bearing deposits due from banks, the ability to sell or pledge marketable assets and access to lines of credit. At September 30, 2026, undrawn liquidity sources, which include cash and unencumbered securities and secured and unsecured funding capacity, totaled $830.4 million or approximately 296% of uninsured deposit balances.

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

The Company’s primary sources of funds are cash provided by deposits, which may include brokered and listing service deposits, borrowings, proceeds from maturities and sales of securities and cash provided by operating activities. At September 30, 2026, total deposits were $2.1 billion, of which $487.1 million were time deposits scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits with comparable deposit products. Insured and collateralized deposits, which include municipal deposits, accounted for approximately 87% of total deposits at September 30, 2026. At September 30, 2026 and December 31, 2025, the Company had $59.8 million (net of $410 thousand deferred prepayment penalty) and $100.7 million, respectively, in borrowings outstanding.

The Liquidity and Wholesale Funding Policy of the Bank establishes specific policies and operating procedures governing liquidity levels to assist management in developing plans to address future and current liquidity needs. Management monitors the rates and cash flows from loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. Daily, management receives a current cash position update to ensure that all obligations are satisfied. On a weekly basis, appropriate senior management receives a current liquidity position report, and a ninety day forecasted cash flow to ensure that all short-term obligations will be met and there is sufficient liquidity available. At September 30, 2026, the Bank had a total borrowing capacity of $817.2 million at the Federal Home Loan Bank of New York, of which $546.3 million was used to collateralize municipal deposits, $60.3 million was utilized for term advances and $0.2 million was used for MPF-CMA Credit enhancements. At September 30, 2026, the Bank had a $79.7 million collateralized line of credit from the Federal Reserve Bank of New York’s discount window with no outstanding borrowings. At September 30, 2026, the Bank had access to approximately $92 million in unsecured lines of credit extended by correspondent banks, if needed, for short-term funding purposes. No borrowings were outstanding under lines of credit with correspondent banks at September 30, 2026.

Our sources of wholesale funding include brokered deposits, listing service certificates of deposit and insured cash sweep (“ICS”) reciprocal deposits in excess of 20% of total liabilities, which balances totaled approximately $75.0 million, $0.3 million and $0, or 3.6%, 0.0% and 0.0% of total deposits, respectively, at September 30, 2026. We utilized brokered certificates of deposit and listing service certificates of deposit as alternatives to other forms of wholesale funding, including borrowings, when interest rates and market conditions favor the use of such deposits. For a portion of our brokered certificates of deposit, we utilized interest rate swap contracts to effectively extend their duration and to fix their cost.

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over the short and long terms. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. Total stockholders’ equity was $202.9 million at September 30, 2026 and $200.3 million at December 31, 2025. Retained earnings increased by $8.1 million due primarily to net income of $10.3 million for the nine months ended September 30, 2026, which was offset by $2.2 million of dividends declared. The accumulated other comprehensive loss at September 30, 2026 was 1.13% of total equity and was comprised of a $2.3 million after tax net unrealized loss on the investment portfolio that was partially offset by a $0.1 million after tax net unrealized gain on derivatives.

The Bank is subject to regulatory capital requirements. The Bank’s tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios were 9.43%, 12.85%, 12.85% and 14.07%, respectively, at September 30, 2026, exceeding all regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. Moreover, capital rules also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above the minimum capital requirements. At September 30, 2026, the Bank’s capital buffer was in excess of requirements.

In October 2023, the Company announced that the Board of Directors approved a stock repurchase program. Under the repurchase program, the Company may repurchase up to 366,050 shares of its common stock, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in the open market as conditions allow, or in privately negotiated transactions, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. During the nine months ended September 30, 2026, the Company repurchased 192,718 shares of its common stock at an aggregate cost of $4.8 million. The authorized dollar limit for the program was up to $6.6 million. The Company exhausted the program dollar limit on August 31, 2026. See “Part II – Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds” for additional information about repurchases of common stock.

In August 2026, the Company announced the adoption of a new stock repurchase program, which will expire on August 17, 2027. Under this program, the Company may repurchase up to 370,000 shares of its common stock or up to $10.0 million. The stock repurchase program may be suspended, terminated, or modified at any time for any reason. There were no repurchases of common stock under this program for the quarter ended September 30, 2026.

The Company’s total stockholders’ equity to total assets ratio and tangible common equity to tangible assets ratio (“TCE ratio”) were 8.31% and 7.58%, respectively, at September 30, 2026, versus 8.40% and 7.65%, respectively, at December 31, 2025. The TCE ratio is a non-GAAP ratio. The ratio of total stockholders’ equity to total assets is the most comparable U.S. GAAP measure to this non-GAAP ratio. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by U.S. GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with U.S. GAAP. Set forth below are the reconciliations of tangible common equity to U.S. GAAP total stockholders’ equity and tangible assets to U.S. GAAP total assets at September 30, 2026 (in thousands). (See also Non-GAAP Disclosure contained herein.)

				Ratios
Total stockholders' equity (3)	$202,915	Total assets	$2,441,817	8.31%	(1)
Less: goodwill	(19,168)	Less: goodwill	(19,168)
Less: core deposit intangible	(160)	Less: core deposit intangible	(160)
Tangible common equity (3)	$183,587	Tangible assets	$2,422,489	7.58%	(2)
(1)	The ratio of total stockholders’ equity to total assets is the most comparable GAAP measure to the non-GAAP tangible common equity ratio presented herein.
(2)	TCE ratio
(3)	Includes common stock and Series A preferred stock.

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

The Company’s Board of Directors approved the declaration of a $0.10 per share cash dividend on both common shares and Series A preferred shares payable on November 18, 2026 to stockholders of record on November 11, 2026.

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

Commitments to extend credit are agreements to lend to customers provided there are no violations of material conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2026 and December 31, 2025, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $170.0 million and $160.9 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2026 and December 31, 2025, letters of credit outstanding were approximately $1.0 million and $0.8 million, respectively.

Results of Operations – Comparison of the Three Months Ended September 30, 2026 and 2025 – The Company recorded net income of $4.3 million during the three months ended September 30, 2026, versus net income of $3.5 million in the 2025 comparable quarter. During the quarter ended September 30, 2026, net interest income increased $1.8 million and provision for credit losses decreased $0.2 million, compared to the September 30, 2025 quarter. These were partially offset by a decrease of $0.5 million in non-interest income, particularly a decrease in gain on sale of loans held for sale of $0.9 million due to a lower volume of SBA loan sales, a $0.4 million increase in non-interest expense, and a $0.3 million increase income tax expense.

Net Interest Income and Margin

The $1.8 million increase in net interest income for the three months ended September 30, 2026, versus the comparable 2025 quarter was due to improvement in the Company’s net interest margin to 3.02% in the 2026 quarter from 2.74% in the comparable 2025 quarter. The cost of interest-bearing liabilities decreased to 3.50% in the 2026 quarter from 3.89% in the comparable 2025 quarter, a decrease of 39 basis points. This decrease was partially offset by a 5 basis point decrease in the yield on interest earning assets to 5.89% in the 2026 quarter from 5.94% in the third quarter of 2025. Net interest income on a linked quarter basis increased by $0.3 million or 1.52%.

The following table, “Net Interest Income Analysis”, presents for the three months ended September 30, 2026 and 2025, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

NET INTEREST INCOME ANALYSIS

For the Three Months Ended September 30, 2026 and 2025

(dollars in thousands)

	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(1)	Balance	Interest	Yield/Cost(1)
Assets:
Interest-earning assets
Loans(2)	$2,039,760	$30,683	5.97%	$1,978,375	$29,951	6.01%
Investment securities	133,891	1,907	5.65%	99,816	1,604	6.38%
Interest-earning cash	56,123	526	3.72%	117,314	1,311	4.43%
FHLB stock and other investments	5,924	85	5.69%	7,821	128	6.49%
Total interest-earning assets	2,235,698	33,201	5.89%	2,203,326	32,994	5.94%
Non interest-earning assets:
Cash and due from banks	11,509			10,083
Other assets	62,428			53,860
Total assets	$2,309,635			$2,267,269

Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$1,264,508	$10,381	3.26%	$1,186,968	$11,207	3.75%
Time deposits	466,367	4,502	3.83%	493,724	5,097	4.10%
Total interest-bearing deposits	1,730,875	14,883	3.41%	1,680,692	16,304	3.85%
Borrowings	70,636	636	3.57%	106,866	1,141	4.24%
Subordinated debentures	34,241	656	7.60%	24,720	326	5.23%
Total interest-bearing liabilities	1,835,752	16,175	3.50%	1,812,278	17,771	3.89%
Demand deposits	240,687			223,570
Other liabilities	28,647			30,622
Total liabilities	2,105,086			2,066,470
Stockholders' equity	204,549			200,799
Total liabilities and stockholders' equity	$2,309,635			$2,267,269
Net interest rate spread(3)			2.39%			2.05%
Net interest income/margin(4)		$17,026	3.02%		$15,223	2.74%
(1)	Annualized.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Provision and Allowance for Credit losses on Loans

The Company recorded a provision for credit losses of $1.1 million for the three months ended September 30, 2026, versus $1.3 million (net of a $50 thousand credit to provision for credit losses on unfunded commitments) in the quarter ended September 30, 2025. Net charge-offs of $322 thousand were incurred during the quarter ended September 30, 2026. The September 30, 2026 allowance for credit losses was $19.9 million versus $18.7 million at December 31, 2025. The allowance for credit losses as a percentage of total loans was 0.96% at September 30, 2026 and 0.93% at December 31, 2025. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Reserve for Unfunded Commitments

The Company maintains a reserve, recorded in other liabilities, associated with unfunded loan commitments accepted by borrowers. The amount of the reserve was $0.7 million at September 30, 2026 and $0.6 million at December 31, 2025. This reserve is determined based upon the outstanding volume of loan commitments at the end of each period. Any increases or reductions in this reserve are recognized in the provision for credit losses.

Non-interest Income

Non-interest income decreased by $0.5 million for the three months ended September 30, 2026 versus the comparable 2025 quarter. The decrease in non-interest income is primarily related to the decrease in the net gain on sale of loans held for sale of $0.9 million due to a lower volume of SBA loan sales, which was partially offset by increases in BOLI income and other income.

Non-Interest Income

For the three and nine months ended September 30, 2026 and 2025

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Loan servicing and fee income	$960	$1,057	$3,166	$3,221
Service charges on deposit accounts	146	237	515	516
Net gain on sale of loans held for sale	550	1,451	3,370	6,101
BOLI income	157	—	157	—
Other income	441	40	586	240
Total non-interest income	$2,254	$2,785	$7,794	$10,078

Non-interest Expense

Total non-interest expense increased by $0.4 million for the three months ended September 30, 2026 versus the comparable 2025 quarter due to a $0.1 million increase in salaries and employee benefits, a $0.1 million increase in occupancy and equipment and a $0.2 million increase in data processing.

Non-Interest Expense

For the three and nine months ended September 30, 2026 and 2025

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Salaries and employee benefits	$6,919	$6,774	$24,414	$21,009
Conversion expenses	—	—	—	3,180
Occupancy and equipment	2,075	1,960	6,155	5,706
Data processing	481	313	1,334	1,414
Professional fees	687	732	2,490	2,397
Federal deposit insurance premiums	324	334	1,050	1,036
Other expenses	1,909	1,900	6,206	5,883
Total non-interest expense	$12,395	$12,013	$41,649	$40,625

The Company recorded income tax expense of $1.4 million for the three months ended September 30, 2026, versus income tax expense of $1.2 million in the comparable 2025 quarter.

Results of Operations – Comparison of the Nine Months Ended September 30, 2026 and 2025 – The Company recorded net income of $10.3 million during the nine months ended September 30, 2026, versus net income of $7.5 million in the comparable 2025 nine month period. The $2.8 million increase in earnings for the nine months ended September 30, 2026, versus the comparable 2025 period resulted from a $5.5 million increase in net interest income and a $2.2 million decrease in provision for credit losses. This was partially offset by a $2.3 million decrease in non-interest income, primarily the decrease in the net gain on sale of loans held for sale due to a lower volume of SBA loan sales, a $1.0 million increase in non-interest expense, and a $1.5 million increase in income tax expense.

Net Interest Income and Margin

The $5.5 million increase in net interest income for the nine months ended September 30, 2026, versus the comparable 2025 period was due to the improvement of the Company’s net interest margin to 3.03% in the 2026 nine month period from 2.73% in the comparable 2025 period. The cost of interest-bearing liabilities decreased to 3.49% in the 2026 nine month period from 3.95% in the comparable 2025 period, a decrease of 46 basis points. This decrease was partially offset by a 9 basis point decrease in the yield on interest earning assets to 5.89% in the 2026 period from 5.98% in the comparable 2025 period.

The following table, “Net Interest Income Analysis”, presents for the nine months ended September 30, 2026 and 2025, the Company’s average assets, liabilities and stockholders’ equity. The Company’s net interest income, net interest spread and net interest margin are also reflected.

NET INTEREST INCOME ANALYSIS

For the Nine months Ended September 30, 2026 and 2025

(dollars in thousands)

	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(1)	Balance	Interest	Yield/Cost(1)
Assets:
Interest-earning assets
Loans(2)	$2,012,379	$90,089	5.99%	$1,982,194	$89,720	6.05%
Investment securities	118,264	4,928	5.57%	95,086	4,223	5.94%
Interest-earning cash	78,518	2,184	3.72%	104,452	3,488	4.46%
FHLB stock and other investments	6,691	358	7.15%	7,957	449	7.54%
Total interest-earning assets	2,215,852	97,559	5.89%	2,189,689	97,880	5.98%
Non interest-earning assets:
Cash and due from banks	11,225			9,603
Other assets	56,069			51,254
Total assets	$2,283,146			$2,250,546
Liabilities and stockholders' equity:
Interest-bearing liabilities
Savings, NOW and money market deposits	$1,220,782	$29,062	3.18%	$1,176,852	$33,311	3.78%
Time deposits	475,619	13,807	3.88%	490,607	15,475	4.22%
Total interest-bearing deposits	1,696,401	42,869	3.38%	1,667,459	48,786	3.91%
Borrowings	86,007	2,444	3.80%	111,280	3,469	4.17%
Subordinated debentures	34,937	2,087	7.99%	24,707	978	5.29%
Total interest-bearing liabilities	1,817,345	47,400	3.49%	1,803,446	53,233	3.95%
Demand deposits	233,548			220,032
Other liabilities	28,572			27,677
Total liabilities	2,079,465			2,051,155
Stockholders' equity	203,681			199,391
Total liabilities and stockholders' equity	$2,283,146			$2,250,546
Net interest rate spread(3)			2.40%			2.03%
Net interest income/margin(4)		$50,159	3.03%		$44,647	2.73%
(1)	Annualized.
(2)	Includes non-accrual loans.
(3)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Provision for Credit Losses on Loans

The Company recorded a provision for credit losses of $2.1 million (including a $30 thousand provision for credit losses on unfunded commitments) for the nine months ended September 30, 2026, versus $4.3 million (including a $137 thousand provision for credit losses on unfunded commitments) recorded for the comparable period in 2025. (See also Critical Accounting Policies, Judgments and Estimates and Asset Quality contained herein.)

Non-interest Income

Non-interest income decreased by $2.3 million for the nine months ended September 30, 2026 versus the comparable 2025 period. This decrease was driven by a $2.7 million decrease in net gain on sale of loans held for sale due to a lower volume of SBA loan sales, and a $0.1 million decrease in loan servicing and fee income, which were partially offset by a total $0.5 million increase in BOLI income and other income.

Non-interest Expense

Total non-interest expense increased by $1.0 million for the nine months ended September 30, 2026 versus the comparable 2025 period. The increase in non-interest expense was primarily related to increases of $3.4 million in salaries and employee benefits, $0.4 million in occupancy and equipment and $0.3 million in other expenses, which included $240 thousand of debt extinguishment charges. Salaries and employee benefits for the nine months ended September 30, 2026 includes a severance benefit of approximately $2.2 million to the former President of the Company and the Bank whose last day of employment was March 31, 2026. Non-interest expense for the nine months ended September 30, 2025 includes a $3.2 million core system conversion expenses.

The Company recorded income tax expense of $3.9 million for the nine months ended September 30, 2026, versus income tax expense of $2.4 million in the comparable 2025 period. Income tax expense increased during 2026 due to a higher impact from non-deductible compensation costs subject to the limitations of Section 162(m) of the Internal Revenue Code. In addition, the prior year period benefited from excess tax benefits associated with the exercise of non-qualified stock options, which did not recur at the same level in the current period.

Asset Quality - Total non-accrual loans at September 30, 2026 were $29.1 million, or 1.40% of total loans, compared to $21.6 million, or 1.08% of total loans at December 31, 2025. The allowance for credit losses as a percentage of total non-accrual loans amounted to 68%, 87% and 130% at September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

Total loans having credit risk ratings of Special Mention and Substandard were $59.6 million at September 30, 2026, versus $56.1 million at December 31, 2025. The Company’s Special Mention and Substandard loans were comprised of residential real estate, multifamily, commercial real estate loans, commercial and industrial loans (including SBA facilities) and construction and land development loans at September 30, 2026. The Company had no loans with a credit risk rating of Doubtful for the periods presented. All loans not having credit risk ratings of Special Mention, Substandard or Doubtful are considered pass loans.

At September 30, 2026, the Company’s allowance for credit losses amounted to $19.9 million or 0.96% of period-end total loans outstanding. The allowance as a percentage of loans outstanding was 0.93% at December 31, 2025 and 1.12% at September 30, 2025. Net loan charge-offs of $322 thousand were recorded during the three months ended September 30, 2026. The Company recorded net loan charge-offs of $592 thousand for the three months ended September 30, 2025.

The Company recorded a provision for credit losses of $1.1 million for the three months ended September 30, 2026, versus $1.3 million (net of a $50 thousand credit to provision for credit losses on unfunded commitments) for the September 30, 2025 quarter. Additional information regarding the ACL and the associated provisions recognized during the quarters ended September 30, 2026 and 2025 is presented in Note 4 to the unaudited consolidated financial statements. (See also Critical Accounting Policies, Judgments and Estimates contained herein).

ASSET QUALITY

September 30, 2026 versus December 31, 2025 and September 30, 2025

(dollars in thousands)

	As of or for the three months ended
	9/30/2026	12/31/2025	9/30/2025
Non-accrual loans	$29,108	$21,604	$17,169
Non-accrual loans held for sale	—	—	—
Loans greater than 90 days past due and accruing	—	—	3,307
Other real estate owned	650	650	—
Total non-performing assets (1)	$29,758	$22,254	$20,476

Loans held for sale	$3,615	$6,407	$8,852
Loans held for investment	2,084,650	2,000,749	1,988,683

Allowance for credit losses:
Beginning balance	$19,139	$22,354	$21,571
Provision	1,100	5,925	1,375
Charge-offs	(335)	(9,590)	(594)
Recoveries	13	5	2
Ending balance	$19,917	$18,694	$22,354

Allowance for credit losses as a % of total loans (2)	0.96%	0.93%	1.12%

Allowance for credit losses as a % of non-accrual loans (2)	68%	87%	130%

Non-accrual loans as a % of total loans (2)	1.40%	1.08%	0.86%

Non-performing assets as a % of total loans, loans held for sale and other real estate owned	1.42%	1.11%	1.03%

Non-performing assets as a % of total assets	1.22%	0.93%	0.88%

Non-performing assets to total loans held for sale and investment	1.43%	1.11%	1.03%
(1)	Non-performing assets defined as non-accrual loans, non-accrual loans held for sale, loans greater than 90 days past due and accruing and other real estate owned.
(2)	Excludes loans held for sale.

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

The following presents the Company’s economic value of equity (“EVE”) and net interest income (“NII”) sensitivities at September 30, 2026 (dollars in thousands). The results are within the Company’s policy limits.

At September 30, 2026
Interest Rates	Estimated	Estimated Change in EVE		Interest Rates	Estimated	Estimated Change in NII(1)

(basis points)	EVE	Amount	%	(basis points)	NII(1)	Amount	%
+300	$215,530	$(42,812)	(16.6)	+300	$75,979	$(7,603)	(9.1)
+200	228,924	(29,418)	(11.4)	+200	78,872	(4,710)	(5.6)
+100	244,314	(14,028)	(5.4)	+100	81,470	(2,112)	(2.5)
0	258,342			0	83,582
-100	270,745	12,403	4.8	-100	85,956	2,374	2.8
-200	290,544	32,202	12.5	-200	88,590	5,008	6.0
(1)	Assumes a 12 month time horizon.

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock for the quarter ended September 30, 2026:

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced	under the
Period	purchased	per share	programs	program (1) (2)
July 1 through 31, 2026	5,000	$26.39	5,000	166,729
August 1 through 31, 2026	75,372	26.98	75,372	370,000
September 1 through 30, 2026	—	—	—	370,000
Total for Quarter ended September 30, 2026	80,372	$26.94	80,372	370,000
(1)	In October 2023, the Company announced the adoption of a stock repurchase program of up to 366,050 shares of its common stock. The authorized dollar limit for the program was up to $6.6 million. The Company exhausted the program dollar limit on August 31, 2026.
(2)	In August 2026, the Company announced the adoption of a new stock repurchase program, which will expire on August 17, 2027. Under this program, the Company may repurchase up to 370,000 shares of its common stock or up to $10.0 million. The stock repurchase program may be suspended, terminated, or modified at any time for any reason. There were no repurchases of common stock under this program for the quarter ended September 30, 2026.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

During the fiscal quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

HANOVER BANCORP, INC.

Dated: November 6, 2026	/s/ Michael P. Puorro
Michael P. Puorro
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2026	/s/ Lance P. Burke
Lance P. Burke
Senior Executive Vice President & Chief Financial Officer
(Principal Financial Officer)